Form 10-Q
period 1996-03-31
CAPITAL CORP OF THE WEST
filed 1996-05-15
CIK 1004740

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE  ACT OF 1934 [FEE REQUIRED]
          For the Period Ended March 31, 1996
          Commission File Number: 0-27384
________________________________________________________________________________
CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

          CALIFORNIA                                                           77-0405791
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

1160 WEST OLIVE AVENUE, SUITE A  MERCED, CALIFORNIA                                          95348-1952
(Address of principal executive offices)                                                     (Zip Code)

(209) 725-2200
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Bank was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 X  Yes     ___  No

The number of shares outstanding of the Registrant's common stock, no par value, as of March 31, 1996 was 1,335,831. No shares of preferred stock, no par value, were outstanding at March 31, 1996.

                           CAPITAL CORP OF THE WEST
                               Table of Contents


PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements
          Consolidated Balance Sheets                                 2
          Consolidated Statements of Income                           3
          Consolidated Statements of Cash Flows                       4
          Notes to Consolidated Financial Statements                  5
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         6

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                            11
Item 2.  Changes in Securities                                        11
Item 3.  Defaults Upon Senior Securities                              11
Item 4.  Submission of Matters to a Vote of Security Holders          11
Item 5.  Other Information                                            11
Item 6.  Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                            12

Exhibit 2.1                                                           13
Exhibit 2.2                                                           15

                       CAPITAL CORP OF THE WEST
                     CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                                                        3/31/96      12/31/95
                                                      ----------    ----------
                                                           (IN THOUSANDS)
                  ASSETS
Cash & noninterest-bearing deposits in other banks       $18,784       $18,967
Federal funds sold                                             -             -
Investment securities available for sale at market        44,199        45,302
Mortgage loans held for sale                               2,315           501
Loans, net of allowance for
 loan losses of $1,860,000
 at March 31, 1996                                       136,483       132,035
 and $1,701,000 at December 31, 1995

Interest receivable                                        1,830         1,860
Bank premises and equipment, net                           4,333         4,138
Other assets                                               6,568         6,230
                                                      ----------    ----------
     Total Assets                                       $214,512      $209,033
                                                      ----------    ----------
                                                      ----------    ----------

     LIABILITIES AND  SHAREHOLDERS' EQUITY

Deposits

  Noninterest-bearing demand                             $34,979       $39,726
  Negotiable orders of withdrawal                         27,388        29,019
  Savings                                                101,220        95,537
  Time, under $100,000                                    23,969        21,917
  Time, $100,000 and over                                  6,943         6,402
                                                      ----------    ----------
     Total Deposits                                      194,499       192,601

Accrued interest, taxes and other liabilities              4,770         1,339
                                                      ----------    ----------
     Total Liabilities                                   199,269       193,940

Common stock, no par value

    2,500,000 shares authorized;
    1,335,831 issued & outstanding at March 31, 1996       9,880         9,870
     and 1,334,956 issued & outstanding at December
     31, 1995

Investment securities unrealized gains/(losses), net         (50)          312
Retained earnings                                          5,413         4,911
                                                      ----------    ----------
     Total Shareholders' Equity                           15,243        15,093
                                                      ----------    ----------
     Total Liabilities and Shareholders' Equity         $214,512      $209,033
                                                      ----------    ----------
                                                      ----------    ----------

                            See accompanying notes.

CAPITAL CORP OF THE WEST
CONSOLIDATED STATEMENTS OF  INCOME
(UNAUDITED)

                                                                    Three Months Ended
                                                                  3/31/96       3/31/95
                                                                 ----------    ----------
                                                         (In Thousands Except For Per Share Data)
INTEREST INCOME
  Interest and fees on loans                                         $3,419        $2,988
  Interest on investment securities
    Taxable                                                             716           465
    Non-taxable                                                          59            97
  Interest on federal funds sold                                         56            86
                                                                 ----------    ----------
       Total Interest Income                                          4,250         3,636

Interest Expense

  Deposits
    Negotiable orders of withdrawal                                      64            60
    Savings                                                           1,036         1,049
    Time, under $100,000                                                306           202
    Time, $100,000 and over                                              94            48
  Other                                                                  12             1
                                                                 ----------    ----------
       Total Interest Expense                                         1,512         1,360

Net Interest Income                                                   2,738         2,276
Provision for loan losses                                               160            39
                                                                 ----------    ----------
Net interest income after provision for loan losses                   2,578         2,237

Other Income
  Service charges on deposit accounts                                   474           215
  Income from real estate held for sale or development                   85            10
  Other                                                                  12           130
                                                                 ----------    ----------
       Total Other Income                                               571           355

Other Expenses

  Salaries and related benefits                                       1,186           972
  Bank premises and occupancy                                           157           136
  Equipment                                                             232           166
  Bank assessments                                                       10            95
  Professional fees                                                     178            71
  Marketing                                                              90            71
  Other                                                                 500           383
                                                                 ----------    ----------
       Total Other Expenses                                           2,353         1,894

Income before income taxes                                              796           698
Provision for income taxes                                              295           277
                                                                 ----------    ----------
Net Income                                                              501           421
                                                                 ----------    ----------
                                                                 ----------    ----------

Net Income Per Share                                                  $0.38         $0.32
                                                                 ----------    ----------
                                                                 ----------    ----------

                             See accompanying notes

                           CAPITAL CORP OF THE WEST
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                (UNAUDITED)

                                                                         3 MONTHS ENDED   3 MONTHS ENDED
                                                                             3/31/95          3/31/95
                                                                         --------------   --------------
                                                                               (IN THOUSANDS)
Operating activities

   Net income                                                            $          501   $          421
      Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
          Provision for loan losses                                                 160               39
          Depreciation, amortization and accretion, net                             368              112
          Provision for deferred income taxes                                         -              317
           Net decrease in accrued interest receivable & other assets                71              234
          Net (increase) in mortgage loans held for sale                         (1,814)          (1,874)
          Net increase in deferred loan fees                                         61               21
          Net increase (decrease) in accrued interest pay. & other liab.          3,431              (92)
          Provision for loss on real estate held for sale or development              -               50
          Net (gains) on sale of assets                                             (80)             (65)
                                                                         --------------   --------------
Net cash provided/(used) by operating activities                                  2,698             (837)
Investing activities
   Investment security purchases                                                 (7,699)          (4,847)
   Proceeds from maturities of investment securities                              2,000            2,571
   Proceeds from sales of investment securities                                   6,242                -
   Proceeds from sales of commercial and real estate loans                          591            1,145
   Net (increase) in loans                                                       (5,185)          (1,303)
   Purchases of bank premises and equipment                                        (369)            (406)
   Purchases from sale of real estate held for sale or development                 (369)             (62)
   Proceeds from sale of real estate held for sale or development                     -              196
                                                                        ---------------   --------------
Net cash (used) by investing activities                                          (4,789)          (2,706)
Financing activities

   Net increase (decrease) in demand, now and savings deposits                     (695)           8,419
   Net increase (decrease) in certificates of deposit                             2,593           (1,333)
   Exercise of stock options                                                         11                -
                                                                         --------------   --------------
Net cash provided by financing activities                                         1,909            7,086
Net (decrease) increase in cash and cash equivalents                               (183)           3,543

Cash and cash equivalents at beginning of year                                   18,967           16,490
                                                                         --------------   --------------
Cash and cash equivalents at end of quarter                              $       18,784   $       20,033
                                                                         --------------   --------------
                                                                         --------------   --------------

Supplemental Disclosure of noncash investing
  and financing activities:
     Investment securities unrealized losses                                        362              266



                             See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
March 31, 1996, December 31, 1995 AND March 31, 1995
(UNAUDITED)

GENERAL-COMPANY
Capital Corp of the West (the "Company") is a bank holding company which was organized as a corporation under the laws of the State of California on April
26, 1995.   On November 1, 1995 the Company became a federally chartered bank holding company and the holder of all of the capital stock of County Bank (the "Bank"). The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of one class of Common Stock, no par value and one class of Preferred Stock. As of February 29, 1996 there were 1,335,831 common shares outstanding, held of record by
approximately 1,200 shareholders.   There were no preferred shares outstanding
at March 31, 1996. In April 1996 the Company formed Capital West Group, a new subsidiary that intends to engage in the financial institutions advisory business, subject to Regulatory approval. The Bank has one wholly owned
subsidiary, Merced Area Investment & Development, Inc. ("MAID").   All
references herein to the "Company" include the Bank and the Bank's subsidiary, unless the context otherwise requires.

ACQUISITION
In March 1996, the Company entered into an agreement for the acquisition of Town & Country Finance and Thrift Company (the "Thrift"). As of the date of this report, no assurances can be given that the Company will receive the required regulatory and shareholder approvals for the acquisition.

GENERAL-BANK
The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations on December 22, 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's securities consist of one class of Common Stock, no par value and is wholly
owned by the Company.   The Bank's deposits are insured under the Federal
Deposit Insurance Act, up to applicable limits stated therein. Like most state-chartered banks of its size in California, it is not a member of the Federal Reserve System.


BANK'S INDUSTRY & MARKET AREA
The Bank engages in general commercial banking business primarily in Merced, Stanislaus and Tuolumne Counties from its main office, located at 490 West Olive Avenue, Merced, California 95341; and full-service branch offices located at 735 Bellevue Road, Atwater, California 95301; 606 West 19th Street, Merced, California 95340; 953 West Pacheco Boulevard, Los Banos, California 93635; 8019
N. Lander Avenue, Hilmar, California 95365;2001 Geer Road, Turlock, California 95382; and the Crossroads Shopping Center, Sonora, California. The Bank has a loan production office at 909 14th Street in Modesto, California. The Bank's administrative headquarters are located at 1160 West Olive, Suite A, Merced, California 95348, and its real estate department is located at 1170 West Olive, Suite I, Merced, California 95348. The latter has also been approved to be a full service branch banking office, although at present it is only being used to serve real estate loan customers with construction financing and permanent home mortgages. It also provides accommodations for the activities of Merced Area Investment and Development ("MAID"), the Bank's wholly owned real estate development subsidiary. Although approved to be a full service branch banking office, the administrative headquarters facility is presently used solely as the Company's corporate headquarters.

OTHER FINANCIAL NOTES
All adjustments, in the opinion of Management, which are necessary for a fair presentation of the Company's financial position at March 31, 1996, and at December 31, 1995 and the results of operations and statements of cash flows for the three month periods ended March 31, 1996 and 1995, have been included.
These interim statements are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Per share information is based on weighted average number of shares of common stock outstanding during each three month period after giving retroactive effect for the 15% stock dividend in June, 1995. The weighted average number of shares outstanding were 1,335,177 for the three month period ended March 31, 1996 and 1,333,869 for March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW--For the three months ended March 31, 1996, consolidated net income was $501,000 compared to $421,000 for the three month period ended March 31, 1995, a $80,000 (19%) increase. Earnings per share were $.38 and $.32, respectively. The annualized return on average assets was .99% for the first three months of 1996 as compared with .96% for the same three month period in 1995. The Company's annualized return on beginning equity was 13.3% and 12.1%, respectively.

Total assets at March 31, 1996 were $214,512,000, an increase of $5,479,000 or 2.6% compared to December 31, 1995. Net loans were $138,798,000 at March 31, 1996, an increase of $6,763,000 or 5.1% and deposits were $194,499,000, an increase of $1,898,000 or 1%. Total shareholders' equity grew to $15,243,000, a 1% increase from December 31, 1995.

LIQUIDITY--To maintain adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Bank. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. A bank may achieve desired liquidity from both assets and liabilities. The Bank considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of asset liquidity. Deposit growth, access to credit lines established with correspondent banks and market sources of funds are considered by the Bank as sources of liability liquidity.

The Bank reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. Management believes that the Bank maintains adequate amounts of liquid assets to meet its liquidity
needs.   These assets include cash and deposits in other banks, certain investment securities and federal funds sold. The Bank's liquid assets totalled $62,983,000 and $64,269,000 on March 31, 1996 and December 31, 1995,
respectively, and constituted 29.4% and 30.7%, respectively, of total assets on those dates. In analyzing liquidity for the Bank, consideration is also taken for the market value and pledging requirements of the Bank's investment securities. As of March 31, 1996 and December 31, 1995, the Bank's investment portfolio had market values of approximately $44,199,000 and $45,302,000, respectively. Total pledged securities as of March 31, 1996 totalled $19,328,000 as compared to $18,157,000 at December 31, 1995.

Although the Bank's primary sources of liquidity include liquid assets and a stable deposit base, the Bank maintains lines of credit with certain correspondent banks and Federal Reserve Bank aggregating $5,648,000 of which $3,506,000 was outstanding as of March 31, 1996 and $107,000 was outstanding as of December 31, 1995.

CAPITAL RESOURCES--Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $150,000 (1%) since December 31, 1995. This increase was the result of net income of $501,000 for the three month period ended March 31, 1996 offset by a decrease of $362,000 in investment securities unrealized gains, net of taxes. The Bank had unrealized losses, net of taxes, in its securities classified as available-for-sale of $50,000 as of March 31, 1996, compared to unrealized gains of $312,000 as of December 31, 1995.

Capital levels for the Bank continue to remain above established regulatory capital requirements. The Bank is subject to FDIC guidelines governing capital adequacy. Federal regulations establish guidelines for calculating "risk-adjusted" capital ratios. These guidelines establish a systematic approach of assigning risk weights to bank assets and commitments making capital requirements more sensitive to differences in risk profiles among banking organizations. Under these new regulations, banks are required to maintain a risk-based capital ratio of 8.0% by December 31, 1992 (with Tier One capital constituting at least 50% of total qualifying capital). As of March 31, 1996 and December 31, 1995 the Bank had risk-based capital ratios of 10.2% and 10.3% respectively (Tier One capital ratios equaled 9.1% and 9.2%, respectively).

Additionally, in 1991 the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a new minimum leverage capital ratio standard which replaced the existing primary capital standards. These requirements are designed to ensure that all banks, irrespective of their risk profile, maintain minimum levels of core capital which by definition excludes the allowance for loan losses. These minimum standards for top rated banks may be as low as 3%, however, the FDIC has stated that most banks should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of March 31, 1996 and December 31, 1995, the Bank's leverage capital ratio equalled 7.4% for both periods.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996--Net income for the three month period ended March 31, 1996 totaled $501,000, a increase of $80,000 (19%) over the same three month period in 1995. The increase in earnings in 1996 resulted primarily from strong asset growth, an improvement in the Bank's net interest income of $461,000 (20.2%) and improvements in fee income of $167,000 (41.3%) offset by increased loan loss provisions of $121,000 and an increase in noninterest expenses of $439,000 (23.2%). The increase in noninterest income is primarily the result of an increase in fees generated from asset management of $43,000, and service charges of $67,000. The increase in noninterest expense is primarily from a $214,000 increase in salary and benefit costs and additional premises, occupancy and marketing costs of
$106,000.   Many of the expense increases are the result of the addition of  a
Loan Production Office (LPO) and two full service branch offices in late 1995 and early 1996. On average, full time equivalent employees increased by 12 (11%) for the three months ended March 31, 1996 as compared with the same three month period in 1995.

When evaluating the performance of banking organizations, two measures of profitability commonly used are return on average assets and return on beginning equity. Return on average assets measures a bank's ability to profitably employ its resources. Annualized return on average assets for the three month period ended March 31, 1996 was .99%. This compares with .96% for the same three month period in 1995. Return on beginning equity is a measure of a bank's ability to generate income on the capital invested in the company by its shareholders. Annualized return on beginning equity was 13.3% for the three month period ended March 31, 1996 compared with 12.1% for the same three month period in 1995.

NET INTEREST INCOME--The Bank's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. The difference between the two is referred to as net interest income. Net interest income for the three months ended March 31, 1996 totalled $2,738,000 compared to $2,277,000 for the same period in 1995, a $461,000 (20.2%) increase.

Total interest and fees on earning assets increased to $4,250,000 for the first quarter of 1996, an increase of $615,000 (16.9%) over the same three month period in 1995. The level of interest income is affected by changes in volume (growth) and the rates earned on interest-earning assets. Interest-earning assets consists primarily of loans, investment securities and federal funds sold. Of the $615,000 increase in interest income, $558,000 was the result of increases in volume of interest-earning assets and $57,000 as the result of increased yields on those assets. Average interest-earning assets for the first three months of 1996 were $183,943,000 as compared with $159,756,000 for the first three months of 1995, a $21,083,000 (12.9%) increase.

Interest expense is a function of the volume of and the rates paid for interest- bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense increased to $1,512,000 in 1996 or an increase of $154,000 (11.3%) over the same period in 1995. Of the $154,000 increase, $177,000 was the result of increases in the volume of liabilities which was partially offset by $23,000 as a result of lower rates paid on those liabilities. Average interest-bearing liabilities were $186,349,000 for the first three months of 1996 as compared with $164,521,000 for the same three month period in 1995, a $21,828,000 (13.3%)
increase.

The Bank's net interest margin, the ratio of net interest income expressed as a percent of average interest-earning assets was 5.95% for the three month period ended March 31, 1996 compared with 5.70% for the same period in 1995. This provides a measurement of the Bank's ability to purchase and employ funds profitably during the period being measured. The increase in net interest margin is primarily attributable to growth of interest bearing assets.

ASSET AND LIABILITY MANAGEMENT--Asset and liability management is an integral part of managing a bank's primary source of income, net interest income. The Bank manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating rates. The Bank considers its rate-sensitive assets to be those which contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans, investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes and include maturing time certificates of deposits and certain savings and interest-bearing transaction account deposits. The difference between the amount of assets and liabilities that are repricing in various time frames is called the "gap". Generally, if repricing assets exceed repricing liabilities in a time period the Bank would be "asset-sensitive" and if repricing liabilities exceed repricing assets in a time period the Bank would be "liability-sensitive". The Bank generally seeks to maintain a balanced position whereby there is no significant "asset or liability sensitivity" to ensure net interest margin stability in times of volatile interest rates. This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

The Bank was moderately "liability-sensitive" with a negative cumulative one year gap of $26,871,000 or 12.5% of total assets as of March 31, 1996. This compares with the Bank being moderately "liability-sensitive" with a negative cumulative one year gap of $14,718,000 or 7% of total assets as of December 31, 1995. In general, based upon the Bank's mix of deposits, loans and investments, declines in interest rates would be expected to moderately increase the Bank's net interest margin. Increases in interest rates would be expected to have the opposite effect.

The change in net interest income may not, however, always follow the general expectations of an "asset-sensitive" or "liability-sensitive" balance sheet during periods of changing interest rates. This results from interest rates paid changing by differing increments and at different time intervals for each type of rate-sensitive asset and liability.

An additional measure of interest rate sensitivity that the Bank monitors is its expected change in earnings. This model's estimate of interest rate sensitivity takes into account an estimate of the differing time intervals and interest rate change increments for each type of rate-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Bank's return on equity. Based upon the March 31, 1996 mix of rate-sensitive assets and liabilities, given an immediate and sustained increase in the federal funds rate of 1%, this model estimates the Bank's cumulative return on equity over the next year would decrease by less than 1%. This compares with a cumulative one year expected decrease in return on equity of less than 1% as of December 31, 1995. While no assurance can be made, both of these measures of interest rate risk indicate that the Bank appears not to be subject to significant risk of change in its net interest margin as a result of changes in interest rates.

ALLOWANCE AND PROVISION FOR LOAN LOSSES--The Bank maintains an allowance for possible loan losses at a level considered by Management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance for possible loan losses, Management takes into consideration the overall growth trend in the portfolio, examinations of bank supervisory authorities, internal and external credit reviews, prior loan loss experience for the Bank, concentrations of credit risk, delinquency trends, general economic conditions and the interest rate environment. The allowance is based on estimates and ultimate future losses may vary from current estimates. It is always possible that future economic or other factors may adversely affect the Bank's borrowers, and thereby cause loan losses to exceed the current allowance.


The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Bank recorded loss provisions in the first three month period of 1996 of $160,000 as compared to $39,000 in the same period in 1995. The Bank's charge offs, net of recoveries, were $1,000 for the three month period ended March 31, 1996 as compared with $10,000 for the same three month period in 1995. As of March 31, 1996 the allowance for loan losses was $1,860,000 or 1.3% of total gross loans outstanding. This compares with an allowance for loan losses of $1,701,000 or 1.3% of total loans outstanding as of December 31, 1995.

ASSET QUALITY--Management recognizes the importance of asset quality as a key ingredient to the successful financial performance of a bank. The level of nonperforming loans and real estate acquired through foreclosure are two indicators of asset quality. Nonperforming loans are those in which the borrower fails to perform under the original terms of the obligation and are categorized as loans past due 90 days or more, loans on nonaccrual status and restructured loans. Loans are generally placed on nonaccrual status and accrued but unpaid interest is reversed against current year income when interest or principal payments become 90 days past due unless the outstanding principal and interest is adequately secured and, in the opinion of Management, is in process of collection. Additional loans which are not 90 days past due may also be placed on nonaccrual status if Management believes the borrower will not be able to comply with the contractual loan repayment terms and the collection of principal interest is in question.

The Bank had nonperforming loans at March 31, 1996 of $5,540,000 as compared with $4,673,000 at December 31, 1995. Included in the March 31, 1996 totals, $4,511,000 were loans on nonaccrual status and $635,000 were loans 90 day past due that were not on nonaccrual status. Of the total nonperforming loans as of that date, $3,292,000 were loans that are secured by first deeds of trust on real property. Other forms of collateral such as inventory and equipment secure the remaining nonperforming loans as of that date. Included in the non-performing loans is a large real estate loan that has recently been restructured but is still shown as a non-performing loan and a large agriculture loan that is in the process of liquidation. It is anticipated that a majority of the liquidation of the agriculture loan will be completed without material loss by June 30, 1996.

In addition, the Bank has purchased a portfolio of lease receivables in 1994 that as of March 31, 1996 totaled $1,793,000. The company which packages and sells these leases to financial institutions filed a Chapter 11 reorganization in April 1996 and its chief financial officer has been charged by the Securities and Exchange Commission with participating in securities fraud. More that 360 banks nationwide have acquired similar lease receivable contracts. The Bank has retained counsel jointly with other California banks and is currently analyzing its position to ascertain the extent of loss, if any, the Bank may incur. The bankruptcy court has released approximately $500,000 in lease receivables from the effect of the bankruptcy proceeding. Because the bankruptcy proceedings are likely to delay the regular payments under the leases, the Bank placed $1,200,000 of these receivables on non-accrual status on May 3, 1996. This amount is not included in non-performing assets as of March 31, 1996. The Bank has no information that would lead it to conclude that the leases are not genuine. The Bank is in possession of what appear to be originals of the leases and filed the necessary documentation to perfect its interest in those leases. The bankruptcy trustee has advised the bankruptcy court that he will make an early investigation of the general position of the creditor banks, including County Bank, and will take appropriate action upon making his determination. As further information becomes available, the bank will re-evaluate its position and, if necessary, make appropriate provisions if any loss is expected in connection with the leases.

Additionally as of March 31, 1996 and December 31, 1995, the Bank had $416,000
and $47,000 in real estate acquired through foreclosure, respectively.   Such
properties are carried at the lower of their estimated market value, as evidenced by independent appraisals, or the recorded investment in the related loan. At foreclosure, if the fair value of the real estate is less than the Bank's recorded investment in the related loan, a charge is made to the allowance for possible loan losses.

Total nonperforming loans represented 30.4% of the allowance for loan losses and total equity capital as of March 31, 1996. This compares with nonperforming loans of 27.7% of the allowance for loan losses and total equity capital as of December 31, 1995.

The Bank's loan portfolio consists primarily of commercial loans, agriculture loans, real estate mortgage loans, real estate construction loans and consumer installment loans. The composition of the portfolio as of March 31, 1996 was as follows: commercial loans (13.4%), agriculture loans (30.6%), real estate construction loans (8%), real estate mortgage loans (34.5%) and consumer loans comprised 13.5% of the portfolio. The largest segment within the agriculture portfolio is the Bank's dairy loans. Dairy loans comprised 25.9% of the loan portfolio as March 31, 1995. The above referenced loan portfolio mix has not materially changed from the end of the prior year.


MERCED AREA INVESTMENT DEVELOPMENT, INC. "MAID."--
In late 1995, the Company and Bank wrote down the entire remaining investment in MAID in the amount of $2,881,000. The uncertainty about the effect of the investment in MAID on the results of future operations caused management to recognize the complete write-down in 1995. Furthermore, the general local real estate market has experienced declines in value over the last several years, especially in real estate values associated with the type of development in which MAID is involved. The decline in the general real estate market in the Merced area is in part attributable to the closure of a large military facility and is exaggerated by the general extended downturn in the
states economic condition.   The Bank has also noted that other financial
institutions in its area has taken a similar course of action in the write-down of similar properties.

Although the FRB did not require that the bank write-off MAID, the FRB does not consider real estate development to be an activity closely related to banking and the Bank had previously committed itself to divesting its real estate development assets by the end of 1996, as required by FDICIA regulations discussed above. At December 31, 1995, MAID held two real estate projects including improved and unimproved land in various stages of development. MAID continues to market these projects, and any amounts realized upon sale or other disposition of these assets above their current carrying value of zero will result in non-interest income at the time of such sale or disposition.

As mentioned above the bank still retains title to two properties. The following is a general discussion of these properties:

(1)  This project consists of 13 remaining improved lots and 117 additional
unimproved lots.   In 1995, MAID sold 6 homes.  For the aforementioned reasons, provisions for the write-off of this property of $1,255,000 were recorded in 1995. MAID does not intend to develop the subsequent three phases (117 lots) of this property.

(2) This project is comprised of 230 unimproved lots of which 183 are remaining. A bulk sale of 47 lots occurred in 1995 in which an agreement was made with the purchaser of the lots for an option to acquire additional 47 lots
over the next eighteen months.   For the aforementioned reasons, provisions for
the write-off of this property of $1,626,000 were recorded in 1995.

Beginning in December, 1992, FDICIA required that state banks and their subsidiaries could not engage, as principal, in activities not permissible to national banks and their subsidiaries, unless the FDIC determines the activity poses no significant risk to the BIF and the state bank is and continues to be adequately capitalized. Generally, national banks may not engage in real estate development or investment.

In December 1995 the Bank was granted regulatory approval to extend its plan for divestiture of its existing real estate development activities for an additional five years from December 19, 1996 or until the end of the year 2001.

NONINTEREST INCOME--Total noninterest income increased by $167,000 (41.3%) for the three month period ended March 31, 1996 as compared with the same period in 1995. Service charges on deposit accounts increased by $66,000 (30.7%), income from the sale of loans and real estate held for sale or development decreased by $32,000 (49%) and other income increased by $118,000 (157%). In addition the Bank did not provide provisions for the possible loss on the sale of real estate held for sale or development in 1996 as compared with $50,000 in provisions in the same three month period in 1995.

The Bank recognized $97,000 in gains on the sale of loans and  real estate held
for sale or development for the three months ended March 31, 1996.   This amount
consists primarily of the sale of SBA loans.   This compares with gains of
$65,000 for that same three month period in 1995 which primarily consisted of SBA loans and the sale of 2 MAID residential properties.

The Bank records its investment in real estate held for sale or development at the lower cost or net realizable value, as evidenced by independent appraisals. As a result of Management's evaluation of current and potential future market conditions in the local market area, the Bank provided $50,000 for future possible losses on the sale of certain real estate projects in the first quarter of 1995. There are no write downs in the same quarter for 1996 due to the complete write down of all MAID properties at the end of 1995.

NONINTEREST EXPENSE--Noninterest expenses increased by $439,000 (23.2%) for the three month period ended March 31, 1996 as compared with the same period in 1995. Salaries and related benefits increased by $214,000 (22%), occupancy expenses increased $21,000 (15.4%), equipment expenses increased $66,000 (39.8%), marketing expenses increased by $19,000 or (26.8%) and other expenses increased by $139,000 (25.3%).

Many of the expense increases are the result of the addition of a Loan Production Office (LPO) and two full service branch offices in late 1995 and early 1996. On average, full time equivalent employees increased by 12 (11%) for the three months ended March 31, 1996 as compared with the same three month period in 1995.

PROVISION FOR INCOME TAXES--The Bank's provision for income taxes was $295,000 for the three month period ended March 31, 1996 as compared with $277,000 for the same three month period in 1995. Effective tax rates were 39% for both years.

OTHER FINANCIAL INFORMATION--The Company has entered into an agreement to relocate its administrative office and its Downtown Branch to the corner of M & Main Street in downtown Merced, California. Central administrative support and certain loan departments will be relocated to this site as well. Construction is expected to commence Summer 1996 with completion of the facility by Spring 1997. Anticipated costs of this project are currently estimated at $4,800,000. The facility is a three story building of approximately 29,000 square feet.


PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

ITEM 2.  CHANGES IN SECURITIES
In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

ITEM 5.  OTHER INFORMATION
In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBIT NUMBER    DESCRIPTION
        2.1          Form 8-K filed with Securities and Exchange Commission on January 30, 1996
        2.2          Form 8-K filed with Securities and Exchange Commission
                     on April 19, 1996
        27           Financial Data Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Capital Corp of the West

                                   /s/ Thomas T. Hawker
                                   -------------------------------------------
                                   Thomas T. Hawker
                                   President &  Chief Executive Officer


                                   /s/ Janey Boyce
                                   -------------------------------------------
                                   Janey Boyce
                                   Vice President & Chief Financial Officer

Dated: May 12, 1996