Form 10-Q
period 1996-06-30
CAPITAL CORP OF THE WEST
filed 1996-08-14
CIK 1004740

                U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                               FORM 10-Q
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE  ACT OF 1934 [Fee Required]
       For the Period Ended June 30, 1996
       Commission File Number: 0-27384

                         CAPITAL CORP OF  THE WEST
        (Exact name of registrant as specified in its charter)

         CALIFORNIA                            77-0405791
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)

1160 WEST OLIVE AVENUE, SUITE A  MERCED, CALIFORNIA           95348-1952
     (Address of principal executive offices)                 (Zip Code)

                                (209) 725-2200
               (Registrant's telephone number, including area code)

                                      N/A
               (Former name, former address and former fiscal year,
                           if changed since last report)

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__X__  Yes      ____ No

The number of shares outstanding of the Registrant's common stock, no par value, as of June 30, 1996 was approximately 1,730,072. No shares of preferred stock, no par value, were outstanding at June 30, 1996.

                         CAPITAL CORP OF THE WEST
                           Table of Contents


PART I--FINANCIAL INFORMATION

Item 1. Financial Statements
                 Consolidated Balance Sheets                         2
                 Consolidated Statements of Income                   3
                 Consolidated Statements of Cash Flows               4
                 Notes to Consolidated Financial Statements          5

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         6

PART II--OTHER INFORMATION

Item 1. Legal Proceedings                                           13
Item 2. Changes in Securities                                       13
Item 3. Defaults Upon Senior Securities                             13
Item 4. Submission of Matters to a Vote of Security Holders         13
Item 5. Other Information                                           14
Item 6. Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                          14

                            Capital Corp of the West
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                          6/30/96     12/31/95
                                                          --------    --------
                                                            (In thousands)
                      ASSETS
Cash & noninterest-bearing deposits in other banks        $ 17,451    $ 18,967
Federal funds sold                                             575          --
Investment securities available for sale at market          41,211      45,302
Mortgage loans held for sale                                   865         501
Loans, net of allowance for loan losses of $2,064,000
  at June 30, 1996 and $1,701,000 at December 31, 1995     161,988     132,035
Interest receivable                                          1,799       1,860
Bank premises and equipment, net                             4,827       4,138
Real estate held for sale or development                        --          --
Other assets                                                11,092       6,230
                                                          --------    --------
  Total Assets                                            $239,808    $209,033
                                                          --------    --------
                                                          --------    --------
    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
 Noninterest-bearing demand                               $ 35,082    $ 39,726
 Negotiable orders of withdrawal                            26,920      29,019
 Savings                                                   106,063      95,537
 Time, under $100,000                                       39,548      21,917
 Time, $100,000 and over                                     8,004       6,402
                                                          --------    --------
  Total Deposits                                           215,617     192,601
Accrued interest, taxes and other liabilities                4,864       1,339
                                                          --------    --------
  Total Liabilities                                        220,481     193,940

Common stock, no par value
 20,000,000 shares authorized;
 1,730,033 issued & outstanding at June 30, 1996 and
 1,400,128 issued & outstanding at December 31, 1995        15,298       9,870
Investment securities unrealized (losses) gains, net          (485)        312
Retained earnings                                            4,514       4,911
                                                          --------    --------
  Total Shareholders' Equity                                19,327      15,093
                                                          --------    --------
  Total Liabilities and Shareholders' Equity              $239,808    $209,033
                                                          --------    --------
                                                          --------    --------


                           See accompanying notes.

                               Capital Corp of the West
                          Consolidated Statements of Income
                                     (Unaudited)


                                  Three Months Ended         Six Months Ended
                                6/30/96       6/30/95      6/30/96      6/30/95
                                -------       -------      -------      -------
                                (In Thousands Except      (In Thousands Except
                                For Per Share Data)       For Per Share Data)

Interest Income
  Interest and fees on loans    $3,647        $3,232       $7,067       $6,220
  Interest on investment
   securities
    Taxable                        589           502        1,304          967
    Non-taxable                     62            98          121          195
  Interest on federal funds
   sold                             15            61           71          148
                                -------       -------      -------      -------
      Total Interest Income      4,313         3,893        8,563        7,530

Interest Expense
  Deposits
    Negotiable orders of
     withdrawal                     64            57          127          117
    Savings                      1,025         1,068        2,061        2,117
    Time, under $100,000           315           218          622          417
    Time, $100,000 and over         91            65          185          114
  Other                             35             5           47            7
                                -------       -------      -------      -------
      Total Interest Expense     1,530         1,413        3,042        2,772

Net Interest Income              2,783         2,480        5,521        4,758
Provision for loan losses          150            39          310           78
                                -------       -------      -------      -------
Net interest income after
 provision for loan losses       2,633         2,441        5,211        4,680

Other Income
  Service charges on deposit
   accounts                        320           218          601          432
  Income from real estate
   held for sale                    68            10           76           10
  Provision for loss on real
   estate held for sale              0           (50)           0         (100)
  Other                            296           110          578          299
                                -------       -------      -------      -------
    Total Other Income             684           288        1,255          641

Other Expenses
  Salaries and related
   benefits                      1,454         1,046        2,640        2,018
  Bank premises and occupancy      184           152          341          289
  Equipment                        251           197          484          363
  Bank assessments                  11            90           21          186
  Professional fees                190            89          332          171
  Marketing                        106            41          196          112
  Other                            657           449        1,192          820
                                -------       -------      -------      -------
    Total Other Expenses         2,853         2,064        5,206        3,959

Income before income taxes         464           665        1,260        1,362
Provision for income taxes         168           259          463          536
                                -------       -------      -------      -------
Net Income                         296           406          797          826
                                -------       -------      -------      -------
                                -------       -------      -------      -------
Net Income Per Share             $0.21         $0.29        $0.55        $0.59
                                -------       -------      -------      -------
                                -------       -------      -------      -------


                              See accompanying notes

                               Capital Corp of The West
                          Statement of Consolidated Cash Flows
                                      (Unaudited)


                                                6 months ended   6 months ended
                                                    6/30/96          6/30/95
                                                --------------   --------------
                                                         (In thousands)
Operating activities
 Net income                                        $    797        $    826
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Provision for loan losses                           310              78
    Depreciation, amortization and accretion, net       609             366
    Provision for deferred income taxes                 (59)            370
    Net (increase) decrease in accrued interest
     receivable & other assets                       (3,854)            525
    Net (increase) decrease in mortgage loans
     held for sale                                     (364)          1,071
    Net increase in deferred loan fees                    3              12
    Net increase (decrease) in accrued interest
     payable & other liabilities                      3,443            (122)
    Provision for loss on real estate held for
     sale or development                                  -             100
    Net (gains) loss on sale of assets                  121             (65)
                                                   --------        --------
Net cash provided by operating activities             1,006           3,161

Investing activities
 Purchases of investment securities                  (7,699)         (7,862)
 Proceeds from maturities of investment securities    1,757           4,087
 Proceeds from sales of investment securities         8,472               -
 Proceeds from sales of commercial and
  real estate loans                                   1,941           1,145
 Net (increase) in loans                            (32,327)         (5,574)
 Purchases of bank premises and equipment            (1,054)         (1,115)
 Proceeds from sale of equipment                          -               -
 Purchases of real estate held for
  sale or development                                  (504)           (267)
 Proceeds from sale of real estate held for
  sale or development                                   135             244
                                                   --------        --------
Net cash (used) by investing activities             (29,279)         (9,342)

Financing activities
 Net increase in demand, now and savings deposits     3,783           2,518
 Net increase in certificates of deposit             19,233           2,571
 Issuance of common stock for acquisition             3,969               -
 Cash dividends and fractional shares                    -              (6)
 Exercise of stock options & purchase of shares         347               -
                                                   --------        --------
Net cash provided by financing activities            27,332           5,089

Net (decrease) in cash and cash equivalents            (941)         (1,092)

Cash and cash equivalents at beginning of year       18,967          16,490
                                                   --------        --------
Cash and cash equivalents at end of quarter        $ 18,026        $ 15,398
                                                   --------        ---------
                                                   --------        ---------
Supplemental Disclosure of noncash investing
 and financing activities:
  Investment securities unrealized losses            (1,306)            198


                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
June 30, 1996, December 31, 1995 and June 30, 1995
(UNAUDITED)

GENERAL--COMPANY
Capital Corp of the West (the "Company") is a bank holding company which was organized as a corporation under the laws of the State of California on April 26, 1995. On November 1, 1995 the Company became a bank holding company and the holder of all of the capital stock of County Bank (the "Bank"). The Company's primary asset is County Bank and County Bank is the Company's primary source of income. The Company's securities consist of one class of Common Stock, no par value and one class of Preferred Stock. As of June 28, 1996 there were approximately 1,730,072 common shares outstanding, held of record by approximately 1,265 shareholders. This estimate includes approximately 281,676 shares of common stock that will be issued to approximately 68 shareholders of Town and Country Finance & Thrift Company (The "Thrift") as a result of the acquisition of the Thrift on June 28, 1996. There were no preferred shares outstanding at June 30, 1996. In April 1996, the Company formed Capital West Group, a new subsidiary that intends to engage in the financial institutions advisory business, subject to regulatory approval. The Bank has one wholly owned subsidiary, Merced Area Investment & Development, Inc. ("MAID"). All references herein to the "Company" include the Bank, the Thrift and the Bank's subsidiary, unless the context otherwise requires.

ACQUISITION
In March 1996, the Company entered into an agreement for the acquisition of the Thrift. On June 28, 1996, the Company received regulatory and shareholder approval to consummate the purchase of the Thrift. The transaction will result in approximately 281,676 shares of stock being issued and $1,800,000 being disbursed to the 83 shareholders of Town & Country. The total purchase price was $33.05 per share, or $5,558,000 which represents approximately 158% of Town & Country equity capital as of June 28, 1996. The Thrift was incorporated in 1957. It is licensed by the California Department of Corporations as an industrial loan company, also known as a thrift and loan company. It conducts a general consumer lending and deposit-taking business from its four offices serving Turlock, Modesto, Visalia and Fresno, California. It specializes in direct loans to the public and the purchase of financing contracts, principally from automobile dealerships and furniture stores. Town & Country's deposits (technically known as investment certificate or certificates of deposit rather than deposits) are insured by the FDIC up to applicable limits. The purchase is being accounted for under the purchase method of accounting. The balance sheet of the Company as of June 28, 1996 includes the Thrift. The income statement for the periods ending June 30, 1996 does not include the Thrift.

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

BANK'S INDUSTRY & MARKET AREA
The Bank engages in general commercial banking business primarily in Merced, Stanislaus and Tuolumne Counties from its main office, in Merced; and full-service branch offices located in Atwater; downtown Merced, Los Banos; Hilmar, Turlock; and Sonora, California. The Bank has a loan production office in Modesto, California. The Bank's administrative headquarters and its real estate department are located in Merced, California. The latter has also been approved to be a full service branch banking office, although at present it is only being used to serve real estate loan customers with construction financing and permanent home mortgages. It also provides accommodations for the activities of MAID. Although approved to be a full service branch banking office, the administrative headquarters facility is presently used solely as the Company's corporate headquarters.

OTHER FINANCIAL NOTES

All adjustments, in the opinion of Management, which are necessary for a fair presentation of the Company's financial position at June 30, 1996, and at December 31, 1995 and the results of operations and statements of cash flows for the six month periods ended June 30, 1996 and 1995 and the three month periods ended June 30, 1996 and 1995 have been included. These interim statements are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Per share information is based on weighted average number of shares of common stock outstanding during each presented period after giving retroactive effect for the 5% stock dividend for shareholders of record on August 16, 1996 and an estimated 281,676 shares to be issued as a result of the acquisition of the Thrift. The weighted average number of shares outstanding were 1,446,199 for the six month period ended June 30, 1996 and 1,437,203 for the three month period ended June 30, 1996. This compares with weighted average number of shares for the three and six month period ended June 30, 1995 of 1,400,128. On June 20, 1996, the Company declared a $.05 per share cash dividend and a 5% stock dividend for shareholders of record August 16, 1996 payable on September 16, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW--For the six months ended June 30, 1996, consolidated net income was $797,000 compared to $826,000 for the six month period ended June 30, 1995, a $29,000 (3.5%) decrease. Earnings per share were $.55 and $.59, respectively. The annualized return on average assets was .78% for the first six months of 1996 as compared with .93% for the same six month period in 1995. The Company's annualized return on beginning equity was 10.6% and 11.8%, respectively.

Total assets at June 30, 1996 were $239,808,000, an increase of $30,775,000 or 14.7% compared to December 31, 1995. Net loans were $161,988,000 at June 30, 1996, an increase of $29,953,000 or 22.7% and deposits were $215,617,000, an increase of $23,016,000 or 11.9%. Total shareholders' equity grew to $19,327,000, a 28.1% increase from December 31, 1995. A primary contributor to the growth of the Company was the acquisition of Town & Country as of June
28, 1996. As of that date, Town & Country had total assets of $28.0 million, total loans of $18.0 million and $22.3 million in total deposits.

LIQUIDITY--To maintain adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. The need for liquidity in financial institutions arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. A financial institution may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of asset liquidity. Deposit growth, access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity.

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. These assets include cash and deposits in other banks, certain investment securities and federal funds sold. The Bank's liquid assets totalled $59,237,000 and $64,269,000 on June 30, 1996 and December 31, 1995, respectively, and constituted 24.7% and 30.7%, respectively, of total assets on those dates. In analyzing liquidity for the Company, consideration is also taken for the market value and pledging requirements of the Company's investment securities. As of June 30, 1996 and December 31, 1995, the Company's investment portfolio had unrealized security losses of $485,000 and unrealized securities gains of $312,000, respectively. Total pledged securities as of June 30, 1996 totalled $17,493,000 as compared to $18,157,000 at December 31, 1995. The decline in liquidity is primarily a result of an increase in loans since December 31, 1995 of $29,953,000 with a corresponding increase in deposits of $23,016,000. Total investment securities decreased by $4,091,000 since December 31, 1995.

Although the Company's primary sources of liquidity include liquid assets and a stable deposit bank, the Company maintains lines of credit with certain correspondent banks and Federal Reserve Bank aggregating $10,072,000 of which $1,606,000 was outstanding as of June 30, 1996 and $107,000 was outstanding as of December 31, 1995.

CAPITAL RESOURCES -- Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $4,234,000 (28.0%) since
December 31, 1995. This increase was the result of net income of $797,000 for the six month period ended June 30, 1996 and $4,234,000 as a result of the issuance of stock for the purchase of Town & Country, $347,000 as a result of exercised stock options and stock issuance related to the Company's benefit plans, offset in part by $82,000 set aside for the payment of the 5 cents per share cash dividend to be paid in September 1996, a decrease of $797,000 in investment securities unrealized gains, net of taxes. The Company had unrealized losses, net of taxes, in its securities classified as available-for-sale of $485,000 as of June 30, 1996, compared to unrealized gains of $312,000 as of December 31, 1995.

Capital levels for the Company continue to remain above established regulatory capital requirements. The Company is subject to FRB guidelines governing capital adequacy. Federal regulations establish guidelines for calculating "risk-adjusted" capital ratios. These guidelines establish a systematic approach of assigning risk weights to bank assets and commitments making capital requirements more sensitive to differences in risk profiles among banking organizations. Banks are required to maintain a risk-based capital ratio of 8.0% (with Tier One capital constituting at least 50% of total qualifying capital). As of June 30, 1996 and December 31, 1995 the Company had risk-based capital ratios of 11.1% and 10.3% respectively (Tier One capital ratios equaled 10.8% and 9.2%, respectively).

Additionally, a minimum leverage capital ratio standard exists which is designed to ensure that all banks, irrespective of their risk profile, maintain minimum levels of core capital which by definition excludes the allowance for loan losses. These minimum standards for top rated banks may be as low as 3%, however, the FRB has stated that most banks should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of June 30, 1996 and December 31, 1995, the Company's leverage capital ratio equaled 9.4% for June 10, 1996 and 7.4% as of December 31, 1995. The acquisition of the Thrift occurred on June 28, 1996. The leverage ratio, restated as if the Company owned the Thrift for an entire quarter, would be 8.3% as of June 30, 1996.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 -- Net income for the six month period ended June 30, 1996 totaled $797,000, a decrease of $29,000 (3.5%) over the same six month period in 1995. Included in the 1996 results are the final results of a one-time expense as a result of an implementation plan announced by the Bank to streamline operations and improve customer service. The implementation plan included a voluntary separation package offered to all Bank employees based upon their years of service. As of June 28, 1996, the last day upon which such offer could be accepted, 23 employees accepted the package resulting in a one-time expense of $286,000 before taxes or $183,000 after taxes. Without this expense, earnings for the six months ended June 30, 1996 would have been $980,000. The increase in earnings in 1996 before this one-time expense resulted primarily from strong asset growth and an improvement in the Bank's net interest income of $763,000 (16.0%), and improvements in fee income of $614,000 (95.8%)
offset by increased loan loss provisions of $232,000 (297.4%) and an increase in noninterest expenses of $1,247,000 (31.5%). The increase in other income is primarily the result of increased fees generated from service charges of $169,000, no further provision for loss on the Bank's real estate subsidiary which was completely written off last year and other income increases of $279,000. The increase in noninterest expense is primarily the result of the $286,000 one time expense for the severance package previously discussed and increases in salary and benefit costs, additional premises, occupancy and marketing costs. Many of the expense increases are the result of the addition of a Loan Production Office (LPO) and two full service branch offices in the Bank in late 1995 and early 1996 and the formation of Capital West Group, a new subsidiary of the holding company.

When evaluating the performance of banking organizations, two measures of profitability commonly used are return on average assets and return on beginning equity. Return on average assets measures a company's ability to profitably employ its resources. Annualized return on average assets for the six month period ended June 30, 1996 was .78%. This compares with .93% for the same six month period in 1995. Return on beginning equity is a measure of a company's ability to generate income on the capital invested in the company by its shareholders. Annualized return on beginning equity was 10.6% for the six month period ended June 30, 1996 compared with 11.8% for the same six month period in 1995.

NET INTEREST INCOME -- The Company's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. The difference between the two is referred to as net interest income. Net interest income for the six months ended June 30, 1996 totaled $5,521,000 compared to $4,758,000 for the same period in 1995, a $763,000 (16.2%) increase.

Total interest and fees on earning assets increased to $8,563,000 for the first half of 1996, an increase of $1,033,000 (13.7%) over the same six month period in 1995. The level of interest income is affected by changes in volume (growth) and the rates earned on interest-earning assets. Interest-earning assets consists primarily of loans, investment securities and federal funds sold. Of the $1,033,000 increase in interest income, $1,150,000 was the result of increases in volume of interest-earning assets which is partially offset by $117,000 as the result of decreased yields on those assets. Average interest-earning assets for the first six months of 1996 were $185,694,000 as compared with $160,704,000 for the first six months of 1995, a $24,990,000 (15.6%) increase.

Interest expense is a function of the volume of and the rates paid for interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense increased to $3,042,000 in 1996 or an increase of $270,000 (9.7%) over the same six month period in 1995. Of the $270,000 increase, $399,000 was the result of increases in the volume of liabilities which was partially offset by $129,000 as a result of lower rates paid on those liabilities. Average interest-bearing liabilities were $160,500,000 for the first six months of 1996 as compared with $138,885,000 for the same six month period in 1995, a $21,615,000 (15.6%) increase.

The Company's net interest margin, the ratio of net interest income expressed as a percent of average interest-earning assets was 5.95% for the six month period ended June 30, 1996 compared with 5.92% for the same period in 1995. This provides a measurement of the Bank's ability to purchase and employ funds profitably during the period being measured. The increase in net interest margin is primarily attributable to growth of loans as a percentage of interest earning assets, partially offset by an increase in nonperforming loans in 1996.

ASSET AND LIABILITY MANAGEMENT -- Asset and liability management is an integral part of managing a financial institution's primary source of income, net interest income. The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating rates. The Company considers its rate-sensitive assets to be those which contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans, investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes and include maturing time certificates of deposits and certain savings and interest-bearing transaction account deposits. The difference between the amount of assets and liabilities that are repricing in various time frames is called the "gap". Generally, if repricing assets exceed repricing liabilities in a time period the Company would be "asset-sensitive" and if repricing liabilities exceed repricing assets in a time period the Company would be "liability-sensitive". The Bank generally seeks to maintain a balanced position whereby there is no significant "asset or liability sensitivity" to ensure net interest margin stability in times of volatile interest rates. This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

The Company was moderately "liability-sensitive" with a negative cumulative one year gap of $35,649,000 or 14.9% of total assets as of June 30, 1996. This compares with the Company being moderately "liability-sensitive" with a negative cumulative one year gap of $14,718,000 or 7% of total assets as of December 31, 1995. In general, based upon the Bank's mix of deposits, loans and investments, declines in interest rates would be expected to moderately increase the Bank's net interest margin. Increases in interest rates would be expected to have the opposite effect. The increase in the liability sensitive nature of the Company is due to the acquisition of the Thrift.

The change in net interest income may not, however, always follow the general expectations of an "asset-sensitive" or "liability-sensitive" balance sheet during periods of changing interest rates. This results from interest rates paid changing by differing increments and at different time intervals for each type of rate-sensitive asset and liability.

An additional measure of interest rate sensitivity that the Company monitors is its expected change in earnings. This model's estimate of interest rate sensitivity takes into account an estimate of the differing time intervals and interest rate change increments for each type of rate-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's return on equity. Based upon the June 30, 1996 mix of rate-sensitive assets and liabilities, given an immediate and sustained increase in the federal funds rate of 1%, this model estimates the Company's cumulative return on equity over the next year would decrease by less than 1%. This compares with a cumulative one year expected decrease in return on equity of less than 1% as of December 31, 1995. While no assurance can be made, both of these measures of interest rate risk indicate that the Company appears not to be subject to significant risk of change in its net interest margin as a result of this level of change in interest rates.

ALLOWANCE AND PROVISION FOR LOAN LOSSES--The Company maintains an allowance for possible loan losses at a level considered by Management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance for possible loan losses, Management takes into consideration the overall growth trend in the portfolio, examinations of bank supervisory authorities, internal and external credit reviews, prior loan loss experience for the Bank, concentrations of credit risk, delinquency trends, general economic conditions and the interest rate environment. The allowance is based on estimates and ultimate future losses may vary from current estimates. It is always possible that future economic or other factors may adversely affect the Company's borrowers, and thereby cause loan losses to exceed the current allowance.

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded loss provisions in the first six month period of 1996 of $232,000 as compared to $78,000 in the same period in 1995. The Company's charge offs, net of recoveries, were $107,000 for the six month period ended June 30, 1996 as compared with $46,000 for the same six month period in 1995. As of June 30, 1996 the allowance for loan losses was $2,064,000 or 1.3% of total gross loans outstanding for the Company. This compares with an allowance for loan losses of $1,701,000 or 1.3% of total loans outstanding as of December 31, 1995.

ASSET QUALITY--Management recognizes the importance of asset quality as a key ingredient to the successful financial performance of a financial institution. The level of nonperforming loans and real estate acquired through foreclosure are two indicators of asset quality. Nonperforming loans are those in which the borrower fails to perform under the original terms of the obligation and are categorized as loans past due 90 days or more, loans on nonaccrual status and restructured loans. Loans are generally placed on nonaccrual status and accrued but unpaid interest is reversed against current year income when interest or principal payments become 90 days past due unless the outstanding principal and interest is adequately secured and, in the opinion of Management, is in process of collection. Loans which are not 90 days past due may also be placed on nonaccrual status if management believes the borrower will not be able to comply with the contractual loan repayment terms and the collection of principal and interest is in question.

Management defines impaired loans as those loans, regardless of past due status, in which principal and interest is not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection of principal and interest process has been exhausted. At June 30, 1996 impaired loans were measured during the underlying value of collateral measurement method.

The Company had nonperforming loans at June 30, 1996 of $6,112,000 as compared with $4,673,000 at December 31, 1995. Included in the June 30, 1996 and December 31, 1995 totals respectively, $5,426,000 and $4,626,000 were loans on nonaccrual status and $661,000 and $224,000 were loans 90 day past due that were not on nonaccrual status. Of the total nonperforming loans as of June 30, 1996, $3,295,000 were loans that are secured by first deeds of trust on real property. Other forms of collateral such as inventory and equipment secure the remaining nonperforming loans as of that date. Included in the nonperforming loans is a $3.3 million real estate loan that has been restructured but is still shown as a non-performing loan. The loan is expected to remain on a nonaccrual status until substantial performance on the loan occurs. The restructured loan matures in 1998. Specific reserves have been established for this loan in the amount of $545,000. Nonperforming loans also include a $.6 million agriculture loan that is in the process of liquidation. It is anticipated that a majority of the liquidation of the agriculture loan will be completed by the end of the year. Specific reserves established for this loan are $150,000.

In addition, the Bank has purchased a portfolio of lease receivables in 1994 that as of June 30, 1996 totaled $1,793,000. The company which packages and sells these leases to financial institutions filed a Chapter 11 reorganization in April 1996 and its chief financial officer has been charged by the Securities and Exchange Commission with participating in securities fraud. More than 360 banks nationwide have acquired similar lease receivable contracts. The Bank has retained counsel jointly with other California banks and is currently analyzing its position to ascertain the extent of loss, if any, the Bank may incur. The bankruptcy court has released certain of its leases of which the Bank held approximately $500,000 from the effect of the bankruptcy proceeding which is now current and performing. Because the bankruptcy proceedings are likely to delay the regular payments under the leases, the Bank has $1,281,000 of these receivables on non-accrual status since May 3, 1996. The Bank has no information that would lead it to conclude that the leases are not genuine. The Bank is in possession of what appear to be originals of the leases and filed the necessary documentation to perfect its interest in those leases. The bankruptcy trustee has advised the bankruptcy court that he will make an early investigation of the general position of the creditor banks, including the Bank, and will take appropriate action upon making his determination. As further information becomes available, the Bank will re-evaluate its position and, if necessary, make appropriate provisions if any loss is expected in connection with the leases. Currently reserves of $128,000 have been established for this portfolio. These items are considered isolated incidences and are not indicative of a continuing trend at this time.

Additionally as of June 30, 1996 and December 31, 1995, the Company had $416,000 and $47,000 in real estate acquired through foreclosure, respectively. Such properties are carried at the lower of their estimated market value, as evidenced by independent appraisals, or the recorded investment in the related loan. At foreclosure, if the fair value of the real estate is less than the Bank's recorded investment in the related loan, a charge is made to the allowance for possible loan losses.

Total nonperforming loans represented 28.6% of the allowance for loan losses and total equity capital as of June 30, 1996. This compares with nonperforming loans of 27.7% of the allowance for loan losses and total equity capital as of December 31, 1995.

The Company's loan portfolio (including the loans for the newly acquired Thrift) consists primarily of commercial loans, agriculture loans, real estate mortgage loans, real estate construction loans and consumer installment loans. The composition of the portfolio as of June 30, 1996 was as follows: commercial loans (21.2%), agriculture loans (25.8%), real estate construction loans (7.7%), real estate mortgage loans (31.9%) and consumer loans comprised 13.4% of the portfolio. The largest segment within the agriculture portfolio is the Bank's dairy loans. Dairy loans comprised 14.8% of the loan portfolio as June 30, 1996. The above referenced loan portfolio mix has not materially changed from the end of the prior year, however, there is an increase in consumer loans this quarter due to the purchase of the Thrift.

In accordance with SFAS #114 "Accounting for Impaired Loans" management defines homogeneous loans as loans less than $200,000 that consist primarily of single family residences, home equity lines and consumer type loans. The major risk classifications used for the application of SFAS #114 are defined primarily by Real Estate Construction and Development and Agriculture loans. All loans are concentrated in the Company's service areas. Historically, the Company has evaluated the carrying amount of loans based upon the underlying value of collateral. Accordingly, it is management's opinion that applying the provisions of SFAS #114 does not materially impact the credit risk data required by the Securities and Exchange Commission regulations.

MERCED AREA INVESTMENT DEVELOPMENT, INC. "MAID"
In late 1995, the Company wrote down the Bank's entire remaining investment in MAID in the amount of $2,881,000. The uncertainty about the effect of the investment in MAID on the results of future operations caused management to recognize the complete write-down in 1995. Furthermore, the general local real estate market has experienced declines in value over the last several years, especially in real estate values associated with the type of development in which MAID is involved. The decline in the general real estate market in the Merced area is in part attributable to the closure of a large military facility and is exaggerated by the general extended downturn in the state's economic condition. The Bank has also noted that other financial institutions in its area have taken a similar course of action in the write-down of similar properties.

Although the FRB did not require that the bank write-off MAID, the FRB does not consider real estate development to be an activity closely related to banking and the Bank had previously committed itself to divesting its real estate development assets by the end of 1996, as required by FDICIA regulations discussed above. At June 30, 1996, MAID held two real estate projects including improved and unimproved land in various stages of development. MAID continues to market these projects, and any amounts realized upon sale or other disposition of these assets above their current carrying value of zero will result in non-interest income at the time of such sale of disposition. One project consists of 11 remaining improved lots and 117 additional unimproved lots. MAID does not intend to develop the subsequent three phases (117 lots) of this property. Another project is comprised of 183 remaining unimproved lots. A bulk sale of 47 lots occurred in 1995 in which an agreement was made with the purchaser of the lots for an option to acquire additional 47 lots over the next eighteen months.

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

NONINTEREST INCOME--Total noninterest income increased by $614,000 (95.8%) for the six month period ended June 30, 1996 as compared with the same period in 1995. Service charges on deposit accounts increased by $169,000 (39.1%), income from the sale of loans and real estate held for sale or development increased by $66,000 (660%) and other income increased by $279,000 (93.3%). This increase is primarily due to increased fees earned on the servicing of loans, increased fees earned on the commission investment products, increased gains on the sale of SBA loans and gains on the sale of securities. In addition, the Company did not provide provisions for the possible loss on the sale of real estate held for sale or development in 1996 as compared with $100,000 in provisions in the same six month period in 1995.

The Bank records its investment in real estate held for sale or development at the lower cost or net realizable value, as evidenced by independent appraisals. As a result of Management's evaluation of current and potential future market conditions in the local market area, the Bank provided $100,000 for future possible losses on the sale of certain real estate projects in the first half of 1995. There are no write downs in the same six month period of 1996 due to the complete write down of all MAID properties at the end of 1995.

NONINTEREST EXPENSES--Noninterest expenses increased by $1,247,000 (31.5%) for the six month period ended June 30, 1996 as compared with the same period in 1995. Salaries and related benefits increased $622,000 (30.8%), occupancy expenses increased by $52,000 (18.0%), equipment expenses increased $121,000 (33.3%), marketing expenses increased by $84,000 or (75.0%), professional fees increased by $161,000 (94.2%) and other expenses increased by $372,000 (45.4%). This is in part offset by a reduction in Bank assessments of $165,000 (88.7%).

Many of the expense increases are the result of the addition of a Loan Production Office (LPO) and two full service branch offices in late 1995 and early 1996. Increases are also due to the one-time expense related to the severance package of $286,000 previously discussed and the consulting charges related to that project. On average, full time equivalent employees increased by 6 (5%) for the six months ended June 30, 1996 as compared with the same six month period in 1995.

PROVISION FOR INCOME TAXES--The Bank's provision for income taxes was $463,000 for the six month period ended June 30, 1996 as compared with $536,000 for the same six month period in 1995. Effective tax rates were 39% and 37% respectively. The lower effective tax rate in 1996 is a result of the purchase of $1.7 million in low income housing tax credits in late 1995.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996--Net income for the three month period ended June 30, 1996 totaled $296,000, a decrease of $110,000 (27.1%) over the same three month period in 1995. This results in earnings per share of $.21 and $.29 respectively. Included in the 1996 results are the final results of a one-time expense of $286,000 before taxes as a result of an implementation plan announced by the Bank to streamline operations and improve customer service. Without this expense, earnings for the three months ended June 30, 1996 would have been $469,000. The increase in earnings in 1996 before this expense of $63,000 (15.5%) resulted primarily from strong asset growth and an improvement in the Company's net interest income of $303,000 (12.2%) and improvements in fee income of $396,000 (137.5%) offset by increased loan loss provisions of $111,000 (284.6%) and an increase in noninterest expenses of $789,000 (38.2%. The increase in other income is primarily the result of an increase in fees generated from service charges of $102,000, no further provision for loss on the Bank's real estate subsidiary which was completely written off last year and other income increases of $186,000. The increase in noninterest expense is primarily from the $286,000 one-time expense for the severance package previously discussed and the related consulting fees paid related to this project and increases in salary and benefit costs, additional premises, occupancy and marketing costs. Many of the expense increases are the result of the addition of a Loan Production Office (LPO) and two full service branch offices in late 1995 and early 1996, and the formation of Capital West Group, a newly formed subsidiary of the holding company.

Annualized return on average assets for the three month period ended June 30, 1996 was .57%. This compares with .93% for the same three month period in 1995.

NET INTEREST INCOME--Net interest income for the three months ended June 30, 1996 totaled $2,783,000 compared to $2,480,000 for the same period in 1995, a $303,000 (12.2%) increase.

Total interest and fees on earning assets increased to $4,313,000 for the first half of 1996, an increase of $420,000 (10.8%) over the same three month period of 1995. The level of interest income is affected by changes in volume (growth) and the rates earned on interest-earning assets. Interest-earning assets consists primarily of loans, investment securities and federal funds sold. Of the $420,000 increase in interest income, $552,000 was the result of increases in volume of interest-earning assets which is partially offset by $132,000 as the result of decreased yields on those assets. Average interest-earning assets for the three months ended
June 30, 1996 were $185,694,000 as compared with $161,640,000 for the same three months of 1995, a $24,054,000 (14.9%) increase.

Total interest expense increased to $1,530,000 in 1996 or an increase of $117,000 (8.3%) over the same three month period in 1995. Of the $117,000 increase, $200,000 was the result of increases in the volume of liabilities which was partially offset by $83,000 as a result of lower rates paid on those liabilities. Average interest-bearing liabilities were $162,237,000 for the three months ended June 30, 1996 as compared with $139,941,000 for the same period in 1995, a $22,296,000 (15.9%) increase.

The Company's net interest margin, the ratio of net income expressed as a percent of average interest-earning assets was 5.99% for the three month period ended June 30, 1996 compared with 6.14% for the same period in 1995. The decrease in net interest margin is primarily attributable to an increase in nonperforming loans, partially offset by the growth in loans as a percentage of interest earning assets.

The Company recorded loss provisions in the three month period ended June 30, 1996 of $150,000 as compared to $39,000 in the same period in 1995. The Company's charge offs, net of recoveries, were $106,000 for the three month period ended June 30, 1996 as compared with $36,000 for the same period in 1995.

NONINTEREST INCOME--Total noninterest income increased by $396,000 (137.5%) for the three month period ended June 30, 1996 as compared with the same period in 1995. Service charges on deposit accounts increased by $102,000 (46.8%), income from the sale of loans and real estate held for sale or development increased by $58,000 (580.0%) and other income increased by $186,000 (169.1%). In addition, the Bank did not provide provisions for the possible loss on the sale of real estate held for sale or development in 1996 as compared with $50,000 in provisions in the same three month period in 1995.

NONINTEREST EXPENSE--Noninterest expenses increased by $789,000 (38.2%) for the three month period ended June 30, 1996 as compared with the same period in 1995. Salaries and related benefits increased by $408,000 (39.0%) of which $286,000 is the one-time severance expense previously discussed, occupancy expenses increased $32,000 (21.0%), equipment expenses increased $54,000 (27.4%), marketing expenses increased by $65,000 or (158.5%), professional fees increased by $101,000 (113.5%) and other expenses incurred by $208,000 (46.3%). This is in part offset by a reduction in Bank assessments of $79,000 (87.8%).

Many of the expense increases are the result of the addition of a Loan Production Officer (LPO) and two full service branch offices in late 1995 and early 1996 and the addition of Capital West Group, a newly formed subsidiary of the holding company. On average, full time equivalent employees increased by 2 (1.7%) for the three months ended June

30, 1996 as compared with the same three month period in 1995.

PROVISION FOR INCOME TAXES--The Bank's provision for income taxes was $168,000 for the three month period ended June 30, 1996 as compared with $259,000 for the same three month period in 1995. Effective tax rates were 40% and 36% respectively. The lower effective tax rate in 1996 is a result of the purchase of $1.7 million in low income housing tax credits in late 1995.

OTHER FINANCIAL INFORMATION--Effective July 15, 1995, the Company entered into an agreement to relocate its administrative office and its Downtown Branch to the corner of M & Main Street in downtown Merced, California. Central administrative support, data processing and certain loan departments will be relocated to this site as well. Construction is expected to commence August 6, 1996 with completion of the facility by summer 1997. Anticipated costs of this project are currently estimated at $4,800,000. In conjunction with the construction of this facility, the Merced Redevelopment Agency has provided the Bank with an interest-free loan in the amount of $3,000,000. It is anticipated that upon completion of construction of the facility, a permanent mortgage loan will be sought from an unaffiliated lender. The facility is planned to be a three story building of approximately 29,000 square feet.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of the date of this report, neither the Company nor is any of their property the subject of any material pending legal proceedings, nor are any such proceeding known to the contemplated by government authorities. The Company is, however, also exposed to certain potential claims encountered in the normal course of business. In the opinion of Management, the resolution of these matters will not have a material adverse affect on the Company's consolidated financial position or results of operations in the foreseeable future.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following proposals were approved by the Company's shareholders at its annual meeting held on June 20, 1996:

Proposal 1. The agreement and plan of acquisition dated March 22, 1996 by and between Capital Corp of the West and Town & Country Finance and Thrift Company. (811,457 shares voted for; 39,728 voted against)

Proposal 2. The election of eleven individuals to serve as directors of the
            Company until the next annual meeting. (853,673 shares voted for)

Proposal 3. An amendment to the Company's bylaws to eliminate cumulative voting. (760,723 shares voted for; 74,741 voted against)

Proposal 4. An amendment to the Company's bylaws to classify the Board of
            Directors and change the authorized range of directors. (809,053 shares voted for; 39,458 voted against)

Proposal 5. The amendment to the Company's Articles of Incorporation to eliminate action by the shareholders by written consent without a meeting. (780,114 shares voted for, 59,611 voted against)

The following proposal, which required a two-thirds majority vote, was not approved by the Company's shareholders at its annual meeting held on June 20, 1996.

Proposal 6. An amendment to the Articles of Incorporation to require a supermajority vote of the shareholders to approve certain business combinations. (781,565 shares voted for; 58,862 voted against)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBIT NUMBER         DESCRIPTION
        --------------         ------------

                               Form 8-K filed with Securities and Exchange
                                Commission on July 15, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Capital Corp of the West


                                 /s/ Thomas T. Hawker
                                 ----------------------------------
                                 Thomas T. Hawker
                                 President/Chief Executive Officer



                                 /s/ Janey Boyce
                                 ----------------------------------
                                 Janey Boyce
                                 Senior Vice President/Chief Financial Officer



Dated: August 8, 1996