Form 10-Q
period 1996-09-30
CAPITAL CORP OF THE WEST
filed 1996-11-14
CIK 1004740

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE  ACT OF 1934 [FEE REQUIRED]
          For the Period Ended September 30, 1996
          Commission File Number: 0-27384
________________________________________________________________________________
CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

CALIFORNIA                                      77-0405791
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

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
 X  Yes        No
---       ---

The number of shares outstanding of the Registrant's common stock, no par value, as of November 4, 1996 was approximately 1,732,974. No shares of preferred stock, no par value, were outstanding at November 4, 1996.

                        CAPITAL CORP OF THE WEST
                           Table of Contents


PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements
              Consolidated Balance Sheets                            2
              Consolidated Statements of Income                      3
              Consolidated Statements of Cash Flows                  4
              Notes to Consolidated Financial Statements             5
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        6

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                          13
Item 2.  Changes in Securities                                      13
Item 3.  Defaults Upon Senior Securities                            13
Item 4.  Submission of Matters to a Vote of Security Holders        13
Item 5.  Other Information                                          13
Item 6.  Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                          14

                             Capital Corp of the West
                            Consolidated Balance Sheets
                                   (Unaudited)


                                                               9/30/96      12/31/95
                                                               -------      --------
                      ASSETS                                        (In thousands)
Cash & noninterest-bearing deposits in other banks            $ 16,669      $ 18,967
Federal funds sold                                               4,395            --
Investment securities available for sale at market              40,846        45,302
Mortgage loans held for sale                                        --           501
Loans, net of allowance for
  loan losses of $2,148,000 at September 30, 1996
  and $1,701,000  at December 31, 1995                         173,641       132,035
Interest receivable                                              1,867         1,860
Bank premises and equipment, net                                 4,840         4,138
Real estate held for sale or development                           416            --
Other assets                                                    11,217         6,230
                                                              --------      --------
     Total Assets                                             $253,891      $209,033
                                                              --------      --------
                                                              --------      --------

             LIABILITIES AND  SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing demand                                  $ 38,094      $ 39,726
  Negotiable orders of withdrawal                               29,734        29,019
  Savings                                                      110,263        95,537
  Time                                                          50,648        28,319
                                                              --------      --------
     Total Deposits                                            228,739       192,601
Accrued interest, taxes and other liabilities                    5,127         1,339
                                                              --------      --------
     Total Liabilities                                         233,866       193,940
Common stock, no par value
    20,000,000 shares authorized;
    1,732,974 issued & outstanding at September 30, 1996 and    15,298         9,870
    1,400,128 issued & outstanding at December 31, 1995
Investment securities unrealized (losses) gains, net              (400)          312
Retained earnings                                                5,127         4,911
                                                              --------      --------
     Total Shareholders' Equity                                 20,025        15,093
                                                              --------      --------
     Total Liabilities and Shareholders' Equity               $253,891      $209,033
                                                              --------      --------
                                                              --------      --------

                          See accompanying notes.

                            Capital Corp of the West
                       Consolidated Statements of  Income
                                 (Unaudited)

                                                                          Three Months            Nine Months Ended
                                                                              Ended
                                                                    9/30/96        9/30/95       9/30/96       9/30/95
                                                                    -------        -------       -------       -------
Interest Income                                                     (In Thousands Except For     (In Thousands Except For
                                                                        Per Share Data)               Per Share Data)
  Interest and fees on loans                                         $4,449         $3,309        $11,515       $ 9,527
  Interest on investment securities
    Taxable                                                             644            598          1,949         1,566
    Non-taxable                                                          63             69            184           264
  Interest on federal funds sold                                         70            101            141           248
                                                                     ------         ------        -------       -------
       Total Interest Income                                          5,226          4,077         13,789        11,605

Interest Expense
  Deposits
    Negotiable orders of withdrawal                                      68             59            195           177
    Savings                                                           1,132          1,045          3,193         3,162
    Time                                                                667            343          1,473           874
  Other                                                                   2              2             49             9
                                                                     ------         ------        -------       -------
       Total Interest Expense                                         1,869          1,449          4,910         4,222

Net Interest Income                                                   3,357          2,628          8,879         7,383
Provision for loan losses                                                96              0            406            78
                                                                     ------         ------        -------       -------
Net interest income after provision for loan losses                   3,261          2,628          8,473         7,305

Other Income
  Service charges on deposit accounts                                   343            229            944           661
  Income from real estate held for sale or development                   67              0            143             0
  Provision for loss on real estate held for sale or development          0           (177)             0          (277)
  Other                                                                 284            173            862           485
                                                                     ------         ------        -------       -------
       Total Other Income                                               694            225          1,949           869

Other Expenses
  Salaries and related benefits                                       1,419          1,134          4,059         3,152
  Bank premises and occupancy                                           240            161            581           450
  Equipment                                                             265            207            749           571
  Bank assessments                                                       12            (25)            33           161
  Professional fees                                                     272             93            604           265
  Marketing                                                              93             72            289           184
  Other                                                                 685            470          1,877         1,288
                                                                     ------         ------        -------       -------
       Total Other Expenses                                           2,986          2,112          8,192         6,071

Income before income taxes                                              969            741          2,230         2,103
Provision for income taxes                                              356            289            820           825
                                                                     ------         ------        -------       -------
Net Income                                                              613            452          1,410         1,278
                                                                     ------         ------        -------       -------
                                                                     ------         ------        -------       -------

Net Income Per Share                                                  $0.35          $0.32          $0.98         $0.91
                                                                     ------         ------        -------       -------
                                                                     ------         ------        -------       -------

                       See accompanying notes

                             Capital Corp of The West
                      Statement of Consolidated Cash Flows
                                  (Unaudited)

                                                                         9 months ended  9 months ended
                                                                              9/30/96       9/30/95
                                                                         --------------  --------------
                                                                                  (In thousands)
Operating activities
   Net income                                                                $  1,410       $ 1,278
      Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
          Provision for loan losses                                               406            78
          Depreciation, amortization and accretion, net                           879           616
          Provision (benefit) for deferred income taxes                          (301)           47
          Net (increase)  in accrued interest receivable & other assets        (4,155)         (826)
          Net  decrease  in mortgage loans held for sale                          501         1,445
          Net increase in deferred loan fees                                       66            43
          Net increase in accrued interest payable & other liabilities          3,019            91
          Provision for loss on real estate held for sale or development           --           277
          Net (gains) on sale of assets                                          (609)          (65)
                                                                             --------       -------
Net cash provided by operating activities                                       1,216         2,984

Investing activities
   Purchases of investment securities                                         (11,308)      (15,340)
   Proceeds from maturities of investment securities                            3,836         7,887
   Proceeds from sales of investment securities                                10,493             -
   Proceeds from sales of commercial and real estate loans                      3,158         1,246
   Net (increase) in loans                                                    (44,801)       (9,085)
   Purchases of bank premises and equipment                                    (1,279)       (1,376)
   Proceeds from sale of equipment                                                 --            --
   Purchases of real estate held for sale or development                         (795)         (631)
   Proceeds from sale of real estate held for sale or development                 436           751
                                                                             --------       -------
Net cash (used) by investing activities                                       (40,260)      (16,548)

Financing activities
   Net increase in demand, now and savings deposits                            13,809         8,228
   Net increase in certificates of deposit                                     22,329         2,540
   Issuance of common stock for acquisition                                     3,969            --
   Cash dividends and fractional shares                                           (82)           (6)
   Change in borrowed funds                                                       769            (1)
   Exercise of stock options & purchase of shares                                 347            14
                                                                             --------       -------
Net cash provided by financing activities                                      41,141        10,775

Net (decrease) in cash and cash equivalents                                     2,097        (2,789)

Cash and cash equivalents at beginning of period                               18,967        16,490
                                                                             --------       -------
Cash and cash equivalents at end of period                                   $ 21,064       $13,701
                                                                             --------       -------
                                                                             --------       -------
Supplemental Cash Flow Information
    Investment securities unrealized (losses)/gains                              (712)           30

                               See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
September 30, 1996, December 31, 1995 and September 30, 1995
(UNAUDITED)

GENERAL-COMPANY
Capital Corp of the West (the "Company") is a bank holding company which was organized as a corporation under the laws of the State of California on April
26, 1995.   On November 1, 1995 the Company became a bank holding company and the holder of all of the capital stock of County Bank (the "Bank"). The Company's primary asset is County Bank and County Bank is the Company's primary source of income. As of September 30, 1996 there were approximately
1,732,974 common shares outstanding, held of record by approximately 1,265 shareholders. There were no preferred shares outstanding at September 30,
1996. In April 1996, the Company formed Capital West Group, a new subsidiary that engages in the financial institutions advisory business. The Company has a wholly owned industrial loan company, Town + Country Finance + Thrift (the "Thrift"). The Bank has one wholly owned subsidiary, Merced Area
Investment & Development, Inc. ("MAID").   All references herein to the
"Company" include Capital West Group, the Bank, the Thrift and the Bank's subsidiary, unless the context otherwise requires.

ACQUISITION
In March 1996, the Company entered into an agreement for the acquisition of the Thrift. On June 28, 1996, the Company received regulatory and shareholder approval to consummate the purchase of the Thrift. The transaction resulted in approximately 284,578 shares of stock being issued and $1,600,000 being disbursed to the 83 shareholders of Town & Country. The total purchase price was $33.05 per share, or $5,558,000 which represents approximately 158% of Town & Country equity capital as of June 28, 1996. The acquisition resulted in $2,298,000 in goodwill, deposit, and loan intangibles. The goodwill and intangibles will be amortized over 3 to 18 years. The Thrift was incorporated in 1957. It is licensed by the California Department of Corporations as an industrial loan company, also known as a thrift and loan company. It conducts a general consumer lending and deposit - taking business from its four offices serving Turlock, Modesto, Visalia and Fresno, California. It specializes in direct loans to the public and the purchase of financing contracts, principally from automobile dealerships and furniture stores.
Town & Country's deposits (technically known as investment certificate or certificates of deposit rather than deposits) are insured by the FDIC up to applicable limits. The purchase was accounted for under the purchase method of accounting.

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

BANK'S INDUSTRY & MARKET AREA
The Bank engages in general commercial banking business primarily in Merced, Stanislaus and Tuolumne Counties from its main office, in Merced; and full-service branch offices located in Atwater; downtown Merced, Los Banos; Hilmar; Turlock; and Sonora, California. The Bank has a loan production office in Modesto, California. The Bank's administrative headquarters and its real estate department are located in Merced, California. The latter has also been approved to be a full service branch banking office, although at present it is only being used to serve real estate loan customers with construction financing and permanent home mortgages. It also provides accommodations for the activities of MAID. Although approved to be a full service branch banking office, the administrative headquarters facility is presently used solely as the Company's corporate headquarters.

OTHER FINANCIAL NOTES
All adjustments, in the opinion of Management, which are necessary for a fair presentation of the Company's financial position at September 30, 1996, and at December 31, 1995 and the results of operations and statements of cash flows for the nine month periods ended September 30, 1996 and 1995 and the three month periods ended September 30, 1996 and 1995 have been included. These interim statements are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Per share information is based on weighted average number of shares of common stock outstanding during each presented period after giving retroactive effect for the 5% stock dividend for shareholders of record on August 16, 1996. The weighted average number of shares outstanding were 1,436,445 for the nine month period ended September 30, 1996 and 1,732,974 for the three month period ended September 30, 1996. This compares with weighted average number of shares for the three and nine month period ended September 30, 1995 of 1,417,340. On June 20, 1996, the Company declared a $.05 per share cash dividend and a 5% stock dividend for shareholders of record August 16, 1996 paid on or about September 16, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW--For the nine months ended September 30, 1996, consolidated net income was $1,410,000 compared to $1,278,000 for the nine month period ended September 30, 1995, a $132,000 (10.3%) increase. Earnings per share were $.98 and $.91, respectively. The annualized return on average assets was .86% for the first nine months of 1996 as compared with .94% for the same nine month period in 1995. The Company's annualized return on beginning equity was 12.47% and 12.13%, respectively.

Total assets at September 30, 1996 were $253,891,000, an increase of $44,858,000 or 21.5% compared to December 31, 1995. Net loans were $173,641,000 at September 30, 1996, an increase of $41,606,000 or 31.5% and deposits were $228,739,000, an increase of $36,138,000 or 18.8%. Total shareholders' equity
was $20,025,000, an increase of $4,932,000 or 28.1% from December 31, 1995.   A
primary contributor to the growth of the Company was the acquisition of Town & Country as of June 28, 1996. As of that date, Town & Country had total assets of $28.0 million, total loans of $18.0 million and $22.3 million in total deposits.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. Management believes that the Company maintains adequate amounts of liquid assets to meet its
liquidity needs.   These assets include cash and deposits in other banks,
certain investment securities and federal funds sold. The Bank's liquid assets totalled $61,910,000 and $64,269,000 on September 30, 1996 and December 31, 1995, respectively, and constituted 24.7% and 30.7%, respectively, of total assets on those dates. The decline in liquidity is primarily a result of an increase in loans since December 31, 1995 of $41,606,000 with a corresponding increase in deposits of $36,138,000. Total investment securities decreased by $4,456,000 since December 31, 1995. In analyzing liquidity for the Company, consideration is also taken for the market value and pledging requirements of the Company's investment securities. As of Septemeber 30, 1996 and December 31, 1995, the Company's investment portfolio had unrealized security losses of $656,000 and unrealized securities gains of $512,000, respectively. Total pledged securities as of September 30, 1996 totalled $16,135,000 as compared to $18,157,000 at December 31, 1995.

Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with certain correspondent banks and the Federal Reserve Bank aggregating $10,050,000 of which $106,000 was outstanding as of September 30, 1996 and $107,000 was outstanding as of December 31, 1995.
In addition, in conjunction with the purchase of Town & Country the Company incurred debt to assist in the cash portion of the purchase. Total debt outstanding as of September 30, 1996 was $769,000.

CAPITAL RESOURCES--Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $4,932,000 (32.7%) since December 31, 1995. This increase is the result of net income of $1,410,000 for the nine month period ended September 30, 1996 and $3,969,000 as a result of the issuance of stock for the purchase of Town & Country, $347,000 as a result of exercised stock options and stock issuance related to the Company's benefit plans, offset in part by $82,000 for the payment of a 5 cents per share cash dividend paid September 1996, a decrease of $712,000 in investment securities unrealized gains, net of taxes. The Company had unrealized losses, net of taxes, in its securities classified as available-for-sale of $400,000 as of September 30, 1996, compared to unrealized gains, net of taxes, of $312,000 as of December 31, 1995.

Capital levels for the Company continue to remain above established regulatory capital requirements. The Company is subject to FRB guidelines governing capital adequacy. Federal regulations establish guidelines for calculating "risk-adjusted" capital ratios. These guidelines establish a systematic approach of assigning risk weights to bank assets and commitments making capital requirements more sensitive to differences in risk profiles among banking
organizations.   Banks are required to maintain a risk-based capital ratio of
8.0% (with Tier One capital constituting at least 50% of total qualifying capital). As of September 30, 1996 and December 31, 1995 the Company had risk-based capital ratios of 10.5% and 10.3% respectively (Tier One capital ratios equaled 9.4% and 9.2%, respectively).

Additionally, a minimum leverage capital ratio standard exists which is designed to ensure that all banks, irrespective of their risk profile, maintain minimum levels of core capital which by definition excludes the allowance for loan losses. These minimum standards for top rated banks may be as low as 3%, however, the FRB has stated that most banks should maintain ratios at least 1 to 2 percentage points above the 3% minimum. The Company's leverage capital ratio equaled 8.2% for September 30, 1996 and 7.4% as of December 31, 1995.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996--Net income for the nine month period ended September 30, 1996 totaled $1,410,000, a increase of $132,000 (10.3%) over the same nine month period in 1995. Included in the 1996 results are the final results of a one-time expense as a result of an implementation plan announced by the Bank to streamline operations and improve customer service. The implementation plan included a voluntary separation package offered to all Bank employees based upon their years of service. As of June 28, 1996, the last day upon which such offer could be accepted, 23 employees accepted the package resulting in a one-time expense of $286,000 before taxes or $183,000 after taxes. The increase in earnings in 1996 before the one-time charge mentioned above resulted primarily from strong asset growth and an improvement in the Bank's net interest income of $1,496,000 (20%), and improvements in fee income of $1,080,000 (124%) offset by increased loan loss provisions of $328,000 (421%) and an increase in noninterest expenses of $2,121,000 (35%). The increase in other income is primarily the result of increased fees generated from service charges of $283,000, no further provision for loss on the Bank's real estate subsidiary which was completely written off last year and other income increases of $520,000 in subsidiary and investment income, and gain on sales of SBA loans. The increase in noninterest expense is primarily the result of the $286,000 one time expense for the severance package previously discussed and an additional $175,000 in related expenses. Other increases exist primarily in salary and benefit costs, premises, occupancy and marketing costs related to growth of the Company and the Bank. Many of the expense increases are the result of Bank additions of a Loan Production Office (LPO) and two full service branch offices in late 1995 and throughout 1996 and the formation of Capital West Group, a new subsidiary of the holding company.

When evaluating the performance of banking organizations, two measures of profitability commonly used are return on average assets and return on beginning equity. Return on average assets measures a company's ability to profitably employ its resources. Annualized return on average assets for the nine month period ended September 30, 1996 was .86%. This compares with .94% for the same nine month period in 1995. Return on beginning equity is a measure of a company's ability to generate income on the capital invested in the company by its shareholders. Annualized return on beginning equity was 12.5% for the nine month period ended September 30, 1996 compared with 12.1% for the same nine month period in 1995.

NET INTEREST INCOME--The Company's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. The difference between the two is referred to as net interest income. Net interest income for the nine months ended September 30, 1996 totaled $8,879,000 compared to $7,383,000 for the same period in 1995, a $1,496,000 (20.3%) increase.

Total interest and fees on earning assets increased to $13,789,000 for the first nine months of 1996, an increase of $2,184,000 (18.8%) over the same nine month period in 1995. The level of interest income is affected by changes in volume (growth) and the rates earned on interest-earning assets. Interest-earning assets consists primarily of loans, investment securities and federal funds sold. Of the $2,184,000 increase in interest income, $2,233,000 was the result of increases in volume of interest-earning assets which is partially offset by $49,000 as the result of decreased yields on those assets. Average interest-earning assets for the first nine months of 1996 were $195,115,000 as compared with $163,509,000 for the first nine months of 1995, a $31,606,000 (19.3%)
increase.

Interest expense is a function of the volume of and the rates paid for interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense increased to $4,910,000 in 1996 or an increase of $688,000 (16.3%) over the same nine month period in 1995. Of the $688,000 increase, $653,000 was the result of increases in the volume of liabilities and $35,000 is the result of higher rates paid on those liabilities. Average interest-bearing liabilities were $163,509,000 for the first nine months of 1996 as compared with $141,756,000 for the same nine month period in 1995, a $21,763,000 (15.3%) increase.

The Company's net interest margin, the ratio of net interest income expressed as a percent of average interest-earning assets was 6.06% for the nine month period ended September 30, 1996 compared with 6.04% for the same period in 1995. This provides a measurement of the Bank's ability to purchase and employ funds profitably during the period being measured. The increase in net interest margin is primarily attributable to growth of loans as a percentage of interest earning assets, partially offset by an increase in nonperforming loans in 1996.


Asset and Liability Management--Asset and liability management is an integral part of managing a financial institution's primary source of income, net interest income. The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating rates. The Company considers its rate-sensitive assets to be those which contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans, investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes and include maturing time certificates of deposits and certain savings and interest-bearing transaction account deposits. The Bank generally seeks to maintain a balanced position whereby there is no significant interest rate sensitivity to ensure net interest margin stability in times of volatile interest rates. This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

The change in net interest income may not, however, always follow the general expectations during periods of changing interest rates. This results from interest rates paid changing by differing increments and at different time intervals for each type of rate-sensitive asset and liability.

The measure of interest rate sensitivity that the Company monitors is its expected change in earnings. This model's estimate of interest rate sensitivity takes into account an estimate of the differing time intervals and interest rate change increments for each type of rate-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's return on equity. Based upon the September 30, 1996 mix of rate-sensitive assets and liabilities, given an immediate and sustained increase in the federal funds rate of 1%, this model estimates the Company's cumulative return on equity over the next year would decrease by less than 1%. This compares with a cumulative one year expected decrease in return on equity of less than 1% as of December 31, 1995. While no assurance can be made, this measure of interest rate risk indicates that the Company appears not to be subject to significant risk of change in its net interest margin as a result of this level of change in interest rates.

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded loss provisions in the first nine month period of 1996 of $406,000 compared to $78,000 in the same period in 1995 due to an increase in non-performing loans. The Company's charge offs, net of recoveries, were $115,000 for the nine month period ended September 30, 1996 compared with $131,000 for the same nine month period in 1995. As of the period ending September 30, 1996 the allowance for loan losses was $2,148,000 or 1.2% of total gross loans outstanding for the Company. This compares with an allowance for loan losses of $1,701,000 or 1.3% of total loans outstanding as of December 31, 1995.

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

Management defines impaired loans as those loans, regardless of past due status, in which principal and interest is not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection of principal and interest process has been exhausted. At September 30, 1996 impaired loans were measured using the underlying value of collateral measurement method.

The Company had nonperforming loans at September 30, 1996 of $6,194,000 as compared with $4,673,000 at December 31, 1995. Included in the September 30, 1996 and December 31, 1995 totals respectively, $5,509,000 and $4,626,000 were loans on nonaccrual status and $685,000 and $224,000 were loans 90 day past due that were not on nonaccrual status. Included in the nonperforming loans is a $3.3 million real estate loan that has been restructured but is still shown as a non-performing loan. The loan is expected to remain on a nonaccrual status until substantial performance on the loan occurs. The restructured loan matures in 1998. Specific reserves have been established for this loan in the amount of $500,000. Other forms of collateral such as inventory and equipment secure the remaining nonperforming loans as of that date. Nonperforming loans also include a $.6 million agriculture loan that is in the process of liquidation. It is anticipated that a majority of the liquidation of the agriculture loan will be completed by the end of the year.
 Specific reserves established for this loan are $330,000.

In addition, the Bank has purchased a portfolio of lease receivables in 1994 that as of September 30, 1996 totaled $1,793,000. The company which packages and sells these leases to financial institutions filed a Chapter 11 reorganization in April 1996 and its chief financial officer has been charged by the Securities and Exchange Commission with participating in securities fraud. More that 360 banks nationwide have acquired similar lease receivable contracts. The Bank has retained counsel jointly with other California banks and is currently analyzing its position to ascertain the extent of loss the Bank may incur. The bankruptcy court has released certain of its leases of which the Bank held approximately $500,000, from the effect of the bankruptcy proceeding which is now current and performing. The Bank has had $1,281,000 of these receivables on non-accrual status since May 3, 1996. The Bank is in possession of what appear to be originals of the leases and filed the necessary documentation to perfect its interest in those leases. The bankruptcy trustee has advised the bankruptcy court that he will make an early investigation of the general position of the creditor banks, including the Bank, and will take appropriate action upon making his determination. As further information becomes available, the Bank will re-evaluate its position and, if necessary, make appropriate provisions if any loss is expected in connection with the leases. Currently reserves of $350,000 have been established for this portfolio. These items are considered isolated incidences and are not indicative of a continuing trend at this time.

Additionally as of September 30, 1996 and December 31, 1995, the Company had $416,000 and $47,000 in real estate acquired through foreclosure, respectively. Such properties are carried at the lower of their estimated market value, as evidenced by independent appraisals, or the recorded investment in the related loan. At foreclosure, if the fair value of the real estate is less than the Bank's recorded investment in the related loan, a charge is made to the allowance for possible loan losses.

Total nonperforming loans represented 27.9% of the allowance for loan losses and total equity capital as of September 30, 1996. This compares with nonperforming loans of 27.7% of the allowance for loan losses and total equity capital as of December 31, 1995.

The Company's loan portfolio (including the loans for the newly acquired Thrift) consists primarily of commercial loans, agriculture loans, real estate mortgage loans, real estate construction loans and consumer installment loans. The composition of the portfolio as of September 30, 1996 was as follows:
commercial loans (22%), agriculture loans (26%), real estate construction loans (7%), real estate mortgage loans (31%) and consumer loans comprised 14% of the portfolio. The largest segment within the agriculture portfolio is the Bank's dairy loans. Dairy loans comprised 15% of the loan portfolio as September 30, 1996. The above referenced loan portfolio mix has not materially changed from the end of the prior year. The change in consumer loans is primarily due to the purchase of the Thrift.

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

Although the FRB did not require that the bank write-off MAID, the FRB does not consider real estate development to be an activity closely related to banking and the Bank had previously committed itself to divesting its real estate development assets by the end of 1996, as required by FDICIA regulations discussed above. At September 30, 1996, MAID held two real estate projects including improved and unimproved land in various stages of development. MAID continues to market these projects, and any amounts realized upon sale or other disposition of these assets above their current carrying value of zero will result in non-interest income at the time of such sale of disposition. One project consists of 9 remaining improved lots and 117 additional unimproved
lots.   MAID does not intend to develop the subsequent three phases (117 lots)
of this property. Another project is comprised of 183 remaining unimproved lots. A bulk sale of 47 lots occurred in 1995 in which an agreement was made with the purchaser of the lots for an option to acquire additional 47 lots over the next eighteen months.

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

NONINTEREST INCOME--Total noninterest income increased by $1,080,000 (124.3%) for the nine month period ended September 30, 1996 as compared with the same period in 1995. Service charges on deposit accounts increased by $283,000 (42.8%), income from the sale of loans and real estate held for sale or development increased by $143,000 (100%) and other income increased by $377,000 (77.7%). This increase is primarily due to increased fees earned on the servicing of loans, increased fees earned on the commission investment products, increased gains on the sale of SBA loans and gains on the sale of securities.
In addition, the Company did not provide provisions for the possible loss on the sale of real estate held for sale or development in 1996 as compared with $277,000 in provisions in the same nine month period in 1995.

The Bank records its investment in real estate held for sale or development at the lower cost or net realizable value, as evidenced by independent appraisals. As a result of Management's evaluation of current and potential future market conditions in the local market area, the Bank provided $277,000 for future possible losses on the sale of certain real estate projects in the first nine months of 1995. There are no write downs in the same nine month period of 1996 due to the complete write down of all MAID properties at the end of 1995.

NONINTEREST EXPENSE--Noninterest expenses increased by $2,121,000 (34.9%) for the nine month period ended September 30, 1996 as compared with the same period in 1995. Salaries and related benefits increased by $907,000 (28.8%), occupancy expenses increased $131,000 (29.1%), equipment expenses increased $178,000 (31.1%), marketing expenses increased by $105,000 or (57.0%), professional fees increased by $339,000 (127.9%) and other expenses increased by $589,000 (45.7%). The above increases were partially offset by $128,000 in reduced assessment charges.

Many of the expense increases are the result of the addition of a Loan Production Office (LPO) and two full service branch offices in late 1995 and throughout 1996. Increases are also due to the one-time expense related to the severance package of $286,000 previously discussed and the consulting charges related to that project. On average, full time equivalent (FTE) employees increased by 17 (14.9%) for the nine months ended September 30, 1996 as compared with the same nine month period in 1995. The increase is due to the acquisition of the Thrift's 18 FTE's and the office additions previously mentioned offset by 23 employees that accepted the voluntary seperation package offered in June 1996.

PROVISION FOR INCOME TAXES--The Bank's provision for income taxes was $820,000 for the nine month period ended September 30, 1996 as compared with $825,000 for the same nine month period in 1995. Effective tax rates were 37% and 39% respectively. The lower effective tax rate in 1996 is a result of the purchase of $1.7 million in low income housing tax credits in late 1995 resulting in anticipated credits of $60,000 for the year ending December 31, 1996 compared to no credits for 1995. The level of credits are expected to increase in future years.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996--Net income for the three month period ended September 30, 1996 totaled $613,000, a increase of $161,000 (35.6%) over the same three month period in 1995. This results in earnings per share of $.35 and $.32 respectively. The increase in earnings in 1996 was primarily a result of strong asset growth and an improvement in the Company's net interest income of $729,000 (27.7%) and improvements in fee income of $469,000 (208.4%) offset by increased loan loss provisions of $96,000 (100%) and an increase in noninterest expenses of $874,000 (41.4%). The increase in other income is primarily the result of an increase in fees generated from service charges of $114,000, no further provision for loss ($177,000 taken same period last year) on the Bank's real estate subsidiary which was completely written off last year and other income increases of $178,000. The increase in noninterest expense is primarily from the $286,000 one-time expense for the severance package previously discussed and the related consulting fees paid related to this project and increases in salary and benefit costs, additional
premises, occupancy and marketing costs.   Many of the expense increases are the
result of the purchase of the Thrift , addition of  a Loan Production Office
(LPO) and two full service branch offices in late 1995 and throughout 1996, and the formation of Capital West Group, a newly formed subsidiary of the holding company.

Annualized return on average assets for the three month period ended September 30, 1996 was 1.0%. This compares with .96% for the same three month period in 1995.

NET INTEREST INCOME--Net interest income for the three months ended September 30, 1996 totaled $3,357,000 compared to $2,628,000 for the same period in 1995, a $729,000 (27.7%) increase.

Total interest and fees on earning assets increased to $5,226,000 for the first nine months of 1996, an increase of $1,149,000 (28.2%) over the same three month period in 1995. The level of interest income is affected by changes in volume (growth) and the rates earned on interest-earning assets. Interest-earning assets consists primarily of loans, investment securities and federal funds sold. Of the $1,149,000 increase in interest income, $466,000 was the result of increases in volume and $683,000 as the result of increased yields on those assets. Average interest-earning assets for the three months ended September 30, 1996 were $187,202,000 as compared with $169,053,000 for the same three months of 1995, a $18,149,000 (10.7%) increase.

Total interest expense increased to $1,869,000 for the first nine months of 1996, an increase of $420,000 (29%) over the same three month period in 1995.
Of the $420,000 increase, $427,000 was the result of increases in the volume of liabilities which was partially offset by $7,000 as a result of lower rates paid on those liabilities. Average interest-bearing liabilities were $187,202,000 for the three months ended September 30, 1996 as compared with $144,435,000 for the same period in 1995, a $42,767,000 (29.6%) increase.

The Company's net interest margin, the ratio of net interest income expressed as a percent of average interest-earning assets was 6.0% for the three month period ended September 30, 1996 compared with 6.2% for the same period in 1995. The decrease in net interest margin is primarily attributable to an increase in nonperforming loans, partially offset by the growth in loans as a percentage of interest earning assets.

The Company recorded loss provisions in the three month period ended September 30, 1996 of $96,000 as compared to no provision in the same period in 1995. The Company's charge offs, net of recoveries, were $15,000 for the three month period ended September 30, 1996 as compared with $85,000 for the same period in 1995.

NONINTEREST INCOME--Total noninterest income increased by $469,000 (208.4%) for the three month period ended September 30, 1996 as compared with the same period in 1995. Service charges on deposit accounts increased by $114,000 (49.8%), income from the sale of loans and real estate held for sale or development increased by $67,000 (100%) and other income increased by $111,000 (64.2%). In addition, the Bank did not provide provisions for the possible loss on the sale of real estate held for sale or development in 1996 as compared with $177,000 in provisions in the same three month period in 1995.

NONINTEREST EXPENSE--Noninterest expenses increased by $874,000 (41.4%) for the three month period ended September 30, 1996 as compared with the same period in 1995. Salaries and related benefits increased by $285,000 (25.0%), occupancy expenses increased $79,000 (49.0%), equipment expenses increased $58,000 (28%), marketing expenses increased by $21,000 or (29.2%), professional fees increased by $179,000 (192.5%) and other expenses increased by $215,000 (45.7%). This is in part offset by a reduction in Bank assessments of $37,000 (148%).

Many of the expense increases are the result of the purchase of the Thrift, the addition of a Loan Production Office (LPO) and two full service branch offices in late 1995 and throughout 1996 and the addition of Capital West Group, a
newly formed subsidiary of the holding company.   On average, full time
equivalent employees increased by 15 (12.5%) for the three months ended September 30, 1996 as compared with the same three month period in 1995.

PROVISION FOR INCOME TAXES--The Company's provision for income taxes was $356,000 for the three month period ended September 30, 1996 as compared with $289,000 for the same three month period in 1995. Effective tax rates were 40% and 36% respectively. The lower effective tax rate in 1996 is a result of the purchase of $1.7 million in low income housing tax credits in late 1995.

OTHER FINANCIAL INFORMATION--Effective July 15, 1995, the Company entered into an agreement to relocate its administrative office and its Downtown Branch to the corner of M & Main Street in downtown Merced, California. Central administrative support, data processing and certain loan departments will be relocated to this site as well. Construction commenced August 6, 1996 with completion of the facility expected by summer 1997.

Anticipated costs of this project are currently estimated at $4,800,000. In conjunction with the construction of this facility, the Merced Redevelopment Agency has provided the Bank with an interest-free loan in the amount of $3,000,000. It is anticipated that upon completion of construction of the facility, a permanent mortgage loan will be sought from an unaffiliated lender. The facility is planned to be a three floor building of approximately 29,000 square feet.

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

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         Exhibit Number      Description
         --------------      ----------
              3.1            September 27, 1996 Amendment to Articles of
                             Incorporation
              3.2            Revised Bylaws of Capital Corp of the West
              3.2            Amendments to Bylaws-
                              section 2.8 (Incorporated by reference. From
                              1996 Proxy filed on or about May 20, 1996)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Capital Corp of the West



                           /s/Thomas T. Hawker
                           -------------------------------------------
                           Thomas T. Hawker
                           President/Chief Executive Officer


                           /s/Janey Boyce
                           -------------------------------------------
                           Janey Boyce
                           Sr. Vice President/ Chief Financial Officer

Dated: November  8, 1996