Form 10-K
period 1996-12-31
CAPITAL CORP OF THE WEST
filed 1997-03-31
CIK 1004740

U. S. SECURITIES AND EXCHANGE COMMISSION FORM 10-K
Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the Fiscal Year Ended December 31, 1996
     Commission File Number: 0-27384

--------------------------------------------------------------------------------
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

Securities registered under Section 12(b) of the Act:
None

Securities  registered  under Section 12(g) of the Act (Title of Class):
Common Stock, no par value.
Preferred Stock, no par value.

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X  Yes           No
---          ---

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $32,165,469 (based on the $18.50 average of bid and ask prices per common share on February 28, 1997). The number of shares outstanding of the Registrant's common stock, no par value, as of February 28, 1997 was 1,738,674. No shares of preferred stock, no par value, were outstanding at February 28, 1997.

Documents incorporated by reference:
Portions of the definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part I, Item 4; Part II, Item 9 and Part III, Items 10 through 13 and portions of the Annual Report to Shareholders for 1996 are incorporated by reference in Part II, Item 5 through 8.


                                         Capital Corp of the West
                                             Table of Contents


                                                                                 Page              Reference
                                     PART I
--------------------------------------------------------------------------------------------------------------
ITEM 1.           BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
--------------------------------------------------------------------------------------------------------------
ITEM 2.           PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . .31
--------------------------------------------------------------------------------------------------------------
ITEM 3.           LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 33
--------------------------------------------------------------------------------------------------------------
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF                                      Proxy Statement for
                  SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . 33       1997 Annual Meeting
--------------------------------------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------------------------------------
ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON
                  STOCK AND RELATED SECURITY HOLDER                                       Page 23 of 1996 Annual
                  MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . .33       Report.
--------------------------------------------------------------------------------------------------------------
ITEM 6.           SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . .    33       Page 24 of 1996 Annual
                                                                                          Report
--------------------------------------------------------------------------------------------------------------
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF                                      Pages 19-22 of 1996
                  OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . 33       Annual Report
--------------------------------------------------------------------------------------------------------------
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY                                  Pages 9-18 of 1996
                  DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33       Annual Report
--------------------------------------------------------------------------------------------------------------
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND                                           Proxy Statement for 1997
                  FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . 33       Annual Meeting
--------------------------------------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------------------------------------
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE                                 Proxy Statement for 1997
                  REGISTRANT. . . . . . . . . . . . . . . . . . . . . . . . . . .33       Annual Meeting
--------------------------------------------------------------------------------------------------------------
ITEM 11.          EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .    34       Proxy Statement for 1997
                                                                                          Annual Meeting
--------------------------------------------------------------------------------------------------------------
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                                Proxy Statement for 1997
                  OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . .       34       Annual Meeting
--------------------------------------------------------------------------------------------------------------
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED                                       Proxy Statement for 1997
                  TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . . . .34       Annual Meeting
--------------------------------------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------------------------------------
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K . . . . . .                            35
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36-37

                                     PART I

ITEM 1.                  BUSINESS

General Development of the Company

General
Capital Corp of the West (the "Company" or Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is the holder of all of the capital stock of County Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). During 1996 the Company formed Capital West Group, a new subsidiary that engages in the financial institution advisory business and purchased the Thrift. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Preferred Stock. As of February 28, 1997 there were 1,738,674 common shares outstanding, held of record by approximately 1,175 shareholders. There were no preferred shares outstanding at February 28, 1997. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, the Bank's subsidiaries, Capital West Group and the Thrift, unless the context otherwise requires.

Information about Commercial Banking & General Business of the Company and its Subsidiaries

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations on December 22, 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's securities consist of one class of Common Stock, no par value and is wholly owned by the Company. The Bank's deposits are insured under the Federal Deposit Insurance Act, by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits stated therein. Like most state-chartered banks of its size in California, it is not a member of the Federal Reserve System.

The Company acquired the Thrift on June 28, 1996 for a combination of cash and stock with an aggregate value of approximately $5.8 million. The Thrift is an industrial loan company with four offices. It specializes in direct loans to the public and the purchase of financing contracts principally from automobile dealerships and furniture stores. It was originally incorporated in 1957. Its deposits (technically known as investment certificate or certificates of deposit rather than deposits) are insured by the FDIC up to applicable limits.

Industry & Market Area
The Bank engages in general commercial banking business primarily in Merced, Tuolomne and Stanislaus Counties. The Bank has nine branch offices; two in Merced with the branch located in north Merced currently designated as the head office, and offices in Atwater, Turlock, Hilmar, Sonora, Los Banos, and two offices in Modesto opened in late 1996. The Company's administrative headquarters are located in Merced in three separate suites in the same office complex. The administrative facilities also provides accommodations for the activities of Merced Area Investment and Development ("MAID"), the Bank's wholly owned real estate development subsidiary and Capital West Group. Although approved to be a full service branch banking office, the administrative headquarters facility is presently used solely as the Company's corporate headquarters. The Thrift engages in general consumer lending business primarily in Stanislaus, Fresno and Tulare Counties from its main office in Turlock; and branch offices located in Modesto, Visalia, and Fresno. (See "ITEM 2. PROPERTIES")

Competition

The Company's primary market area consists of Merced, Tuolomne and Stanislaus Counties and nearby communities of adjacent counties. The banking business in California generally, and specifically in the Company's primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company or through its correspondent banks. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

However, smaller independent financial institutions, savings and loans and credit unions also represent a competitive force. To illustrate the Bank's relative market share, based upon total deposits in the County of Merced, California at June 30, 1996 (more recent data is not available), the Bank's deposits represented approximately 15.7% of total deposits in all other financial institutions in the county. Deposits in Stanislaus and Tuolomne counties were not material as of that date.

In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, credit card companies, and even retail establishments have offered new investment vehicles, such as money-market funds, which also compete with banks. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue. It should be noted, however, that savings and loan institutions have now been restricted in their ability to make commercial loans under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") legislation.

To compete with major financial institutions in its service area, the Bank relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff, as opposed to large multi-branch banks which compete primarily by rate and location of branches. For customers whose loan demands exceed the Bank's lending limits, the Bank seeks to arrange funding for such loans on a participation basis with its correspondent banks or other independent commercial banks. The Bank also assists customers requiring services not offered by the Bank to obtain such services from its correspondent banks.

Bank's Services and Markets

Bank
The Bank conducts a general commercial banking business including the acceptance of demand (includes interest bearing), savings and time deposits. The Bank also offers commercial, real estate, personal, home improvement, home mortgage, automobile, credit card and other installment and term loans. The Bank offers travelers' checks, safe deposit boxes, banking-by-mail, drive-up facilities, 24-hour automated teller machines, and other customary banking services to its customers. Although Management believes there is demand for trust services in its service area, the Bank does not operate a trust department nor does it offer these services through a correspondent banking relationship to its customers.

The four general areas in which the Bank has directed virtually all of its lendable assets are (i) commercial loans, including agricultural loans, (ii) consumer installment loans, (iii) real estate mortgage loans, and (iv) real estate construction loans. As of December 31, 1996, these four categories accounted for approximately 39%, 22%, 31% and 8%, respectively, of the Bank's loan portfolio.

In 1990, the Bank entered into a cooperative agreement with Prudential Agricultural Group to offer agricultural real estate loans to farmers in Merced, Stanislaus, San Joaquin, Madera, Monterey, Santa Cruz and San Benito Counties. The program is designed to have a select group of independent banks throughout the United States generate farm real estate loans and process them within the underwriting standards of the proposed Farmer Mac program. The qualifying loans are for the purchase or refinance of production oriented agricultural properties and are secured by a first deed of trust on the property. Loan terms range from 5 to 20 years in length and loan amounts range from $500,000 to $3.0 million. The Bank originates, packages and subsequently sells these loans to the Prudential Agricultural Group and retains servicing rights on these loans. The Bank is the only representative in Merced and Stanislaus Counties to offer this program.

In addition in 1992, the Bank became a certified Farmers Home Administration lender, now known as the Farm Service Agency. The Bank originates loans under the guidelines of such program both to retain for the Bank's loan portfolio and to sell in the secondary market. The Bank may also sell loans, in the $100,000 range, direct to Farmer Mac.

In 1994, the Bank organized a department to originate loans within the underwriting standards of Small Business Administration. The Bank originates packages and subsequently sells these loans in the secondary market and retains servicing rights on these loans.

The Bank's deposits are attracted primarily from individuals and small- and medium-sized business-related sources. The Bank also attracts some deposits from municipalities and other governmental agencies and entities. In connection with the deposits of municipalities or other governmental agencies, the Bank is generally required to pledge securities to secure such deposits, except when the depositor signs a waiver with respect to the first $100,000 of such deposits, which amount is insured by the FDIC.

The principal sources of the Bank's revenues are (i) interest and fees on loans,
(ii) interest on investment securities (principally U.S. Government securities and municipal bonds), and (iii) service charges on deposit accounts. For the year ended December 31, 1996, these sources comprised approximately 106%, 20%, and 8% respectively, of the Bank's total operating income.

Bank's Business Not Dependent upon a Small Number of Individuals
Most of the Bank's business originates from individuals, businesses and professional firms located in and around Merced, Tuolomne and Stanislaus Counties. The Bank is not dependent upon a single customer or group of related customers for a material portion of its deposits, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. As of December 31, 1996, the largest industry within the Bank's loan portfolio is it's real estate mortgage loans at 31% of the loan portfolio. Agriculture loans are 24% including dairy loans of 15%. Thus, the quality of these Bank assets and Bank earnings could be adversely affected by a downturn in the local economy, including the dairy industry sector.

Bank's Real Estate Subsidiary (MAID)

General
As authorized by Section 751.3 of the California Financial Code, California state-chartered banks are allowed to engage in real estate development activities either directly or through investment in a wholly-owned subsidiary. Pursuant to this authorization, the Bank established MAID, its wholly-owned subsidiary, as a California corporation on February 18, 1987.

In late 1995, the Company wrote down the entire remaining investment in MAID in the amount of $2,881,000. The uncertainty about the effect of the investment in MAID on the results of future operations caused management to recognize the complete write-down in 1995.

At December 31, 1996, MAID held two real estate projects including improved and unimproved land in various stages of development. MAID continues to market these projects, and any amounts realized upon sale or other disposition of these assets above their current carrying value of zero will result in non-interest income at the time of such sale or disposition. The following is a general discussion of these properties:

(1) This project consists of 9 remaining improved lots and 117 additional unimproved lots. MAID does not currently intend to develop the subsequent three phases (117 lots) of this property.

(2) This project is comprised of 230 unimproved lots of which 143 are remaining. MAID does not currently intend to develop the remaining property.

Bank's subsidiary, County Asset Advisors

General
                                        5

Pursuant to section 772 of the California Financial code, the Bank established County Asset Advisors, a wholly-owned subsidiary, as a California corporation in 1994. County Asset Advisors is not currently engaged in any activities.

The Thrift

General
The Thrift is a licensed California Industrial Loan Company specializing in direct loans to the public and the purchase of financing contract principally from car dealerships and furniture stores. The Thrift offers certain deposit products including savings and time deposits which are technically referred to as installment investment certificates and fully paid investment certificates. An industrial loan company is prohibited by the Industrial Loan Company Law to offer transaction accounts to its customers.

Capital West Group

General
Capital West Group was formed in April 1996 as a wholly owned subsidiary of Capital Corp. The subsidiary specializes in a variety of consulting work for independent financial institutions located primarily in the western states. Consulting services would include strategic planning, capital planning, new bank formation, providing fairness opinions and other special projects for both boards and management of client institutions.

Research Activities

The Company has not engaged in any material research activities relating to the development of new services or the improvement of existing banking services during the past two fiscal years. During that time, however, Company directors, officers and employees have continually engaged in marketing activities, including the evaluation and development of new services, in order to maintain and improve the Company's competitive position in its primary service area. The costs of these activities have not been significant during this period.

The Company has no present plans to introduce a new product or line of business which would require the invest ment of a material amount of the Company's total assets.

Number of Employees

As of  December  31,  1996,  the  Company  employed  a  total  of 141  full-time
equivalent   employees.   The  Company  beleives  that  employee  relations  are
excellent.

Seasonal Trends in the Company's Business

Although the Company does experience some immaterial seasonal trends in deposit growth and funding of its dairy and construction loan portfolios, in general the Company's business is not seasonal.

Operations in Foreign Countries

The Company conducts no operations in any foreign country.

Supervision and Regulation

Overview
The Company is subject to extensive regulation by federal and state authorities. As a California chartered bank holding company, the Company is subject to and examined by the Board of Governors of the Federal Reserve System ("FRB"). The Bank, as a California state licensed bank with accounts insured by the FDIC to the maximum amount permitted by law, is subject to regulation, supervision and regular examination by the California Superintendent of Banks ("Superintendent") and the FDIC. The Bank is also subject to certain regulations of the FRB. The Thrift, as an industrial loan company with accounts insured by the FDIC to the maximum amount permitted by law is subject to regulation, supervision and regular examination by the California Department of Corporations and the FDIC. The Company is subject to the periodic requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to filing, annual, quarterly, and other current reports with the Securities and Exchange Commission. The primary current function of the Company is to hold the stock of the Bank and its other subsidiaries.

Most aspects of the Bank's business and operations, including periodic reports, investments, loans, certain checkclearing activities, branching, reserves against deposits, the permissible scope of the Bank's activities, and numerous other areas, are governed by federal and state statutes and regulations, including the regulations of the FDIC and the FRB. The banking industry in the United States is affected by the extensive regulation of commercial banking activities and, on an ongoing basis, by the enactment of federal and state legislation. Such legislation may have the effect of increasing or decreasing the cost of doing business, may modify permissible activities, and could enhance the competitive position of non-bank financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Bank.

In addition to the challenges presented by the great breadth of the regulatory subject matter which will affect the Company, it should also be noted that the regulatory agencies which have jurisdiction over the Company have broad discretion in exercising their supervisory powers. For example, under federal law the FDIC has authority to prohibit a state bank from engaging in banking practices which it considers unsafe and unsound.

The laws of the State of California also affect the Bank's business and operations. Pursuant to the California Financial Code, if it appears to the Superintendent that a bank is violating its articles of incorporation or state law, or is engaging in unsafe or injurious business practices, the Superintendent can order the bank to comply with the law or to cease the unsafe or injurious practices. The Superintendent has the power to suspend or remove bank officers, directors and employees who (i) violate any law or regulation relating to the business of the bank or breach any fiduciary duty to the bank,
(ii) engage in any unsafe or unsound practices related to the business of the bank, or (iii) are charged with or convicted of a felony involving dishonesty or breach of trust. The Superintendent is also required to order the Bank to correct any impairment of its contributed capital and to assess the shares of the Bank's stock to correct such impairment if necessary.

In addition to the regulation and supervision outlined above, banks must also deal with judicial scrutiny of their lending and collection practices. For example, some banks have been found liable for exercising remedies which their loan documents authorized upon the borrower's default. This has occurred in
cases  where  the  exercise  of  those  remedies  has  been   determined  to  be
inconsistent with the previous course of dealing between the bank and the borrower. As a result, banks have had to exercise increased caution, incur greater expense and face increased exposure to liability when dealing with nonperforming loans.

Bank Holding Company Act
Capital Corp is a bank holding company within the meaning of the Bank Holding Company Act ("BHC") Act and is registered as such with the FRB. A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank. The BHC Act further provides that the FRB shall not approve any such acquisition that would result in or further the creation of a monopoly, or the effect of which may be substantially to lessen competition, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community to be served.

Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The FRB has by regulation determined that certain activities are so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. These activities include, but are not limited to: operating an industrial loan company, industrial bank, Morris Plan bank, savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; operating a trust company in certain instances, selling traveler's checks, United States savings bond and certain money orders; providing certain courier services; providing management consulting advice to nonaffiliated depository institutions in some instances; acting as insurance agent for certain types of credit-related insurance; leasing property or acting as agent, broker or advisor for leasing property on a "full pay-out basis"; acting as a consumer financial counselor, including tax planning and return preparation; performing futures and options advisory services, check guarantee services and discount brokage activities; operating a collection or credit bureau; or performing personal property appraisals. Capital Corp has no present intention to engage in any of such permitted activities, except operating an industrial loan company and providing management consulting advice to nonaffiliated depository institutions.

The FRB has also determined that certain activities are not so closely related to banking to be a proper incident thereto within the meaning of the BHC Act. Such activities include real estate brokerage and syndication; land development; property management; underwriting of life insurance not related to credit transactions; and, with certain exceptions, securities underwriting, and equity financing.

Under the BHC Act, a bank holding company and its subsidiaries are prohibited from acquiring and voting shares of interest in all or substantially all of the assets of any bank located outside the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless the acquisition is specifically authorized by the law of the state in which the bank to be acquired is located or unless the transaction qualifies under federal law as "emergency interstate acquisition" of a closed or failing bank. California law expressly permits interstate banking.

Regulations and policies of the FRB require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting a subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as payment of cash dividends, would constitute an unsafe and unsound practice because they violate the FRB's "source of strength" doctrine.

A bank holding company and its subsidiaries are prohibited from certain tie-in arrangements in connections with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Capital Corp and its subsidiaries. In addition, Capital Corp is subject, with certain exceptions, to provisions of federal law imposing limitations on and requiring collateral for, extensions of credit by Capital Corp's subsidiary bank to its other affiliates.

Directors, officers and principal shareholders of Capital Corp, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank and the Thrift in the ordinary course of business. Any loans and commitments to lend included in such transactions are made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risks of collectibility or presenting other unfavorable features. At December 31, 1996, loans to such persons totaled $573,000 or 2.7% of Capital Corp's shareholders' equity.

Capital Adequacy Requirements
Federal regulators have established minimum risk-based capital standards for commercial banks and bank holding companies. These guidelines provide a measure of capital levels and are intended to reflect the degree of risk associated with both on- and off-balance sheet items. The risk-based capital rules establish minimum standards; they do not evaluate all factors affecting an organization's financial condition, and overall capital assessments by federal regulators include analysis of such additional factors as (i) overall interest rate exposure; (ii) liquidity, funding and market risk; (iii) quality and level of earnings; (iv) investment or loan portfolio concentrations; (v) quality of loans and investments; (vi) the effectiveness of loan and investment policies; and (vii) management's overall ability to monitor and control other financial and operating risks.

A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its period-end risk-weighted assets. Financial institutions, including the Bank and the Thrift, generally are expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of eight percent, at least one-half of which capital must be in the form of core (Tier 1) capital, consisting of common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and limited amounts of qualifying mortgage servicing rights, less most other intangible assets. Supplementary (Tier 2) capital consists of, among other things, the allowance for loan losses up to 1.25 percent of risk-weighted assets, cumulative, perpetual and term preferred stock, certain hybrid capital instruments, and term subordinated debt. The maximum amount of Tier 2 capital which may be recognized for risk-based capital purposes is limited to 100 percent of Tier 1 capital (after any deductions for disallowed intangibles and other items). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50 percent of Tier 1 capital. Certain other limitations and restrictions apply as well.

The risk-based capital requirements did not replace or eliminate the minimum leverage ratios of capital to total assets that are required to be maintained by financial institutions. The federal regulatory agencies have adopted a three percent minimum leverage ratio, which is intended to supplement risk-based capital requirements and to ensure that all financial institutions, even those that invest predominantly in low-risk assets, continue to maintain a minimum level of core capital. These regulations provide that a financial institution's minimum leverage ratio is determined by dividing its Tier 1 capital by its quarterly average total assets, less intangibles not includable in Tier 1 capital.

Under these rules, a minimum leverage ratio of three percent is required for institutions which have been determined to be in the highest of the five categories used by regulators to rate financial institutions. All other organizations are required to maintain leverage ratios of at least l00 to 200 basis points above the three percent minimum. It is improbable, however, that an institution with a three percent leverage ratio would be rated in the highest category, since a strong capital position is so closely tied to the rating system. Therefore, the "minimum" leverage ratio is, for all practical purposes, significantly above three percent.

The leverage ratio establishes a minimum standard affecting the ability of financial institutions, including the Bank and the Thrift, to increase assets and liabilities without increasing capital proportionately. A state bank or thrift which fails to maintain sufficient capital to meet both capital requirements is required to submit a plan to the FDIC describing the means and schedule by which the institution will achieve its minimum capital ratios. Failure to submit a plan, or failure to comply with an approved plan, may subject a institution to restrictions on its operations and activities, and to other regulatory actions, including assessments of civil money penalties. Pursuant to federal law, continued failure to achieve minimum capital requirements may result in placement of the institution under a conservatorship or receivership and, ultimately, in liquidation by the FDIC. Pursuant to California law, the Superintendent has authority, under certain circumstances (e.g., if the institution's capital is impaired or the institution is conducting its business in an unsafe or unsound manner) to take possession of the property and business of the institution and tender it to the FDIC for liquidation. In addition, if the Superintendent believes that a institution's capital is impaired, the Superintendent is required to order the institution to correct the impairment. In such a case, the institution must levy and collect an assessment on the shares of the institution's common stock.

Regulatory Ratios
As of December 31, 1996, the Company's total risk-based capital ratio was approximately 11.2% and its leverage ratio was approximately 8.2%. The Company does not presently expect that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on its business in the reasonably foreseeable future. For further information about regulatory capital requirements see "Note 8--Notes to Consolidated Financial Statements" section entitled "Regulatory Matters" at page 16 of the Company's 1996 Annual Report to the Shareholders incorporated herein by reference.

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal regulators to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. In response to this requirement, federal regulators adopted rules based upon FDICIA's five capital tiers. These rules, which will apply to the Bank and the Thrift, provide that an institution is "well capitalized" if its risk-based capital ratio is ten percent or greater, its Tier 1 risk-based capital ratio is six percent or greater, its leverage ratio is five percent or greater, and the institution is not subject to a capital directive or other enforceable order by federal regulators. An institution is "adequately capitalized" if its risk-based capital ratio is eight percent or greater, its Tier 1 risk-based capital ratio is four percent or greater; and its leverage ratio is four percent or greater (three percent or greater for the most highly-rated institutions, as rated by federal regulators). An institution is considered "undercapitalized" if its risk-based capital ratio is less than eight percent; its Tier 1 risk-based capital ratio is less than four percent; or its leverage ratio is four percent or less (less than three percent for the most highly-rated institutions). An institution is "significantly undercapitalized" if (i) its risk-based capital ratio is less than six percent; (ii) its Tier 1 risk-based capital ratio is less than three percent; or (iii) its leverage ratio is less than three percent. An institution is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than two percent. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if the FDIC determines that the institution is in an unsafe and unsound condition or if the FDIC deems the bank to be engaged in an unsafe or unsound banking practice.

No sanctions apply to institutions which are "well capitalized." "Adequately capitalized" institutions are prohibited from accepting brokered deposits without the consent of their primary federal regulator. "Undercapitalized" institutions are (i) required to submit a capital restoration plan for improving capital, and are prohibited from making capital distributions or paying management fees to controlling persons if such distributions or fees would result in the institution being undercapitalized; (ii) may be subject to growth limitations; and (iii) acquisitions, branching and entering into new lines of business would be subject to prior regulatory approval. Finally, the institution's regulatory agency has discretion to impose certain of the restrictions generally applicable to "significantly undercapitalized" institutions.

In the event an institution is deemed to be "significantly undercapitalized," it may be required to (i) sell additional shares of its stock; (ii) merge or be acquired; (iii) restrict transactions with affiliates; (iv) restrict interest rates paid; (v) restrict asset growth or reduce total assets; (vi) divest a subsidiary; or (vii) dismiss specified directors or officers. A "critically undercapitalized" institution is generally prohibited from making payments on subordinated debt and among other things may not, without the prior approval of the FDIC, (i) enter into a material transaction other than in the ordinary course of business; (ii) engage in certain transactions with affiliates; or
(iii) pay excessive compensation or bonuses. "Critically undercapitalized" institutions are subject to appointment of a receiver or conservator by the institution's federal regulator. As of the most recent data available, the Bank and Thrift were both well capitalized institutions.

Enforcement Powers
FIRREA provided civil and criminal penalties that are available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees and agents of a financial institution, independent contractors such as attorneys and accountants, and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1 million a day for violations and criminal penalties for financial institution crimes range up to 20 years. In addition, federal regulators are provided with great flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering federal agency to be appropriate.

In addition, California law provides the Superintendent with certain enforcement powers. For example, if it appears to the Superintendent that a bank is violating its articles of incorporation or state law, or is engaging in unsafe or unsound business practices, the Superintendent can order the bank to comply with the law or to cease the unsafe or injurious practices. The Superintendent also has the power to suspend or remove bank officers, directors and employees who (i) violate any law, regulation or fiduciary duty to the bank; (ii) engage in any unsafe or unsound practices related to the business of the bank, or (iii) are charged with or convicted of a crime involving dishonesty or breach of trust.

Limitations on Dividends by the Company
Under the California General Corporation Law (The "California Law") the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California Law. The California Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings will equal at least the amount of the proposed distribution.

The California Law further provides that in the event sufficient retained earnings are not available for the proposed distribution a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, it meets two conditions, which generally stated ate as follows: (i) the corporation's assets must equal at least 125% of its liabilities; and (ii) the corporation's current assets must equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's current assets must equal at least 125% of its current liabilities. Most bank holding companies are unable to meet this test.

The payment of cash dividends by the Company depends on various factors, including the earnings and capital requirements of itself and its subsidiaries, and other financial conditions. The primary source of funds for payment of dividends by the Company to its shareholders is the receipt of dividends and management fees from the Bank and, to a lesser extent, the Thrift.

Payment of Dividends
Under California law, the directors of California state-licensed banks, including the Bank, may declare distributions to shareholders (which include cash dividends), subject to the restriction that the amount available for the payment of cash dividends shall be the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less the amount of any distributions to shareholders made during such period). If the above test is not met, distributions to shareholders may be made with the prior approval of the Superintendent in an amount not exceeding the greatest of (i) the bank's retained earnings, (ii) the bank's net income for its last fiscal year, or (iii) the bank's net income for its current fiscal year. If the Superintendent finds that the shareholders' equity of a bank is not adequate, or that the making by a bank of a distribution to shareholders would be unsafe or unsound for the bank, the Superintendent can order the bank not to make any distribution to shareholders.

The ability of the Bank to pay dividends is further restricted under FDICIA, which prohibits a bank from paying dividends if, after making such payment, the bank would fail to meet any of its minimum capital requirements. As a result of these provisions, the Bank may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items. Under the Financial Institutions Supervisory Act and FIRREA, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank and other factors, that the regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices, and that the regulators might prohibit the payment of dividends even though under the circumstances such payments would be technically permissible.

Accordingly, the future payment of cash dividends of the Company will not only depend upon the Bank's earnings during any fiscal period but will also depend upon an assessment by the Bank's Board of Directors of the capital requirements of the Bank and other factors, including the dividend guidelines and the maintenance of an adequate allowance for loan and lease losses. As noted above the Bank pays dividends to the Company which in turn can pay dividends to its shareholders subject to the laws limiting corporate dividends.

The Thrift may not pay dividends unless its remaining capital exceeds $750,000 plus $50,000 for each branch office.

Governmental Monetary Policies
The principal sources of funds essential to the business of banks are deposits, shareholders' equity, and borrowed funds. The availability of these sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the FRB's monetary policies and the relative costs of different types of funds. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are (i) open market operations in United States Government securities, (ii) changes in the discount rate on bank borrowings, and
(iii) changes in reserve requirements against bank deposits.

The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Since banking is a business which depends largely on interest rate differentials, the influence of economic conditions and monetary policies on interest rates may directly affect the Company's earnings. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, credit availability, deposit levels or the overall performance of banks generally or of the Company in particular.

Community Reinvestment Act
Pursuant to the Community Reinvestment Act of 1977, the federal regulatory agencies which oversee the banking industry are required to use their authority to encourage financial institutions to help meet the credit needs of the local communities in which such institutions are chartered, consistent with safe and sound banking practices. When conducting an examination of a financial institution such as the Bank and the Thrift, the agencies assess the institution's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This record is taken into account in an agency's evaluation of an application for creation or relocation of domestic branches or for merger with another institution. Failure to address the credit needs of a institution's community may also result in the imposition of certain other regulatory sanctions, including a requirement that corrective action be taken. As of the last exam in August of 1995 and April 1995 respectively, the Bank and the Thrift were each given "satisfactory" ratings for community reinvestment.

New Community Reinvestment Act Regulations
Under the revised CRA regulations, the agencies determine an institution's rating under the CRA by evaluating its performance on lending, service and investment tests, with the lending test as the most important. The tests are to be applied in an "assessment context" that is developed by the agency for the particular institution. The assessment context takes into account demographic data about the community, the community's characteristics and needs, the institution's capacities and constraints, the institution's product offerings and business strategy, the institution's prior performance, and data on similarly situated lenders. Since the assessment context is developed by the regulatory agencies, a particular bank will not know until it is examined whether its CRA programs and efforts have been sufficient.

Larger institutions are required under the revised regulations to compile and report certain data on their lending activities in order to measure performance. Some of this data is already required under other laws, such as the ECOA. Small institutions (with less than $250 million in assets) are now being examined on a "streamlined assessment method." The streamlined method focuses on the institution's loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints. The Federal regulators who are implementing the new regulations have reported that the time spent at the banks during CRA examination is reduced under the new regulations, and the institutions spend less time on paperwork evidencing compliance.

Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution's regulator three months before its effective date and be published for public comment.

Limitation on Activities
FDICIA prohibits state chartered-banks and their subsidiaries from engaging, as principal, in activities not permissible to national banks and their subsidiaries, unless the FDIC determines the activity poses no significant risk to the Bank Insurance Fund and the state bank is and continues to be adequately capitalized. Similarly, state bank subsidiaries may not engage, as principal, in activities impermissible to subsidiaries of national banks. This prohibition extends to acquiring or retaining any investment, including those that would otherwise be permissible under California law.

Bank Sales of Insurance Products
If the Bank elects to make insurance products available to its customers, those sales will be subject to various legal and regulatory restrictions. California state-chartered banks now have statutory authority to engage in the insurance business as an agent or broker. FDICIA prohibits state-chartered banks and their subsidiaries from engaging, as principal, in activities not permissible to national banks and their subsidiaries, unless the FDIC determines the activity poses no significant risk to the bank insurance fund and the state bank is and continues to be adequately capitalized. Similarly, state bank subsidiaries may not engage, as principal, in activities impermissible to subsidiaries of national banks. This prohibition extends to insurance underwriting activities by California state chartered banks. It does not, however, prevent California chartered banks from engaging in insurance agency activities.

Change in Senior Executives or Board Members
Certain banks and bank holding companies must file a notice with their primary regulator prior to (i) adding or replacing a member of the board of directors, or (ii) the employment of or a change in the responsibilities of a senior executive officer. Notice is required if the bank or holding company is failing to meet its minimum capital standards or is otherwise in a "troubled condition," as defined in FDIC regulations, has undergone a change in control within the past two years, or has received its bank charter within the past two years.

Environmental Liability
Compliance with federal, state and local regulations regarding the discharge of materials into the environment could have a substantial effect on the capital expenditures, earnings and competitive position of the Company. Under federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity who is an owner or operator of contaminated property. State law provisions, which were modeled after federal law, are substantially similar. Especially relevant for the Company are judicial interpretations of the law which have held that banks that take real estate as security for loans may be deemed to be owners or operators of the property if their involvement with the borrower's management is broad enough to support an inference that the institution, if it chose to do so, could affect hazardous waste disposal decisions made by the borrower.

Environmental Regulation
Both Federal and state laws were amended in 1996 to provide generally that a lender who is not actively involved in causing contamination to property will not be liable to clean up the property, even if the lender has a security interest in the property or becomes an owner of the property through foreclosure, so long as it merely maintains the property and moves to divest it at the earliest possible time after foreclosure. Under California law, a lender generally will not be liable to the State for the cost associated with cleaning up contaminated property unless the lender realized some benefit from the property, failed to divest the property promptly after foreclosure, caused or contributed to the release of the hazardous materials or made the loan primarily for purpose of investing in the property. This amendment to California law became effective with respect to judicial proceedings filed and orders issued after January 1, 1997.

It is the Bank's policy to perform environmental due diligence procedures in the following cases: prior to foreclosure upon any commercial or industrial property or any suspect residential property; prior to commitment on any commercial or industrial or/and real estate development loan greater than $100,000 or any single family or multifamily loan greater than $200,000. Due diligence procedures include an environmental questionnaire completed by the borrower, onsite inspection of the property by the originating loan officer and, in certain cases, a formal environmental audit report. A formal environmental audit report may be required on properties that are in a high risk category, where Management believes potential risk exists on a property or where the loan amount exceeds $500,000. The Bank establishes a list of approved environmental consultants which it contracts with for these services.

The extent of the protection provided by both the federal and state lender protection statutes will depend on their interpretation by the administrative agencies and courts, and the Company cannot predict whether it will be adequately protected for the types of loans made by the Bank.

In the event the Bank was held liable as an owner or operator of a toxic property, it could be responsible for the entire cost of the environmental damage and cleanup. Depending on the amount of liability assessed and the amount of cleanup required, such an outcome could have a serious effect on the Company's consolidated financial condition.

In addition, the Company and the Bank are still subject to the risks that a borrower's financial position will be impaired by liability under the environmental laws and that property securing a loan made by the Bank may be environmentally impaired and not provide adequate security for the Bank. California law provides some protection against the second risk, by establishing certain additional, alternative remedies for a lender in the situation where the property securing a loan is later found to be environmentally impaired. Primarily, the law permits the lender in such a case to pursue remedies against the borrower other than foreclosure under the deed of trust.

Money Laundering Control Act
The Money Laundering Control Act of 1986 provides sanctions for the failure to report high levels of cash deposits to non-bank financial institutions. Federal banking regulators possess the power to revoke the charter or appoint a conservator for any institution convicted of money laundering. Offending state-chartered banks could lose their federal deposit insurance, and bank officers could face lifetime bans from working in financial institutions. The Community Development Act, which contains a number of provisions which amend the Bank Secrecy Act, allows the Secretary of the Treasury to exempt certain currency transactions from reporting requirements, and allows the federal banking agencies to impose civil money penalties on banks for violations of the currency transaction reporting requirements.

Recent Accounting Rules
The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

On January 1, 1996, the Company adopted SFAS No.123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Interstate Banking and The Riegle-Neal Interstate Banking and Branching Efficiency Act Certain restrictions in the BHC Act, have historically prevented interstate banking. Provisions of FIRREA allow out-of-state bank holding companies to acquire depository institutions located in California which have failed or are in danger of failing provided certain requirements are satisfied, including an assessment of the estimated cost to the FDIC of not allowing the acquisition.

Since 1991, California law has allowed banks and bank holding companies to be acquired by bank holding companies from other states on a reciprocal basis; that is, such transactions are permissible if the state in which the bank holding company is located would permit a California bank holding company to acquire a bank located in that state on substantially the same terms and conditions as are applicable to bank holding companies located in that state.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") was enacted to enable banks and bank holding companies to merge with and acquire other banks and bank holding companies without geographic limitations. Beginning in September 1995, bank holding companies were permitted to acquire banks located in any state regardless of state laws that prohibit such acquisition. Bank holding companies are only permitted to make such acquisitions if they are adequately capitalized and managed. Beginning June 1, 1997, banks will be permitted to merge with banks located in other states, provided that neither state acts to opt out of the IBBEA before that date. The IBBEA also permits a bank to establish an agency relationship with an affiliated insured depository institution located in another state for the purpose of receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments. Additionally, the IBBEA allows states to enact statutes permitting interstate bank mergers before June 1, 1997.

The IBBEA prohibits an interstate acquisition where the resulting bank or bank holding company would control more than ten percent of the insured deposits held by depository institutions nationwide or more than 30 percent of the insured deposits in any state affected by the merger. States are permitted to waive or increase the 30 percent limit. Further, the IBBEA permits states to prohibit the acquisition of banks that have been established fewer than five years.

In October 1995, the California Interstate Banking and Branching Act of 1995, became effective. Assembly Bill 1482 was designed to implement important features of the IBBEA in California. Assembly Bill 1482 opts-in early to interstate branching by permitting a bank domiciled in another state to acquire an entire California bank by merger or purchase and thereby establish one or more California branch offices. To be eligible to be acquired, a California bank must have been in existence for at least five years. In addition, while the
IBBEA authorizes agency relationships only between affiliated financial institutions, Assembly Bill 1482 is more expansive in that it allows California state banks to establish agency relationships with both affiliated and unaffiliated insured depository institutions. It also expands the list of authorized agency activities to include, in addition to the activities listed in the IBBEA, the evaluation of loan applications and the disbursement of loan funds.

The full impact of interstate banking legislation cannot be estimated at this time. However, the IBBEA and Assembly Bill 1482 are generally expected to have the effect of increasing competition and consolidation within the financial services industry.

The Riegle Community Development and Regulatory Improvement Act of 1994
The Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act") is broad in scope, and many aspects of banking regulation are affected. Among other things, the Act encourages and provides funding for community development institutions. Also included are provisions meant to increase small business access to capital. The Act also amends the Truth in Lending Act by creating additional restrictions on and requiring disclosures for some loans secured by a consumer's principal dwelling, and by creating penalties for violations of Truth in Lending.

The Community Development Act offers banks regulatory relief by requiring the federal banking agencies to coordinate examinations, to streamline their regulations, to consider the burden of compliance when enacting new requirements, and to create a formal appeals process for material examination determinations. Additionally, the Community Development Act created a new, alternative procedure for the formation of a bank holding company, with the time period within which a merger or acquisition governed by the BHC Act can be affected following FRB approval reduced from 30 days to 15 days. The Community Development Act also modified and clarified the FDIC's powers as receiver or conservator, provided an exemption under the Truth in Savings Act for business purpose accounts, and simplified certain disclosure requirements for mortgage lenders. A number of the Act's provisions were directed at suppressing money laundering.

The full impact of the Community Development Act cannot be estimated until the federal banking agencies complete implementation of regulations under the Act. It is anticipated that the Act may reduce the overall regulatory burden on the Bank.

Safety and Soundness Standards
FDICIA, along with the Community Development Act, mandated the creation of safety and soundness standards that will allow federal regulators to identify and address problems at financial institutions before capital becomes impaired. Accordingly, the federal regulators have adopted a Safety and Soundness Rule and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines"). Rather than requiring rules, the Community Development Act allows the regulators to enact guidelines that do not dictate how institutions must be managed and operated. The Guidelines create standards for a wide range of operational and managerial matters including (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefits. In addition, the agencies will soon issue proposed standards for asset quality and earnings for public comment.

The Community Development Act required the agencies to prescribe standards prohibiting as an unsafe and unsound practice the payment of excessive compensation that could result in material financial loss to an institution, and to specify when compensation, fees or benefits become excessive. The Guidelines characterize compensation as excessive if it is unreasonable or disproportionate to the services actually performed by the executive officer, employee, director or principal shareholder being compensated.

The federal regulators have stated that the Guidelines are meant to be flexible and general enough to allow each institution to develop its own systems for compliance. With the exception of the standards for compensation and benefits, a failure to comply with the Guidelines' standards does not necessarily constitute an unsafe or unsound practice or an unsafe and unsound condition. On the other hand, an institution in conformance with the standards may still be found to be engaged in an unsafe and unsound practice or to be in an unsafe and unsound condition.

Although meant to be flexible, an institution that falls short of the Guidelines' standards may be requested to submit a compliance plan or be subjected to regulatory enforcement actions. Generally, the federal banking agencies will request a compliance plan if an institution's failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. An institution must file a compliance plan within 30 days of request by its primary federal regulator (the FDIC in the case of the Bank and the Thrift). The Guidelines provide for prior notice of and an opportunity to respond to the agency's proposed order. An enforcement action may be commenced if, after being notified that it is in violation of a safety and soundness standard, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted plan. The Federal Deposit Insurance Act provides the agencies with a wide range of enforcement powers. An agency may, for example, obtain an enforceable cease and desist order in the United States District Court, or may assess civil money penalties against an institution or its affiliated parties.

Insurance Premiums
FDICIA also required the FDIC to adopt a risk-based assessment system for insurance premiums. For an individual institution, the FDIC must take into consideration the probability that the Bank Insurance Fund ("BIF") will incur a loss with respect to the institution. In making that assessment, the FDIC must consider the different categories and concentrations of assets and liabilities of the institution, the likely amount of any loss, the revenue needs of BIF, and any other factors the FDIC considers relevant. The FDIC is permitted to establish separate risk-based assessment systems for large and small members of BIF. Regardless of the potential risk to BIF, FDICIA prohibited assessment rates from falling below 23 cents per $100 of eligible deposits if the FDIC has outstanding borrowings from the U.S. Treasury Department or if the reserve ratio is below 1.25 percent.

The 1.25 percent reserve ratio was met during 1995. The FDIC will continue the risk-based assessment system for insurance premiums, causing premiums to vary between institutions. The assessment for the highest-rated institutions is currently set at the statutory annual minimum of $2,000. Assessment rates for institutions that are not well capitalized can range as high as 27 cents per $100. The FDIC has maintained the current assessment rate schedule of 23 to 31 cents per $100 of deposits for the institutions whose deposits are subject to assessment by the Savings Association Insurance Fund ("SAIF").

The disparity between the cost of deposit insurance for healthy banks and similarly situated thrifts over the last several years caused many healthy thrifts to seek ways to either convert to BIF insurance or to obtain BIF insurance for some portions of their deposits, in order to remain competitive with banks. The migration of deposits increased the pressure on the remaining thrifts to build up reserves at the SAIF and pay the cost of servicing Financing Company ("FICO") bonds that were issued to cover some of the losses incurred by failed savings associations in the late 1980s.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act") required all remaining SAIF institutions (subject to certain exceptions) to pay a one-time deposit assessment of $.657 per $100 of insured deposits in 1996 in order to recapitalize the SAIF fund. The banking agencies are now required by law to take actions to prevent the migration of deposits from the SAIF to the BIF funds until the year 2000. In addition, the cost of carrying the FICO bonds will now be allocated between BIF insured institutions and SAIF insured institutions, with BIF insured institutions paying 1/5 the amount paid by SAIF insured institutions. The FDIC recently estimated that BIF institutions will pay an assessment of approximately $.0128 annually per $100 insured deposits; and SAIF institutions will pay approximately $.0644 annually per $100 of insured deposits. Starting in the year 2000, BIF and SAIF institutions will share the FICO bond costs equally, with an estimated assessment of $.0243 annually per $100 of insured deposits.

The legislation will increase the Bank's premiums, as it will now be required to share in the cost of carrying the FICO bonds. The increase will be slight until the year 2000, at which time it will increase.

The Economic Growth Act also included other regulatory relief provisions applicable to the Company and the Bank. Application procedures for the Company to engage in certain non-banking activities will be streamlined, so long as the Company maintains an adequate financial position and is considered well-managed. The lending restrictions on directors and officers have been relaxed to permit loans having favorable terms under employee benefit plans. The FRB and the Department of Housing and Urban Development ("HUD") are required to simplify and improve their regulations with respect to disclosures relating to certain mortgage loans, and certain exemptions from the disclosure requirements were added.

The Economic Growth Act also provides protection for lenders who self-test for compliance with the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act ("FHA"). The ECOA now provides that the results or reports generated or obtained by a institution from a self-test may not be obtained by an agency, department or applicant to be used with respect to any proceeding or civil action alleging a violation of the ECOA. This change in the law protects the Company against liability based on the results of internal tests done to enhance compliance with the law and encourages the Company to use self-testing to evaluate its compliance with the ECOA and the FHA.

Additional Requirements of FDICIA
FDICIA restricted the acceptance of brokered deposits by insured depository institutions and included a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts. FDICIA contained numerous other provisions, including new reporting, examination, and auditing requirements, termination of the "too big to fail" doctrine except in special cases, and revised regulatory standards for, among other things, real estate lending. FDICIA also expanded the grounds upon which a conservator or receiver of a institution can be appointed. For example, a conservator or receiver can be appointed for a institution which fails to maintain minimum capital levels and has no reasonable prospect of becoming adequately capitalized.

Under FDICIA, the federal regulatory agencies are required to establish loan-to-value guidelines for real estate loans, and to revise risk-based capital guidelines to reflect interest-rate risk, concentration of credit risk, the risk of nontraditional activities and the actual performance of nontraditional real estate loans. The federal bank regulatory agencies are in the process of developing interagency risk exposure guidelines which will establish risk-based capital standards for interest rate and other risk exposures.

FDICIA also requires, with some exceptions, that each institution have an annual examination performed by its primary federal regulatory agency, and that each bank with $500 million or more in assets have an annual outside independent audit. The outside audit must consider bank regulatory compliance in addition to financial statement reporting. Although the independent audit requirements only apply to institutions with assets of $500 million or more, the FDIC encourages all institutions, regardless of size or charter, to have an annual independent audit of their financial statements. The Company intends to have an annual audit conducted by the Company's independent public accountants.

Implementation of the various provisions of FDICIA are subject to the adoption of regulations by the various federal banking agencies or to certain phase-in periods. The effect of the FDICIA provisions cannot be determined until such regulations are promulgated.

State Bank Sales of Non-deposit Investment Products
Securities activities of state nonmember banks, as well as the activities of their subsidiaries and affiliates, are governed by guidelines and regulations issued by the securities and financial institution regulatory agencies. These agencies have taken the position that bank sales of alternative investment products, such as mutual funds and annuities, raise substantial bank safety and soundness concerns involving consumer confusion over the nature of the products offered, as well as the potential for mismanagement of sales programs which could expose a bank to liability under the anti-fraud provisions of federal securities laws.

Accordingly, the agencies have issued guidelines which require, among other things, the establishment of a compliance and audit program to monitor (i) bank's mutual funds sales activities and its compliance with applicable federal securities laws; (ii) the provision of full disclosures to customers about the risks of such investments (including the possibility of loss of the customer's principal investment); and (iii) the conduct of securities activities of bank subsidiaries or affiliates in separate and distinct locations. In addition, the guidelines prohibit bank employees involved in deposit-taking activities from selling investment products or giving investment advice. Banks are also required to establish qualitative standards for the selection and marketing of the investments offered by the bank, and to maintain appropriate documentation regarding the suitability of investments recommended to bank customers.

Increased Permitted Activities
During 1996, the Federal banking agencies, especially OCC and the FRB, took steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The FRB adopted interim regulations on November 1, 1996 to permit certain well-capitalized bank holding companies to engage (de novo or by acquisition) in activities previously approved by regulation without submitting a prior application. In order to qualify, a bank holding company must be well-capitalized and have received a sufficiently high composite rating and management rating at its last examination.

To be well-capitalized for this purpose, a bank holding company must (i) have a total risk-based capital ratio of 10% or more, (ii) have a Tier 1 risk-based capital ratio of 6% or more, (iii) have either (a) a Tier leverage ratio of 4% or more (b) a composite rating of 1 or uses a market risk adjustment of its risk-based capital ratio, and has a tier 1 leverage ratio of 3% or more, and
(iv) not be subject to any written agreement, order or capital directive issued by the Federal Reserve. The Company is considered well-capitalized under this rule.

On November 20, 1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible Institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. In determining whether to permit the subsidiary to engage in the activity, the OCC will evaluate why the bank itself is not permitted to engage in the activity and whether a Congressional purpose will be frustrated if the OCC permits the subsidiary to engage in the activity. Parity legislation in California may permit state-licensed banks to engage in similar new activities, subject to the discretion of the Superintendent. See "State Bank Parity Act" below.

State Bank Parity Act
Recent California legislation has ended some of the disparities between national banks and California state-chartered banks. Commencing January 1, 1996, state banks are able to repurchase their shares with the prior approval of the California State Banking Department. Moreover, like national banks, they are no longer required to publish their statement of condition in a local newspaper (replaced by a lobby notice requiring prompt availability of a copy upon request). In addition, much of the confusing interplay between the federal and state insider lending rules (Pursuant to the Federal Reserve Regulation 0) has been ironed out. Lastly, the legislation included, a "wild card" statute empowering the Superintendent to remove future disparities by regulation.

ATM Fee Legislation
In April of 1996, two of the larger Automatic Teller Machines ("ATM") networks lifted their prior restriction prohibiting ATM operators from directly surcharging the users of the ATMs, which triggered a series of legislative proposals and hearings with respect to whether the fees charged by the operators of ATM machines should be regulated. The lifting of the prior restriction on surcharges was controversial in part because customers may be required to pay two charges for a single transaction, one to the bank issuing the ATM card and another to the operator of the ATM being used.

Currently, Federal law requires a bank at which a depositor has an account to disclose to its own customers the amount of fees it charges, and California law requires an ATM operator to disclose to users of the ATM machine who are using an ATM card issued by someone other than the ATM operator that a fee will be charged. California law was amended in 1996, effective July 1, 1997, to require the operators of ATMs in California to disclose to customers any surcharge or fee that the operator of the machine will charge, including charges for mini-statements and other services.

This legislation will not have a significant effect on the Bank as it is currently stated. Other proposed changes could affect the Bank by limiting ATM charges to customers, but the impact would not be material to the financial condition of the Company.

Americans With Disabilities Act
The Americans With Disabilities Act ("ADA") enacted by Congress, in conjunction with similar California legislation, is having an impact on institutions and increasing their cost of doing business. The legislation requires employers with 15 or more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The ADA has two major objectives: (1) to prevent discrimination against disabled job applicants, job candidates and employees, and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities, such as the Bank and the Thrift, must ensure all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible, such as ATMs and bank premises.

Recent and Proposed Legislation and Regulation
From time to time, legislation is proposed or enacted which has the potential to increase the cost of doing business, limit or change permissible activities, or affect the competitive balance between banks and other financial institutions. In recent years, legislation has resulted in major changes to interest-rate structures and the permissible powers of banks, increasing the relative cost of funds and generally exposing banks to interest rate risks in their liability portfolios. At the same time, legislation authorizing changes in the powers of other types of financial institutions has had a substantial impact on certain fundamental aspects of the Bank's business. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank holding company and bank regulatory agencies. The likelihood of any major changes and the impact such changes might have been impossible to predict.

Conclusions
It is impossible to predict with any degree of accuracy the competitive impact the laws and regulations described above will have on commercial banking in general and on the business of the Company in particular, or to predict whether or when any of the proposed legislation and regulations will be adopted. It is anticipated that the banking industry will continue to be a highly regulated industry. Additionally, if experience is any indication, there appears to be a continued lessening of the historical distinction between the services offered by financial institutions and other businesses offering financial services. Finally, the trend toward nationwide interstate banking is expected to continue as a result of the enactment of the IBBEA and Assembly Bill 1482. As a result of these factors, it is anticipated banks will experience increased competition for deposits and loans and, possibly, further increases in their cost of doing business.

Selected Statistical Information

The following tables in pages 21 through 30 present certain statistical information concerning the business of the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" at ITEM 7, at page 19 of the Bank's 1996 Annual Report to Shareholders incorporated herein by reference, and with the Bank's Consolidated Financial Statements and the Notes thereto included in Item 14, at pages 9 through 18 of the Company's 1996 Annual Report to Shareholders incorporated herein by reference. Statistical information below is generally based on average daily amounts.


Item I. Distribution of Average Assets,  Liabilities and  Shareholders'  Equity;
Interest Rates and Differentials

The following table presents for the periods indicated condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds. The table is arranged to group the elements of interest-earning assets and interest-bearing liabilities, these items being the major sources of income and expense. Nonaccruing loans are included in the table for computational purposes, but the nonaccrued interest thereon is excluded.

Average Balance Sheet & Analysis of Net Interest Earnings

                                      Year Ended December 31, 1996             Year Ended December 31, 1995
                                -------------------------------------    -------------------------------------
                                              Interest        Average                      Interest   Average
                                 Average      Income/        Interest     Average          Income/    Interest
                                 Balance      Expense          Rate       Balance         Expense       Rate
                                ---------    ---------         -----     ---------       ---------      ----
                                                             (Dollar amounts in thousands)
ASSETS
Federal funds sold              $   3,920    $     207          5.28%    $   6,253       $     358      5.73%
                                ---------    ---------         -----     ---------       ---------      ----
Taxable investment
  securities                       38,331        2,596          6.77%       34,095           2,219       6.5?%
Nontaxable investment
  securities(1)                     4,531          246          5.43%        5,858             327      5.58%
Loans gross(2)                    157,098       16,302         10.38%      120,620          12,969     10.75%
                                ---------    ---------         -----     ---------       ---------      ----
  Total interest
     earning assets               203,880       19,351          9.49%      166,826          15,873      9.51%


Allowance for loan losses          (1,913)                                  (1,616)
Cash and noninterest-
  bearing deposits at
  other banks                      10,436                                    8,832
Premises and equipment,
  net                               4,775                                    3,783
Interest, receivable
  and other assets                 10,946                                    8,056
                                ---------                                ---------
  Total Assets                  $ 228,124                                $ 185,881
                                =========                                =========

LIABILITIES AND SHAREHOLDER
EQUITY
Interest-bearing demand         $  29,376          268           .91%    $  26,192             239       .9%
Savings deposits                  104,938        4,350          4.15%       91,509           4,213      4.65%
Time deposits                      40,994        2,167          5.29%       25,431           1,254      4.93%
Other borrowings                    1,020           80          7.84%          141              11      7.80%
                                ---------        -----          -----    ---------           -----      -----
  Total interest-bearing
     liabilitiies                 176,328        6,865          3.89%      143,273           5,717      3.99%

Noninterest-bearing
  demand deposits                  30,549                                   26,478
Accrued interest,
  taxes and other liabilities       3,067                                      641
                                  -------                                  -------
  Total Liabilities               209,944                                  170,392
                                  =======                                  =======

  Total shareholders'
    equity                         18,810                                   15,489
                                ---------                                ---------
  Total Liabilities and
    shareholder's equity        $ 228,124                                $ 185,881
                                =========                                =========

Net interest income
  and margin(3)                                $ 12,486         6.12%                     $  10,156     6.09%



                                       Year Ended December 31, 1994
                                       -----------------------------
                                                 Interest  Average
                                       Average   Income/  Interest
                                        Balance   Expense     Rate
                                        ------    -------     ----

ASSETS
Federal funds sold                      $6,330    $   261     4.12%
                                        ------    -------     ----
Taxable investment
  securities                            26,966      1,479     5.48%
Nontaxable investment
  securities(1)                          4,579        272     5.94%
Loans gross(2)                         110,690     10,795     9.75%
                                        ------    -------     ----
  Total interest
     earning assets                    148,565     12,807     8.62%


Allowance for loan losses               (1,690)
Cash and noninterest-
  bearing deposits at
  other banks                            8,750
Premises and equipment,
  net                                    2,578
Interest, receivable
  and other assets                       7,528
                                       --------
  Total Assets                         $165,831
                                       ========

LIABILITIES AND SHAREHOLDER
EQUITY
Interest bearing demand                $25,126        237      .94%
Savings deposits                        65,516      2,298     3.45%
Time deposits                           34,420      1,312     3.81%
Other borrowings                            48          3     5.25%
                                       -------      -----     ----
  Total interest-bearing
     liabilitiies                      126,110      3,850     3.05%

Noninterest-bearing
  demand deposits                       25,326
Accrued interest,
  taxes and other liabilities              842
                                       -------
  Total Liabilities                    152,278
                                       =======

  Total shareholders'
    equity                              13,553
                                ---------------
  Total Liabilities and
    shareholder's equity        $       165,831
                                ===============

Net interest income
  and margin(3)                                     $8,957    6.03%



----------
(1)  Interest on municipal securities is not computed on tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $1,106,000, $901,000 and $812,000 for 1996, 1995, and 1994, respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following tables set forth, for the periods indicated, a summary of the changes in average asset and liability balances and interest earned and interest paid resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each. Nonaccruing loans are included in the table for computational purposes, but the nonaccrued interest thereon is excluded.


Net Interest Income Changes Due to Volume and Rate

                                                                          1996 vs. 1995                  1995 vs. 1994
                                                                          -------------                  -------------
                                                                  Due to    Due to      Total    Due to      Due to     Total
                                                                  Volume     Rate      Change     Volume      Rate      Change
                                                                -------    -------    -------    -------    -------    -------
                                                                                    (Dollar amounts in thousands)
Interest Income:
   Investment securities                                        $   276    $   101    $   377    $   434    $   306    $   740
   Tax-exempt investment securities                                 (74)        (7)       (81)        70        (15)        55
   Federal funds sold                                              (125)       (26)      (151)        (3)       100         97
   Loans, gross (2)                                               3,767       (434)     3,333      1,015      1,159      2,174
                                                                -------    -------    -------    -------    -------    -------
     Total                                                        3,844       (366)     3,478      1,516      1,550      3,066

Interest Expense:
   Interest-bearing demand deposits                             $    29    $  --      $    29    $     9    $    (7)   $     2
   Savings deposits                                                 427       (290)       137      1,016        899      1,915
   Time deposits                                                    817         96        913        (90)        32        (58)
   Other borrowings                                                  69       --           69          7          1          8
                                                                -------    -------    -------    -------    -------    -------
     Total                                                        1,342       (194)     1,148        942        925      1,867

Net Interest Income                                             $ 2,502    $  (172)   $ 2,330    $   574    $   625    $ 1,199
                                                                =======    =======    =======    =======    =======    =======


(1)  Interest on municipal securities is not computed on a tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $1,106,000 for 1996 and $901,000 for 1995.

Interest Rate Sensitivity

The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all repricing intervals. For purposes of the analysis below, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. Actual payment patterns may differ from contractual payment patterns.


Interest Rate Sensitivity
                                                                        By Repricing Interval
                                                     ----------------------------------------------------------------------
                                                              After three                After one
                                                                months,                    year,
                                                       Within three within one    within five   After five    Noninterest-
                                                        months         year           years        years      bearing funds  Total
                                                        ------         ----           -----        -----      -------------  -----
                                                                                (Dollar amounts in thousands)
Assets
Federal funds sold                                    $   3,735     $    --       $    --       $    --      $    --       $   3,735
Time deposits at other institutions                       1,800           308           993          --           --           3,101
Investment securities                                       315         3,976         8,279        30,808         --          43,378
Loans                                                   115,848        20,857        36,856         9,686         --         183,247
Other interest-bearing assets                               880         3,134          --            --           --           4,014
Noninterest-earning assets
   and allowances for loan losses                          --            --            --            --         28,514        28,514
                                                      ---------       --------    ---------     ---------     --------     ---------
Total Assets                                            122,578        28,275        46,128        40,494       28,514       265,989
                                                                                                                           =========

Liabilities and shareholders' equity
Savings, money market & NOW deposits                    145,588          --            --            --         39,157       184,745
Time deposits                                            12,180        29,877        11,543          --           --          53,600
Other interest-bearing liabilities                         --             791          --             105        3,000         3,896
Other liabilities and
   Shareholders' equity                                    --            --            --            --         23,748        23,748
                                                      ---------       --------    ---------     ---------     --------     ---------
Total liabilities and shareholders' equ                 157,768        30,668        11,543           105       65,905     $ 265,989
                                                                                                                           =========
Interest rate sensitivity
   Gap                                                  (35,190)       (2,393)       34,585        40,389    $ (37,391)
                                                      ---------       --------    ---------     ---------    =========
Cumulative interest rate
   Sensitivity Gap                                    $ (35,190)      $(37,583)   $  (2,998)    $  37,391
                                                      =========       ========    =========     =========


Item II: Investment Portfolio

All Company securities are classified available-for-sale as of December 31, 1996. The following table sets forth the fair value of investment securities at the dates indicated:

Fair Value of Investment Securities
                                                                     Fair Value
                                                                     December 31
                                                       ------------------------------------
                                                          1996          1995         1994
                                                          ----          ----         ----
                                                               (Amount in thousands)
U.S. Treasury, U.S. Government agencies and corporatio   $17,711       $22,521     $20,593
Obligations of states and political subdivisions           4,271         4,297       6,571
Mortgage-backed securities                                20,751        17,932       8,175
Other securities                                             645           552         487
                                                         -------       -------     -------
Total                                                    $43,378       $45,302     $35,826
                                                         =======       =======     =======


The following table sets forth the maturities of investment securities at December 31, 1996 and the weighted average yields of such securities calculated on the basis of the cost and effective yields based on the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.



Securities Available-for-Sale-Fair Value and Maturity Distribution


                                                                           Stated Maturity
                                   -------------------------------------------------------------------------------------------------
                                     Within One Year         One to Five Years     Five to Ten Years    Over Ten Years
                                   ------------------      --------------------   -----------------    -----------------
                                      Amount     Yield      Amount      Yield      Amount     Yield    Amount     Yield      Total
                                      ------     -----      ------      -----      ------     -----    ------     -----      -----
                                                                   (Dollar amounts in thousands)
U.S. Treasury and other
   U.S. government
   agencies and corporations (1)     $   362     7.03%      $ 6,455      6.05%    $  8,276    7.19%    $ 23,369     7.35%   $ 38,462

State and political subdivisions         619     9.05%        2,439      5.60%          83    4.20%          37     6.92%      4,271
                                     -------               --------               --------             --------             --------
   Total debt securities                 981                  8,894                  9,111               23,747              42,733
Equity securities                        -                      -                    -                      -                   645
                                                                                                                            -------
   Total                             $   981               $  8,894               $  9,111             $ 23,747             $ 43,378
                                     =======               ========               ========             ========             ========


(1) Mortgage-backed securities are shown in this table at the contractual maturity dates.

The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

Item III:      Loan Portfolio

The following table shows the composition of the loan portfolio at the dates indicated:


Loans Outstanding

                                                                                          December 31,
                                                          --------------------------------------------------------------------------
                                                             1996            1995           1994            1993            1992
                                                          ---------       ---------       ---------       ---------       ---------
Commercial, financial and agricultural                    $  71,786        $ 65,563       $  55,827       $  54,925       $  57,091
Real estate--construction                                    13,923          12,006          11,726           9,143           7,131
Real estate--mortgage                                        57,098          42,128          34,743          32,984          21,338
Installment                                                  40,440          14,039          11,304          10,072          11,775
                                                          ---------       ---------       ---------       ---------       ---------
  Total                                                     183,247         133,736         113,600         107,124          97,335

Less: Allowance for possible loan losses                     (2,792)         (1,701)         (1,621)         (1,747)         (1,616)
                                                          ---------       ---------       ---------       ---------       ---------
  Total loans, net                                        $ 180,455       $ 132,035       $ 111,979       $ 105,377       $  95,719
                                                          =========       =========       =========       =========       =========


At December 31, 1996, the Company had approximately $46,159,000 in undisbursed loan commitments of which approximately $6,305,000 related to real estate construction loans. This compares with $28,321,000 at December 31, 1995 of which $4,232,000 related to real estate construction loans. Standby letters of credit were $3,213,000 and $2,465,000, respectively, at December 31, 1996 and December 31, 1995. For further information about the composition of the Company's loan portfolio see "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" section entitled "Asset Quality" at page 21 of the Company's 1996 Annual Report to Shareholders incorporated herein by reference.

The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to certain underwriting practices. They include careful analysis of prior credit histories, financial statements, tax returns and cash flow projections of its potential borrowers as well as obtaining independent appraisals on real property and chattel taken as collateral and audits of accounts receivable or inventory pledged as security.

The Company also has an internal loan review system as well as periodic external reviews. The results of these external reviews are assessed by the Company's audit committee. Collection of delinquent loans is generally the responsibility of the Company's credit administration staff. However, certain problem loans may be dealt with by the originating loan officer. The Board of Directors review the status of delinquent and problem loans on a monthly basis. The Company's underwriting and review practices notwithstanding, in the normal course of business, the Company expects to incur loan losses in the future.


The table that follows shows the maturity distribution of the portfolio of commercial, financial, and agricultural loans and real estate construction loans on December 31, 1996, as well as sensitivity to changes in interest rates:


Loan Maturity Distribution and Sensitivity to Changes in Interest Rates

                                                                                               December 31, 1996
                                                                 -------------------------------------------------------------------
                                                                   Within              One to               Over
                                                                   One Year          Five Years          Five Years          Total
                                                                   --------           --------           --------           --------
Commerical, financial and agricultural
Loans with floating rates                                          $ 39,515           $ 20,150           $  4,337           $ 64,002
Loans with predetermined rates                                          630              6,116              1,038              7,784
                                                                   --------           --------           --------           --------
  Subtotal                                                           40,145             26,266              5,375             71,786
Real Estate--Construction
Loans with floating rates                                             5,419              4,528              2,542             12,489
Loans with predetermined rates                                          674                 32                728              1,434
                                                                   --------           --------           --------           --------
  Subtotal                                                            6,093              4,560              3,270             13,923
Real Estate--Mortgage                                                 4,384             39,845             12,869             57,098
Installment                                                           3,909             33,192              3,339             40,440
                                                                   --------           --------           --------           --------
  Total                                                            $ 54,431           $103,863           $ 24,853           $183,247
                                                                   ========           ========           ========           ========



Item IV:  Nonperforming Assets

The following table summarizes the Company's nonaccrual, 90 days or more past due and restructured loans and other real estate owned:


                                                    December 31
                                      -----------------------------------------
                                       1996     1995     1994     1993     1992
                                      ------   ------   ------   ------   ------
Nonaccrual loans                      $4,968   $4,626   $  653   $1,019   $1,064
Accruing loans past due
  90 days or more                        600      224       46       64      145
Restructed performing loans            1,456     --       --       --       --
Other real estate owned                1,466       47     --       --        676
                                      ------   ------   ------   ------   ------
                                      $8,490   $4,897   $  699   $1,083   $1,885
                                      ======   ======   ======   ======   ======

The Company generally places loans on nonaccrual status and accrued but unpaid interest is reversed against the current year's income when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of Management, is deemed in the process of collection. Interest income on nonaccrual loans is recorded on a cash basis. Payments may be treated as interest income or return of principal depending upon Management's opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where Management believes the remaining principal balance is fully collectible. Additional loans not 90 days past due may also be placed on nonaccrual status if Management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

Interest income of loans on nonaccrual status during the year ended December 31, 1996, that would have been recognized during that same year if the loans had been current in accordance with their original terms was approximately $497,000. In the prior years of 1995, 1994, 1993 and 1992 the amounts were not material.

Nonperforming loans are those in which the borrower fails to perform under the original terms of the obligation and are categorized as loans past due 90 days or more, loans on nonaccrual status and restructured loans. Nonperforming loans on December 31, 1996 amounted to $8,220,000. As of December 31, 1995, such loans were $4,850,000. Included in these totals are loans secured by first deeds of trust on real property totaling $3,626,000 in 1996 and $3,286,000 in 1995. The reason for the increase is the purchased portfolio of the lease receivables discussed below, a newly restructured commercial real estate loan and two agricultural real estate properties acquired through foreclosure.

In late 1995, a $3.4 million commercial real estate development loan was placed on non-accrual status due to restructuring of the loan and is included in nonperforming loans for both years.

The Bank purchased a portfolio of lease receivables in 1994. The company which packages and sells these leases to financial institutions filed a Chapter 11 reorganization in April 1996 and its chief financial officer has been charged by the Securities and Exchange Commission with participating in securities fraud. More than 360 banks nationwide had acquired similar lease receivable contracts. The Bank has $1,281,000 of these leases on nonaccrual status as of December 31, 1996. The Bank has retained counsel jointly with other California banks and is monitoring its position to ascertain the extent of loss the Bank may incur. As of December 31, 1996, specific reserves of $385,000 have been established for this portfolio. As of February 12, 1997, the Bank signed a settlement agreement in regards to this portfolio of leases that established the projected recovery rate at 78.5% or approximately $1,006,000.

The Bank closely monitors its loans classified by the regulatory agencies and such loans totaled $10,239,000 at December 31, 1996.

Except for loans which are disclosed above, there are no assets as of December 31, 1996, where known information about possible credit problems of borrower causes Management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

At December 31, 1996, the Company had $1,466,000 in real estate acquired through foreclosure. At December 31, 1995, the Company had $47,000 in real estate acquired through foreclosure. The increase was due to the foreclosure on two agricultural properties in late 1996. Current projections are that these two properties will be sold in 1997.

Reconciliation of allowance for possible loan losses

                                                                                        December 31,
                                                           -------------------------------------------------------------------------
                                                                                (Dollar amount in thousands)
                                                             1996            1995            1994            1993             1992
                                                           --------        --------        --------        --------        --------
Balance at beginning of period                             $  1,701        $  1,621        $  1,747        $  1,616        $  1,699
Due to Acquisition of Thrift                                    148            --              --              --              --
Provision for Possible Loan Losses                            1,513             228            --               254             162
Charge-Offs
  Commercial, Financial, and Agricultural                       518             160             260             217             250
  Real Estate--Construction and
     Land Development                                          --              --              --              --              --
  Real Estate--Mortgage                                        --              --              --              --              --
  Installment Loans to Individuals                              140              63              42              83             109
                                                           --------        --------        --------        --------        --------
     Total Loans Charged Off                                    658             223             248             300             359
Recoveries
  Commercial, Financial, and Agricultural                        27              66              99             145              87
  Real Estate--Construction and
     Land Development                                          --              --                 8            --              --
  Real Estate--Mortgage                                        --              --              --              --              --
  Installment Loans to Individuals                               61               9              15              32              27
                                                           --------        --------        --------        --------        --------
     Total Recoveries                                            88              75             122             177             114
  Net Loans Charged Off                                         570             148           1,621             123             245
                                                           --------        --------        --------        --------        --------
Balance at End of Period                                   $  2,792        $  1,701        $  1,621        $  1,747        $  1,616
                                                           ========        ========        ========        ========        ========

Loans:
Average Loans Outstanding During Period,
  Gross                                                    $157,098        $120,620        $110,690        $102,236        $ 91,458
Total Loans at End of Period, Gross                        $183,247        $133,736        $113,600        $107,124        $ 97,335

Ratio of net charge-offs to average
  loans outstanding                                            0.36%           0.12%           0.12%           0.12%           0.27%


The provision for loan losses represents Management's determination of the amount necessary to be added to the allowance for loan losses to bring it to a level which is considered adequate in relation to the risk of foreseeable losses inherent in the loan portfolio. Immediately upon determination of a specific loss in the portfolio, an adjustment to the loan loss reserve is made.

In making this determination, Management takes into consideration the overall growth trend in the loan portfolio, examinations of bank supervisory authorities, internal and external credit reviews, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, general and local economic conditions and the interest rate environment. The normal risks considered by Management with respect to real estate construction loans include fluctuations in real estate values, the demand for housing and the availability of permanent financing in the Company's market area and the home buyers ability to obtain permanent financing. The normal risks considered by Management with respect to real estate mortgage loans include fluctuations in the value of real estate. The normal risks considered by Management with respect to agricultural loans include the fluctuating value of the collateral, changes in weather conditions and the availability of adequate water resources in the Company's local market area. Additionally, the Company relies upon data obtained through independent appraisals for significant properties in specific identification of loss exposure in nonperforming loans.

The allowance for loan losses does not represent a specific judgment that loan charge-offs of that magnitude will necessarily occur. It is always possible that future economic or other factors may adversely affect the Company's borrowers, and thereby cause loan losses to exceed the current allowance.

The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

Allocation of the Allowance for Loan Losses
                                                                                    December 31
                                        --------------------------------------------------------------------------------------------
                                               1996              1995               1994               1993                1992
                                               ----              ----               ----               ----                ----
                                                                       (Dollar amounts in thousands)
                                         Amount     %      Amount      %      Amount      %      Amount        %      Amount    %
                                         ------     -      ------      -      ------      -      ------        -      ------    -
Commercial, financial
  and agricultural                      $  840       39%   $  944       49%   $  898       49%   $  974       51%   $  835       59%
Real estate - constructio                1,421        8%      708        9%      218       10%      317        9%      305        7%
Real estate - mortgage                     219       31%     --         31%      376       31%      296       31%      275       22%
Installment                                312       22%       49       11%      129       10%      160        9%      201       12%
                                        ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
   Total                                $2,792      100%   $1,701      100%   $1,621      100%   $1 747      100%   $1,616      100%
                                        ======   ======    ======   ======    ======   ======    ======   ======    ======   ======


The following table relates to other interest bearing assets not disclosed above for the dates indicated. This item consists of a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. The plan is informally linked with universal life insurance policies totaling $3,839,000 for the salary continuation plan.

Other Interest-Bearing Assets
                                                     December 31
                                        ----------------------------------------
                                         1996      1995     1994    1993   1992
                                         ----      ----     ----    ----   ----
                                             (Dollar amounts in thousands)
Cash surrender value of life insurance  $3,134   $1,290   $  288   $  -    $  -
                                        ------   ------   ------   ------  -----


Item V     Deposits

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the dates indicated:
                                                                              December 31
                                      ----------------------------------------------------------------------------------------------
                                                                    (Amounts in thousands except yield)
                                      Amount     Yield     Amount  Yield   Amount      Yield     Amount    Yield     Amount    Yield
                                      --------   -----   --------  ------   -------    ------  --------   ------   --------    -----
Noninterest-bearing demand deposits   $ 30,549     --    $ 26,478     --   $ 25,326     --     $ 22,913      --    $ 19,662      --
Interest-bearing demand deposits        29,376   0.91%     26,196  0.91%     25,126    0.94%     21,782    12.7%     19,341    2.03%
Savings deposits                       104,938   4.15%     91,509  4.60%     66,517    3.45%     52,385    2.81%     46,440    3.53%
Time deposits under $100,000            34,408   5.26%     19,073  4.84%     27,259    3.82%     24,048    3.86%     26,981    4.98%
Time deposits $100,000 or more           6,586   5.43%      6,358  5.17%      7,160    3.78%     10,148    3.77%     12,080    4.77%
                                      --------           --------          --------             --------             --------
  Total deposits                      $205,857           $169,610          $151,388            $131,276             $124,504
                                      ========           ========          ========            ========             ========



Maturities of Time Certificates of Deposits of $100,000 or More

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

                                   December 31, 1996
                                   -----------------
                                    (In thousands)
Remaining Maturity:
Three months or less                $    2,230
Over three through six months            2,150
Over six through twelve months             175
 Over twelve months                      2,055
                                    -----------
   Total                            $    6,610
                                    ==========


Item VI    Return on Equity and Assets

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

Return on Average Equity and Assets
                                              For the year ended
                                                  December 31
                                          --------------------------
                                            1996    1995       1994
                                            ----    ----       ----
Return on average assets                    0.88%    0.18%     1.05%
Return on average equity                   11.05%    2.16%    12.81%
Dividend payout ratio                        .05%       -         -
Average equity to average assets            7.96%    8.33%     8.17%



Item VII  Short Term Borrowings

The Company has a loan with an unaffiliated lender with an outstanding balance of $791,000 as of December 31, 1996. The loan matures in July of 1998. The loan was related to the cash portion of the purchase of the Thrift.

ITEM 2.                 PROPERTIES

The Bank

(1)     Main Office
The Bank's main office is located at 490 West Olive Avenue in Merced, and consists of a single-story building with approximately 5,600 square feet of interior floor space. This building was constructed in 1978 at a cost of approximately $400,000 and is situated on a lot of approximately 47,000 square feet, which the Bank purchased in 1977 for approximately $186,000. The site contains 43 parking spaces and six drive-up lanes, and Management believes that this facility will be adequate to accommodate the operations of this branch for the foreseeable future.

(2)     Downtown Merced Branch
The Bank's downtown Merced Branch is located at 606 West 19th Street in Merced. In August 1991, the Bank entered into an 8-1/2 year lease with two additional five-year renewal options with a nonaffiliated third party for the lease of the facility. The facility is approximately 7,680 square feet in size and is intended to accommodate the current needs of the existing branch and the agriculture and agriculture real estate departments. The annual rental under this lease is $69,120 for the first three years and increases to $78,336 per year for the remaining 5-1/2 years. Leasehold improvements including remodeling and redecorating were approximately $235,000. In conjunction with the plans to move the administrative facilities of the Company and Bank, as discussed below, this branch will be relocated. Leasehold improvements will have been written off and the Bank is currently seeking possible tenants for the remainder of the lease term.

(3)     Atwater Branch
On October 5, 1981, the Bank opened a branch office at 735 Bellevue Road, Atwater. The branch is located on a lot of approximately 40,000 square feet, for which the Bank entered into a 35-year ground lease with a nonaffiliated third party, commencing on October 5, 1981. The building contains approximately 6,000 square feet of interior floor space, and was built at a total cost of approximately $500,000. In 1994, the Bank purchased the lot at a cost of $316,000. Management of the Bank believes that this facility will be adequate to accommodate the operations of this branch for the foreseeable future. This office has been subsequently remodeled and also accommodates the Company's data processing and central services support personnel including the related equipment. The data processing and central service support personnel and related equipment will be relocated to the new facility in downtown Merced, as discussed below.

(4)     Administrative Headquarters
On  August  22,  1986,  the  Bank  entered  into  an  eight-year  lease  with  a nonaffiliated third party for the relocation of the Bank's administrative headquarters, located at 1160 West Olive Avenue, Suite A, in Merced. The lease commenced on January 1, 1987 with one eight-year option to renew. The monthly rental under the lease is $3,054 per month for the first three years, with an annual increase of 3% for years four, five and six, and an increase of 5% annually for years seven and eight. The building contains approximately 3,000 square feet of interior floor space. In 1995, the Bank extended its lease until April 1, 1997. The facility also accommodates the staff of Capital West Group. The Company plans to move the personnel at this facility to the new site discussed below.

In addition, the Bank leased an additional 1,375 square feet located at 1170 West Olive Avenue, Suite B in September 1990 for administrative personnel. The Bank entered into a two-year lease in April of 1992 for this facility at a cost of $1,645 per month for the first year with a 5% increase for the second year. In 1995, the Bank extended its lease until April 1, 1997. This facility also accommodates the staff of Capital West Group. The Company plans to move the personnel at this facility to the new site discussed below.

The Company's administrative headquarters are currently located at 1160 West Olive Avenue, Suite A, in Merced, California. Effective July 15, 1995 the Company entered into an agreement to relocate its existing administrative office and an existing branch in downtown Merced to a new facility in downtown Merced. Construction began in the summer of 1996 and is expected to be complete in late summer of 1997. The estimated construction cost of the new 29,000 square foot facility including a parking structure is estimated at approximately $4.7 million. In conjunction with the construction of the facility, the Merced Redevelopment Agency has provided the Company with an interest-free loan in the amount of $3.0 million. The loan matures on August 31, 1997. It is anticipated that upon completion of the facility, a permanent mortgage loan will be obtained from an unaffiliated lender.

(5)     Real Estate Office
In September of 1992, the Bank relocated its real estate office to 1170 West Olive Avenue, Suite I, in Merced. The Bank entered into a two-year lease commencing in October of 1992 with a nonaffiliated third party at a cost per month of $3,377. In 1995, the

Bank extended its lease until April 1, 1997. The facility contains approximately 3,200 square feet of interior floor space. It is the location for the Bank's real estate department as well as centralized credit administration, credit card services and the headquarters for MAID, the Bank's wholly owned subsidiary. The Company plans to move the personnel at this facility to the new administrative site discussed above.

(6)     Los Banos Branch
On August 15, 1989, the Bank opened a fourth branch office at 1341 East Pacheco Boulevard, Los Banos, located in the new Canal Farm Shopping Center. The Bank entered into a five-year lease with a nonaffiliated third party, commencing on August 1, 1989. In October of 1994, the Los Banos branch was relocated to 953 W. Pacheco Boulevard, Los Banos. The Bank entered into a ten-year lease with a non-affiliated third party on the facility. The new facility contains 4,928 square feet of interior floor space, parking facilities, a walk-up ATM and drive-up facilities. Remodeling and redecorating expenses were approximately $355,000. Management believes that this facility will be adequate to accommodate the operation of the branch for the foreseeable future.

(7)     Hilmar Branch
On November 15, 1993, the Bank opened a fifth branch office at 8019 N. Lander Avenue, Hilmar. The building was purchased at a cost of $328,000 and consists of a single story building of approximately 4,456 square feet of interior floor space. The site contains 22 parking spaces and a drive-up facility. Remodeling and redecorating expenses were approximately $53,000. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

(8)     Sonora Branch
On January 12, 1996, the Bank received approval to open a full service banking facility at the Crossroads Shopping Center and entered into a five-year lease with a non-affiliated third party on January 12, 1996 for a 2,500 square foot facility. The branch opened April 1, 1996. Management is currently reviewing its options for relocating this branch to a larger facility.

(9)     Turlock Branch
On September 1, 1995, the Bank opened a branch in Turlock, California. In May 1995 the Bank acquired 2 lots for $297,000 at 2001 Geer Road, Turlock. The Bank completed the construction of a permanent facility in February 1997 at a cost of approximately $694,000 and the branch was subsequently relocated there from a temporary facility at the same location.

(10)    Modesto Branches
On January 24, 1996, the Bank received approval to open a full service banking facility in Modesto and entered into a ten-year lease with a non-affiliated third party on December 2, 1996 for an approximately 5,413 square foot building at 3508 McHenry Avenue, Modesto. The branch opened for business on December 10, 1996. Management believes that this facility will be adequate to accommodate the branch for the foreseeable future.

On September 26, 1996, the Bank received approval to open a second branch in Modesto and entered into a four-year lease with a non-affiliated third party on December 1, 1996 for an approximately 8,208 square foot building at 1003 12th Street, Modesto. The branch opened for business on December 31, 1996. Management believes that this facility will be adequate to accommodate the banking operation for the foreseeable future.

The Thrift
The Thrift currently operates with four branch offices. The main office is the office in Turlock and the other branch offices are located in Modesto, Visalia and Fresno. All branch offices are leased facilities with minimal leasehold improvements which are anticipated to be adequate to serve the needs of the Thrift in the foreseeable future.

ITEM 3.                  LEGAL PROCEEDINGS

As of December 31, 1996, the Company, is not a party to, nor is any of their property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities.

The Company is, however, also exposed to certain potential claims encountered in the normal course of business. In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations in the foreseeable future.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As permitted by the Securities and Exchange Commission, the information called for by this Item is incorporated by reference from the section of the Company's 1997 Proxy Statement titled "Security Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference and was filed on or about March 20, 1997.
                                     PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        SHAREHOLDER MATTERS

For information concerning the market for the Company's common stock and related shareholder matters, see page 23 of the Company's 1996 Annual Report to Shareholders incorporated herein by reference.

ITEM 6.                 SELECTED FINANCIAL DATA

For selected consolidated financial data concerning the Company, see page 24 of the Company's 1996 Annual Report to Shareholders incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see pages 19 through 22 of the Company's 1996 Annual Report to Shareholders incorporated herein by reference.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Balance Sheets as of December 31, 1996 and 1995 and Audited Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the fiscal years ending December 31, 1996, 1995, and 1994 appear on pages 9 through 11 of the Company's 1996 Annual Report to Shareholders incorporated herein by reference. Notes to the Consolidated Financial Statements appear on pages 12 through 18 of the Company's 1996 Annual Report to Shareholders incorporated herein by reference. The Independent Auditors' Report appears on page 23 of the Company's 1996 Annual Report to Shareholders incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and there were no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by Securities and Exchange Commission Regulation 14a, the information called for by this item is incorporated by reference from the section of the Company's 1997 Proxy Statement titled "Election of Directors," which was filed on or about March 20, 1997.

ITEM 11.                EXECUTIVE COMPENSATION

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the section of the Company's 1997 Proxy Statement titled "Information Pertaining to Election of Directors," which was filed on or about March 20, 1997.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

As  permitted  by  Securities  and  Exchange  Commission   Regulation  14A,  the
information called for by this item is incorporated by reference from the Company's 1997 Proxy Statement, which was filed on or about March 20, 1997.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As  permitted  by  Securities  and  Exchange  Commission   Regulation  14A,  the
information called for by this item is incorporated by reference from the Company's 1997 Proxy Statement, which was filed on or about March 20, 1997.

                                     PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                                FORM 8-K

(a) Financial Statements and Schedules
    An index of all financial statements and schedules filed as part of this Form 10-K appears below and the pages of the Company's Annual Report to Shareholders for the year ended December 31, 1996 listed, are incorporated herein by reference in response to Item 8 of this report.


    Financial Statement Schedules:                                      Page
    -----------------------------                                       ----
    Independent Auditor's Report                                         23
    Consolidated Balance Sheets as of December 31, 1996 and              10
    1995
    Consolidated Statements of Income for the Years Ended                 9
    1996, 1995, and 1994
    Consolidated Statements of Shareholders' Equity for the              10
    Years Ended 1996, 1995, and 1994
    Consolidated Statements of Cash Flows for the Years Ended            11
    1996, 1995, and 1994
    Notes to Consolidated Financials                                     12


(b) Reports on Form 8-K
    There were no reports filed in the quarter ending December 31, 1996 on Form 8-K.

(c)  Exhibits
     The following is a list of all exhibits  required by Item 601 of Regulation
      S-K to be filed as part of this Form 10-K:


                                                                                            Sequentially
   Exhibit                                                                                    Numbered
    Number     Exhibit                                                                            Page
    ------     -------                                                                      ----------
     3.1       Articles of Incorporation (filed as Exhibit 3.1 of the Company's                 *
               September  30,  1996  Form  10Q  filed  with  the SEC on or about
               November 14, 1996).
     3.2       Bylaws (filed as Exhibit 3.2 of the Company's September 30, 1996 Form            *
               10Q filed with the SEC on or about November 14, 1996).
      10       Employment Agreement between Thomas T. Hawker and Capital Corp.
     10.1      Administration Construction Agreement (filed as Exhibit 10.4 of the              *
               Company's 1995 Form 10K filed with the SEC on or about March 31,
               1996).
     10.2      Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995 Form              *
               10K filed with the SEC on or about March 31, 1996).
     10.3      401(k) Plan (filed as Exhibit 10.7 of the Company's 1995 Form 10K                *
               filed with the SEC on or about March 31, 1996).
     10.4      Employee Stock Ownership Plan (filed as Exhibit 10.8 of the                      *
               Company's 1995 Form 10K filed with the SEC on or about March 31,
               1996).
      11       Statement  Regarding  the  Computation  of Earnings  Per Share is
               incorporated  herein by  reference  from Note 1 of the  Company's
               Consolidated Financial Statements.
      13       Annual Report to Security Holders.
      *        Denotes documents which have been incorporated by reference.


(d) Financial Statement Schedules
    All other supporting schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997
                        CAPITAL CORP OF THE WEST

                        By:   /s/ THOMAS T. HAWKER
                           ----------------------------------------------
                             THOMAS T. HAWKER
                            (President and Chief Executive Officer
                             of Capital Corp of the West)


                        By:   /s/ JANEY E. BOYCE
                           ----------------------------------------------
                            JANEY E. BOYCE
                           (Senior Vice President and Chief Financial Officer
                            of Capital Corp of the West)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Capacity                        Date
---------                                            --------                        ----
/s/ JERRY E. CALLISTER                               Chairman of the                 March 25, 1997
-----------------------------------                  Board of Directors
JERRY E. CALLISTER


/s/ HENRY DUPERTUIS                                  Director                        March 25, 1997
----------------------------------
HENRY DUPERTUIS


/s/ ROBERT E. HOLL                                   Director                        March 25, 1997
----------------------------------
ROBERT E. HOLL


/s/ BERTYL W. JOHNSON                                Director                        March 25, 1997
----------------------------------
BERTYL W. JOHNSON


/s/ DOROTHY L. BIZZINI                               Director                        March 25, 1997
----------------------------------
DOROTHY L. BIZZINI


/s/ LLOYD H. ALHEM                                   Director                        March 25, 1997
----------------------------------
LLOYD H. ALHEM


/s/ JAMES W. TOLLADAY                                Director                        March 25, 1997
----------------------------------
JAMES W. TOLLADAY


/s/ JACK F. CAUWELS                                  Director                        March 25, 1997
----------------------------------
JACK F. CAUWELS





/s/ THOMAS T. HAWKER                                 Director/CEO                    March 25, 1997
----------------------------------
THOMAS T. HAWKER


/s/ JOHN FAWCETT                                     Director                        March 25, 1997
----------------------------------
JOHN FAWCETT


/s/ TAPAN MONROE                                     Director                        March 25, 1997
----------------------------------
TAPAN MONROE


/s/ JANEY E. BOYCE                                   Chief Financial &               March 25, 1997
----------------------------------                   Accounting Officer
JANEY E. BOYCE

CAPITAL CORP OF THE WEST


                              EMPLOYMENT AGREEMENT


DATE:             March 11, 1997

PARTIES: CAPITAL CORP. OF THE WEST, a California Bank Holding Company, hereinafter referred to as "Employer"; and

                  THOMAS T. HAWKER, herein after referred to as "Employee".


RECITALS:

         1. Employee is currently employed as the Chief Executive Officer of Employer (previously known as County Bank) under a written Employment Agreement which will expire at the close of business on February 28, 1997.

         2. The Parties desire to enter into a new Employment Agreement ("Agreement") for the purpose of extending the employment of Employee.



AGREEMENT:

         Employer   hereby  employs   Employee,   and  Employee  hereby  accepts
employment with Employer, upon the terms and conditions hereinafter set forth.

         1.  Duties.

         Employee is hereby employed as the President and Chief Executive Officer of Employer. Employee shall perform the customary duties of a Chief Executive Officer of a California bank holding company, including but not limited to, the supervision of Employer's business and all subsidiary corporations and businesses owned or related to Employer and such kindred duties as may from time to time be reasonably requested of Employee by the Board of Directors of Employer. As used herein the term "business of Employer" shall include the business of any of Employer's subsidiaries and related entities.

         2.       Appointment to Board of Directors.

         Employer hereby agrees that Employee shall remain a member of the Board of Directors of Employer for so long as Employee is elected to a position on the board by the shareholders of Employer, or until this Agreement has been terminated. During the period of Employee's election to the Board of Directors, Employee shall serve as a member of any or all committees to which he is appointed, except the audit committee. Employee also hereby agrees to accept appointment to other boards of directors and committees of subsidiary and related organizations of Employer. Employee shall fulfill all of Employee's duties as a board and committee member without additional compensation. Upon the termination of this Agreement by either Employee or Employer, Employee agrees to immediately resign from the Board of Directors, from all committees and from all corporate offices of Employer and from all of Employer's subsidiaries and related companies; further, all fringe benefits, such as insurance, shall be terminated on the last day of service of Employee, unless otherwise mandated by the terms of this Agreement, Employer's personnel policy, or any other benefit policies in effect at the time of such termination.

         3.  Term.

         This Agreement shall be effective for a period of forty-six (46) months. It shall commence on March 1, 1997 and unless sooner terminated as provided herein shall end on December 31, 2000 ("Term").

         4.       Extent of Services.

         Employee shall donate his full time, attention and energies to the business of Employer, and shall not during the Term of this Agreement be engaged in any other business activities, except personal investments, without the prior written consent of Employer.

         5.       Regular Compensation.

         In consideration for the services which Employee is to render under this Agreement, Employer shall pay to Employee an initial base salary ("Base Salary") of One Hundred Fifty-one Thousand Two Hundred Fifty-nine Dollars ($151,259.00) per year. On July 1, 1997, the Board of Directors agrees to reevaluate the Base Salary, and if the earnings are in line with projected budget figures and if the present concerns regarding several large loans in the troubled loan portfolio of County Bank are rectified to the satisfaction of the Board of Directors, the Base Salary shall be increased thereafter to One Hundred Sixty-seven Thousand Dollars ($167,000.00) per year (prorated for partial years), or it shall be changed to said figure as soon after said date as the Board of Directors is satisfied that the troubled loan portfolio is at an acceptable level and the earnings of the corporation are in line with projected budget figures. The Base Salary shall be payable to Employee in equal semi-monthly installments on the fifteenth and the last working day of each month during the period of employment, prorated for any partial employment period. The Base Salary shall be subject to an annual economic adjustment on the first day of each calendar year to reflect changes in the cost of living in the San Joaquin Valley in an amount to be determined by the Board of Directors of Employer. Employer by its Board of Directors and at its sole discretion, may also give due consideration to the question of salary increases on each anniversary of the effective date of this Agreement.

         6.       Discretionary Incentive Compensation.

         Employee shall be entitled to participate in any incentive programs which may be adopted from time to time by Employer for Employee. Amounts awarded to Employee under any said incentive program shall be determined at the sole discretion of Employer, including the vesting of any incentive awards.

         7.       Business Expenses.

         Employee shall be reimbursed for all ordinary and necessary, documented expenses reasonably incurred by Employee in connection with his employment associated with managing the business of Employer and other expenses which may be authorized from time to time by the Board of Directors of Employer, including expenses for club membership, entertainment, travel and similar items. Travel and other expenses for attendance at conventions and banking education programs that are approved by the Board of Directors shall also be reimbursed. Employer will pay for or will reimburse Employee for such expenses upon presentation by Employee from time to time of receipts evidencing such expenditures.

         8.       Automobile.

         Employer shall provide an automobile for the use of Employee. Employer shall pay all fuel, operating, maintenance and insurance costs associated with such automobile. Employee shall be entitled to limited use of the automobile for personal use, but shall primarily use it for business purposes associated with his employment.

         9.       Vacation.

         During each full year of employment Employee shall be entitled to annual vacation leave at full salary at the discretion of Employee as time allows, so long as it is reasonable and does not jeopardize his responsibilities, of sixteen (16) days each year plus an additional four (4) bonus days if he receives a "satisfactory" or higher rating on his Annual Employee Performance Evaluation; provided that Employee each calendar year shall take as a portion of his vacation leave at least ten (10) consecutive business days.

         Recognizing that Employee would like to receive additional vacation time in the year 2,000, Employer and Employee agree to enter into a separate incentive program whereby certain goals and objectives are set for Employee. If Employee meets the objectives and goals of said plan by December 31, 1999, Employee shall be entitled to an additional 2 weeks vacation in the year 2,000, which additional vacation time must be taken in said year.

    10.           Disability.

         If Employee becomes permanently disabled during the Term because of sickness, physical or mental disability, so that he is unable to perform his full duties hereunder, Employer agrees to continue the salary (i) ninety (90) days from commencement of the disability, (ii) until Employee is able to return to work, (iii) until payments commence under any disability insurance policy obtained by Employee, or (iv) when any payments commence to Employee under the separate Salary Continuation Agreement executed between the parties, whichever is less.

    11.           Insurance.

         Employer shall provide to Employee, his wife and qualifying children, during the Term at Employer's expense the same medical insurance, dental insurance, and disability insurance coverage, if any, which may be offered to Employer's other full-time employees under any benefit plans as may be in effect from time to time.

         It is acknowledged that Employee currently has a $400,000.00 term life insurance policy with Sun Life Insurance Company, Employer has under its previous employment agreement with Employee given Employee extra compensation to cover the premiums on said policy. Under this agreement Employee's Base Salary has been increased so that Employee may determine whether to maintain said life insurance policy and use the increase in Base Salary to cover the premiums thereon, or to discontinue or alter said policy and to use the additional Base Salary for other purposes. Employer shall have no duty under this agreement to give Employee any extra compensation to cover life insurance premiums or to maintain any life insurance on Employee's life.

    12.           Stock Options and Bonuses.

         As additional consideration for entering into this Employment Agreement Employer hereby grants to Employee a stock option to purchase 8,000 shares of Employer's stock at a price equal to the fair market value of such stock on the date of execution of this agreement. The stock purchase rights under said stock option shall vest in Employee as follows:

                  (1) Twenty percent (20%) upon commencement of
                      the Employment Term under this Agreement;

                  (2) Additional twenty percent (20%) on January 1, 1998;

                  (3) Additional twenty percent (20%) on January 1, 1999;

                  (4) Additional twenty percent (20%) on January 1, 2000;

                  (5) Additional twenty percent (20%) on January 1, 2001.

         Said vesting shall occur only if Employee is still employed by Employer under the terms of this Agreement on the date said vesting is to occur.

         Employer may consider granting additional stock options and bonuses from time to time during the term, but shall not be obligated to do so.

    13.           Retirement Plan.

          Employer shall be entitled to participate in any retirement plans offered to other employees of Employer such as Employee's participation in Employer's 401K plan and participation in Employer's Stock Option Plan (ESOP). In addition it is acknowledged that Employer and Employee have entered into a separate "Amended and Restated Salary Continuation Agreement" dated October 30, 1996, which provides for gradual vesting of retirement benefits to Employee based on his continued employment with Employer. The Parties to this agreement understand that the participation by Employee in said salary continuation plan does not assure in any way, or guarantee, the continued employment of Employee under this Employment Agreement.

    14.           Printed Material.

         All written, printed, visual or audio materials used by Employee in performing duties for Employer, other than Employee's personal notes and diaries, are and shall remain the property of Employer. Upon termination of employment on any basis, Employee shall return all such materials to Employer.

    15.           Disclosure of Information.

         In the course of employment, Employee may have access to confidential information and trade secrets relating to Employer's business. Except as required in the course of employment by Employer, Employee shall not, without Employer's prior written consent, directly or indirectly disclose to anyone any confidential information relating to Employer or any financial information, trade secrets or "know-how" which is germane to Employer's business and operations. Employee recognizes and acknowledges that any financial information concerning any of Employer's customers, as it may exist from to time, is strictly confidential and is a valuable, special and unique asset of Employer's business. Employee shall not, either before or after termination of this Agreement, disclose to anyone said financial information, or any part thereof, for any reason or purposes whatsoever.

    16.           Prohibited Activities and Investments.

         During the Term of this Agreement, Employee shall not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, principal stockholder (i.e., ten percent or more) or corporate officer, directly, or in any other individual or representative capacity, engage or participate in any banking business competitive with that of Employer.

    17.           Surety Bond.

         Employee agrees to furnish all information and take any other steps necessary to enable Employer to obtain and maintain a fidelity bond conditional on the rendering of a true account by Employee of all moneys, goods, or other property which may come into the custody, charge, or possession of Employee during the Term of Employee's employment. The surety company issuing such bond and the amount of the bond must be acceptable to Employer. All premiums on the bond are to be paid by Employer. If Employee cannot personally qualify for a surety bond at any time during the Term of this Agreement, Employer shall have the option to terminate this Agreement immediately and said termination shall be deemed to be a termination for cause.

    18.           Moral Conduct.

         Employee agrees to conduct himself at all times with due regard to public conventions and morals and to abide by and reflect in his personal actions all of the "core values" adopted by Employer and its subsidiaries from time to time. Employee further agrees not to do or commit any act that will reasonably tend to degrade him or to bring him into public hatred, contempt or ridicule, or that will reasonably tend to shock or offend any community in which Employer engages in business, or to prejudice Employer or the banking industry in general.

    19.           Termination of Agreement.

         (a)      Termination for Cause.

         Employer reserves the right to terminate this Agreement "for cause." Termination for cause shall include termination because of Employee's (i) personal dishonesty, (ii) incompetence, (iii) will-ful misconduct, (iv) breach of fiduciary duty involving personal profit, (v) material breach of any of the terms of this Agreement, (vi) intentional failure to perform assigned duties, (vii) willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or (viii) the willful or permanent breach by Employee of any obligations owed to Employer pursuant to this Agreement. In addition, Employer reserves the right to terminate this Agreement "for cause" in the event that actions are effected by any regulatory agency having jurisdiction to remove or suspend Employee from office, or upon the directive of any such regulatory agency that Employer must remove Employee as its Chief Executive Officer, regardless of whether such directive is given orally or in writing.


         (b)      Statutory Grounds for Termination.

         Employee's employment under this Agreement shall terminate immediately upon the occurrence of any of the following events, which events are described in sections 2920 and 2921 of the California Labor Code:

                  (1) The occurrence of circumstances that make it impossible or impractical for the business of Employer to be continued.

                  (2)  The death of Employee.

                  (3) The loss of Employee of legal capacity. This does not affect Employee's rights under Section 10 of this Agreement.

                  (4)  The loss by Employer of legal capacity to contract.

                  (5) Subject to Section 10 of this Agreement, the continued incapacity on the part of Employee under this Agreement, unless waived by Employer.

         (c)      Termination for Bankruptcy.

         This Agreement may be terminated immediately be either party at the option of either party and without prejudice to any other remedy to which either party may be entitled at law, in equity or under this Agreement if either party:

                  (1) Files a petition in bankruptcy court or is adjudi-cated a bankrupt;

                  (2) Institutes or suffers to be instituted against it or him any procedure in bankruptcy court for reorganization or re-arrangement of his financial affairs;

                  (3) Has a receiver of his assets or property appointed because of insolvency; or

                  (4) Makes a general assignment for the benefit of credi-tors.

         (d)      Automatic Termination in the Event of Acquisition of
                  Employer.

         This Agreement shall automatically terminate upon the consummation of any event by which substantially all of the stock and/or assets of Employer are acquired by a person, a group of persons, a financial institution or other entity.

         At  the  closing  of  such  acquisition,   Employee  shall  receive  an
acquisition payment ("Acquisition Payment") in the amount equal to six (6) month's Base Salary at the then current rate of compensation.

         In the event of any such acquisition of Employer and the consequent automatic termination of this Agreement, no provision contained in this Agreement should be construed to prevent Employee from negotiating a new employment agreement with either Employer or the acquiror of Employer, should the parties desire to do so.

         It is mutually agreed by the parties that the above-referenced Acquisition Payment shall be received by Employee in lieu of any and all claims and/or damages which may be sustained by Employee due to the acquisition of Employer and the termination of Employee's employment and will be accepted by Employee in full satisfaction of all such claims and damages.

    20.           Severance Pay.

         Upon early termination of this Agreement (i) pursuant to Section 19(d) of this Agreement, (ii) by Employee for any reason, (iii) by Employer "for cause" (pursuant to Section 19(a) of this Agreement), or (iv) because of the death, incapacity or disability of Employee, Employee shall not receive any Severance Payment of any sort or any bonus for the calendar year in which termination is effected.

         The parties acknowledge that it would be difficult to determine the damages which Employee would suffer if his employment is terminated by Employer without cause or on statutory grounds. Therefore it is agreed that if this agreement is terminated early by Employer on any basis other than those listed in the first paragraph of this Section 20, then Employee shall be entitled to receive a cash payment ("Severance Payment") in the amount equal to one year's Base Salary at the then current rate of compensation. It is mutually agreed by the parties that the payment of the cash Severance Payment set forth above shall be received by Employee in lieu of any and all claims and/or damages which may be sustained by Employee by reason of his early termination and will be accepted by Employee in full satisfaction of all such claims and damages and as payment in full for all benefits received from Employee's services. The parties understand and agree under no circumstances would Employee be entitled to receive both the Acquisition Payment and the Severance Payment.

    21.           Notices.

         Any notice to Employer required or permitted under this Agreement shall be given in writing to Employer, either by personal service or by certified mail, postage prepaid, addressed to the chairman of the Board of Directors of Employer at its then principal place of business. Any such notice to Employee shall be given in like manner and, if mailed, shall be addressed to Employee at Employee's home address then shown on Employer's files. For the purpose of determining compliance with any time limit in this Agreement, a notice shall be deemed to have been duly given (a) on the date of service, if personally served on the party to whom notice is to be given, or (b) the fifth business day after mailing, if mailed to the party to whom notice is to be given in the manner provided in this Section.

    22.           Nonassignability.

         Neither this Agreement nor any right or interest hereunder shall be assignable by Employee, his beneficiaries or legal representatives without Employer's prior written consent; provided, however, that nothing in this
Section 22 shall preclude (i) Employee from designating a beneficiary to receive any benefit payable hereunder upon his death, or (ii) the executors, administrators, or other legal representatives of Employee or his estate from assigning any rights hereunder to the person or persons entitled thereto.

    23.           No Attachment.

         Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

    24.           Binding Effect.

         This Agreement shall be binding upon, and inure to the benefit of, Employee and Employer and their respective permitted successors and assigns.

    25.           Modification and Waiver.

         (a)      Amendment of Agreement

         This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

         (b)      Waiver.

         No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition for the future or as to any act other than that specifically waived. No delay in exercising any rights shall be construed as a waiver, nor shall a waiver on one occasion operate as a waiver of such right on any future occasion.

    26.           Entire Agreement.

         This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the employment of Employee by Employer. This Agreement contains all of the covenants and agreements between the parties with respect to such employment in any manner whatsoever. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement, statement or promise not contained in this Agreement shall be valid and binding.

    27.           Partial Invalidity.

         If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

    28.           Governing Law.

         This Agreement shall be governed by, and construed in accordance with, the laws of the State of California.

    29.           Injunctive Relief.

         Employer and Employee acknowledge and agree that the services to be performed under this Agreement are of a special, unique, unusual, extraordinary and intellectual character which give them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. Employer and Employee therefore expressly agree that Employer and Employee, in addition to any other rights or remedies which Employer and Employee may possess, shall be entitled to injunctive and other equitable relief to prevent a breach of this Agreement by Employee and Employer.

         30.      Bank Regulatory Agencies.

         The obligations and rights of the parties hereunder are expressly conditioned upon the approval or non-disapproval of (i) this Agreement and/or
(ii) Employee, in the event such approvals are required, by those banking regulatory agencies which have jurisdiction over Employer or any of its subsidiaries.

         31.    Duplicate Originals.

         This  Agreement  may  be  executed   simultaneously   in  one  or  more
counterparts, each of which shall be deemed an original, but all of which together constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the day and year first above written.


                           EMPLOYER:            CAPITAL CORP OF THE WEST

                                                By: __________________________
                                                       Jerry E. Callister
                                                    Chairperson of the Board





                           EMPLOYEE:               ___________________________
                                                        Thomas T. Hawker

CAPITAL CORP of the WEST
CONSOLIDATED STATEMENTS OF INCOME

                                                                                                            Years Ended December 31,
                                                                                  --------------------------------------------------
                                                                                          1996              1995               1994
------------------------------------------------------------------------------------------------------------------------------------
Interest  income:
Interest  and fees on loans                                                       $ 16,302,000      $ 12,969,000       $ 10,795,000
Interest on deposits with other financial  institutions                                127,000              --                 --
Interest on investment  securities held to maturity:
  Taxable                                                                               60,000            34,000            413,000
  Non-taxable                                                                             --                --              272,000
Interest on  investment  securities  available for sale:
  Taxable                                                                            2,409,000         2,185,000          1,066,000
  Non-taxable                                                                          246,000           327,000               --
  Interest on federal funds sold                                                       207,000           358,000            261,000
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                               19,351,000        15,873,000         12,807,000
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Deposits:
Negotiable  orders of withdrawal                                                       268,000           239,000            237,000
 Savings                                                                             4,350,000         4,213,000          2,298,000
Time, under $100,000                                                                 1,808,000           950,000          1,040,000
Time,  $100,000 and over                                                               359.000           304,000            272,000
------------------------------------------------------------------------------------------------------------------------------------
Total  interest  on deposits                                                         6,785,000         5,706,000          3,847,000
------------------------------------------------------------------------------------------------------------------------------------
Other                                                                                   80,000            11,000              3,000
------------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                             6,865,000         5,717,000          3,850,000
------------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                                12,486,000        10,156,000          8,957,000
------------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                            1,513,000           228,000               --
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
for loan losses                                                                     10,973,000         9,928,000          8,957,000
------------------------------------------------------------------------------------------------------------------------------------
Other income (loss):
 Service charges on
deposit  accounts                                                                    1,274,000           920,000            900,000
  Income  from real estate held for sale or
development                                                                            508,000            88,000             14,000
 Provision for loss on real estate held for sale or
development                                                                               --          (2,881,000)          (798,000)
Gain on sale of premises and equipment                                                    --                --              277,000
Other                                                                                1,153,000           649,000            412,000
------------------------------------------------------------------------------------------------------------------------------------
Total  other  income  (loss)                                                         2,935,000        (1,224,000)           805,000
------------------------------------------------------------------------------------------------------------------------------------
Other expenses:
 Salaries  and  related  benefits                                                    5,283,000         4,161,000          3,540,000
 Premises  and occupancy                                                               835,000           612,000            587,000
 Equipment                                                                           1,022,000           789,000            534,000
Bank assessments                                                                        48,000           183,000            394,000
  Professional  fees                                                                   755,000           404,000            299,000
Supplies                                                                               292,000           234,000            124,000
  Marketing                                                                            370,000           212,000            250,000
 Other                                                                               2,131,000         1,551,000          1,195,000
------------------------------------------------------------------------------------------------------------------------------------
 Total other  expenses                                                              10,736,000         8,146,000          6,923,000
------------------------------------------------------------------------------------------------------------------------------------
 Income before  income taxes                                                         3,172,000           558,000          2,839,000
  Provision for income taxes                                                         1,163,000           223,000          1,103,000
------------------------------------------------------------------------------------------------------------------------------------
 Net income                                                                       $  2,009,000      $    335,000       $  1,736,000
------------------------------------------------------------------------------------------------------------------------------------
Net income per share                                                              $       1.27      $        .24       $       1.24
====================================================================================================================================

See accompanying notes to Consolidated Financial Statements.


CAPITAL CORP of the WEST
CONSOLIDATED BALANCE SHEETS
                                                                                                           December 31,
                                                                                                    1996                     1995
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and noninterest-bearing deposits in other  banks                                         $  12,982,000            $  18,967,000
Federal funds sold                                                                                3,735,000                     --
Time deposits at other financial institutions                                                     3,101,000                     --
Investment securities available for sale at fair value                                           43,378,000               45,302,000
Mortgage loans held for sale                                                                        880,000                  501,000
Loans, net                                                                                      180,455,000              132,035,000
Interest receivable                                                                               1,879,000                1,860,000
Premises and equipment, net                                                                       6,266,000                4,138,000
Other assets                                                                                     13,313,000                6,230,000
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  $ 265,989,000            $ 209,033,000
====================================================================================================================================
Liabilities
Deposits:
Noninterest-bearing demand                                                                    $  39,157,000            $  39,726,000
Negotiable orders of withdrawal                                                                  34,303,000               29,019,000
Savings                                                                                         111,285,000               95,537,000
Time, under $100,000                                                                             46,990,000               21,917,000
Time, $100,000  and  over                                                                         6,610,000                6,402,000
------------------------------------------------------------------------------------------------------------------------------------
     Total  deposits                                                                            238,345,000              192,601,000
------------------------------------------------------------------------------------------------------------------------------------
Accrued interest, taxes and other liabilities                                                     6,670,000                1,339,000
------------------------------------------------------------------------------------------------------------------------------------
Total  liabilities                                                                              245,015,000              193,940,000
------------------------------------------------------------------------------------------------------------------------------------
Shareholders'  equity
Preferred stock, no par value; 10,000,000 shares authorized;
  none outstanding                                                                                     --                       --
Common stock, no par value; 20,000,000 shares authorized;
1,734,474 and 1,334,956 shares issued and outstanding                                            15,321,000                9,870,000
Retained earnings                                                                                 5,722,000                4,911,000
Investment securities  unrealized  (losses)  gains,  net                                            (69,000)                 312,000
------------------------------------------------------------------------------------------------------------------------------------
Total  shareholders' equity                                                                      20,974,000               15,093,000
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                    $ 265,989,000            $ 209,033,000
====================================================================================================================================

See accompanying notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF
SHAREHOLDERS'  EQUITY                                     Common  Stock
                                                       -----------------------------------------------------------------------------
                                                            Number                             Unrealized
                                                            of                            Retained  Securities Gains
                                                            Shares         Amount         Earnings       (Losses), net      Total
------------------------------------------------------------------------------------------------------------------------------------
Balances - December 31, 1993                                1,002,360   $  5,477,000   $  7,156,000    $       --      $ 12,633,000
====================================================================================================================================
15% stock dividend, including payment
  for fractional shares                                       149,966      1,875,000      1,880,000)           --            (5,000)
Exercise of stock  options                                      7,560         73,000           --              --            73,000
Investment securities  unrealized  losses,
  net of tax  effect of $227,000                                 --             --             --          (355,000)       (355,000)
Net  income                                                      --             --        1,736,000            --         1,736,000
------------------------------------------------------------------------------------------------------------------------------------
Balances - December 31, 1994                                1,159,886      7,425,000      7,012,000        (355,000)     14,082,000
====================================================================================================================================
15% stock dividend, including payment
  for fractional shares                                       173,570      2,430,000     (2,436,000)           --            (6,000)
Exercise of stock options                                       1,500         15,000           --              --            15,000
Net change in fair value of investment
 securities, net of tax effect of $427,000                       --             --             --           667,000         667,000
Net income                                                       --             --          335,000            --           335,000
------------------------------------------------------------------------------------------------------------------------------------
Balances - December 31, 1995                                1,334,956      9,870,000      4,911,000         312,000      15,093,000
====================================================================================================================================
5% stock dividend and $.05 per share cash dividend,
 including  payment  for  fractional  shares                   82,384      1,112,000     (1,198,000)           --           (86,000)
Exercise of stock options                                      20,739        208,000           --              --           208,000
Issuance of shares pursuant to 401K & ESOP plans               11,817        162,000           --              --           162,000
Acquisition of Town & Country Finance & Thrift                284,578      3,969,000           --              --         3,969,000
Change in fair value of investment
 securities, net of tax effect of ($247,000)                     --             --             --          (381,000)       (381,000)
Net Income                                                       --             --        2,009,000            --         2,009,000
------------------------------------------------------------------------------------------------------------------------------------
Balances - December 31, 1996                                1,734,474   $ 15,321,000   $  5,722,000    $    (69,000)   $ 20,974,000
====================================================================================================================================

See accompanying notes to Consolidated Financial Statements.

CAPITAL CORP of the WEST
CONSOLIDATED STATEMENTS
OF CASH FLOWS
                                                                                                 Years Ended December 31,
                                                                               -----------------------------------------------------
                                                                                     1996                1995                1994
------------------------------------------------------------------------------------------------------------------------------------
Operating  activities:
Net income                                                                     $  2,009,000        $    335,000        $  1,736,000
Adjustments to reconcile  net income to net cash (used)
      provided by  operating  activities:
Provision for loan losses                                                         1,513,000             228,000                --
Depreciation,  amortization  and accretion, net                                   1,023,000             860,000             707,000
Provision for deferred income taxes                                                (327,000)         (1,191,000)           (235,000)
Gain on sale of premises and equipment                                                 --                  --              (277,000)
Gain on sale of real estate held for sale                                          (348,000)               --                  --
Net increase in interest receivable
      and other assets                                                           (5,044,000)         (3,164,000)         (1,015,000)
Net decrease (increase) in mortgage loans held for sale                            (376,000)          2,241,000          (1,583,000)
Net increase in deferred loan fees                                                   54,000              31,000              63,000
Net increase (decrease) in accrued interest payable and
      other liabilities                                                           1,330,000             499,000             (82,000)
Provision for loss on real estate held for
  sale or development                                                                  --             2,881,000             798,000
Net cash  (used)  provided  by  operating  activities                              (166,000)          2,720,000             112,000
Investing  activities:
Investment  security  purchases                                                 (26,993,000)        (26,622,000)        (23,494,000)
Proceeds  from  maturities  of  investment  securities                           17,599,000          15,022,000           9,578,000
Proceeds from sales of investment  securities                                    14,590,000           3,012,000                --
Proceeds from sales of commercial and real estate loans                           3,230,000           1,037,000           1,691,000
Net increase in loans                                                           (35,017,000)        (21,379,000)         (8,345,000)
Purchases of premises and equipment                                              (2,768,000)         (1,719,000)         (1,501,000)
Proceeds  from sales of premises and  equipment                                       9,000              71,000             739,000
Construction of real estate held for sale
  or development                                                                   (417,000)           (622,000)           (916,000)
Proceeds from sale of real estate held for sale
 or development                                                                     765,000           1,547,000           1,346,000
Purchase  of  subsidiary                                                           (183,000)               --                  --
------------------------------------------------------------------------------------------------------------------------------------
Net  cash  used  by  investing activities                                       (29,185,000)        (29,653,000)        (20,902,000)
------------------------------------------------------------------------------------------------------------------------------------
Financing  activities:
Net increase in demand, NOW and savings deposits                                 13,812,000          26,004,000          30,351,000
Net increase (decrease) in certificates of deposit                                9,109,000           3,397,000          (8,882,000)
Net increase in other borrowings                                                  3,896,000                --               107,000
Issued shares for benefit plan purchases                                            162,000                --                  --
Exercise of stock options                                                           208,000              15,000              73,000
Fractional  shares from stock  dividends                                            (86,000)             (6,000)             (5,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash  provided by financing  activities                                      27,101,000          29,410,000          21,644,000
------------------------------------------------------------------------------------------------------------------------------------
Net(decrease) increase in cash and cash equivalents                              (2,250,000)          2,477,000             854,000
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                   18,967,000          16,490,000          15,636,000
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                       $ 16,717,000        $ 18,967,000          16,490,000
====================================================================================================================================

See accompanying  notes to Consolidated Financial Statements

CAPITAL CORP of the WEST


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31,
1996, 1995, 1994

NOTE 1. Summary of Significant  Accounting Policies Principles of Consolidation:
The consolidated financial statements of Capital Corp of the West (the "Company") include its subsidiaries, County Bank (the "Bank"), Town & Country Finance and Thrift (the "Thrift") and Capital West Group. Effective June 28, 1996, the Company consummated the purchase of the Thrift. The transaction resulted in 284,578 shares of stock being issued and $1,493,000 being disbursed to the shareholders of the Thrift. The total purchase price was $5,823,000. The Thrift is licensed by the California Department of Corporations as an industrial loan company, also known as a thrift and loan company. The purchase was accounted for under the purchase method of accounting. All of the Thrift's operations since June 28, 1996 have been included in these consolidated financial statements.

A summary of the net assets acquired is set forth in the following table:

Assets  Acquired:
Cash & cash  equivalents                                             $ 1,310,000
Time deposits at other financial  institutions                         6,554,000
Loans,  net                                                           18,203,000
Interest  receivable                                                      60,000
Premises and equipment                                                   212,000
Other assets                                                             114,000
Total assets acquired                                                $26,453,000
--------------------------------------------------------------------------------
Liabilities Assumed:
Deposits                                                             $22,823,000
Other liabilities                                                        105,000
Total liabilities  assumed                                            22,928,000
 Net Assets Acquired                                                 $ 3,525,000
--------------------------------------------------------------------------------


   The total purchase price was allocated to the tangible and identifiable intangible assets and liabilities of the Thrift based on their respective fair values and the remainder was allocated to goodwill. The following adjustments were made to allocate the purchase price of the Thrift: equity of the Thrift $3,525,000; fair value adjustments to loans ($185,000); core deposit intangible $460,000; and goodwill $2,023,000. The fair value adjustments are amortized against (accreted to) net income as follows: fair value adjustment to loans: 3 years; core deposit intangible: 10 years; goodwill: 18 years. The amortization of goodwill will be evaluated periodically in accordance with Statement of Financial Accounting Standards No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

   In April of 1996, the Company formed a new subsidiary that engages in financial institution advisory services, Capital West Group. The Bank has two wholly owned subsidiaries, Merced Area Investment and Development, Inc. ("MAID") and another inactive subsidiary. All references herein to the Company include the Bank, the Thrift, Capital West Group and the Bank's subsidiaries unless the context otherwise requires. All significant intercompany accounts and transactions have been eliminated in preparing these consolidated financial statements.

   The consolidated financial statements are prepared in accordance with generally accepted accounting principles and prevailing practices in the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements.


Cash and Cash Equivalents: The Company maintains deposit balances with various banks which are necessary for check collection and account activity charges. Cash in excess of immediate requirements is invested in federal funds sold or other short term investments. Generally, federal funds are sold for periods from one to thirty days. Cash, noninterest-bearing deposits in other banks and federal funds sold are considered to be cash and cash equivalents for the purposes of the consolidated statements of cash flows. At December 31, 1996, the Company's average cash reserve balances as required by the Federal Reserve Bank were approximately $2,190,000. The Company maintained sufficient balances of vault cash to satisfy its reserve requirements.

Investment  Securities:  Investment  securities  at  December 3 1, 1996 and 1995 consist of U.S. Treasury and U.S. Government agency obligations, municipal securities and mortgage-backed securities. At the time of purchase of a security, the Company designates the security as held-to-maturity or as available-for-sale, based on its investment objectives, operational needs and intent. The Company does not purchase securities with the intent of actively trading them. Held-to-maturity securities are recorded at amortized cost, adjusted for amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect, and are reported as a separate component of stockholders' equity until realized.

   A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary, results in a charge to earnings and the corresponding establishment of a new cost basis for the security. No such declines have occurred.

   Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method which approximates the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for deter-mining the cost of securities sold.

Mortgage Loans Held for Sale: Real estate mortgage loans held for sale are carried at the lower of cost or market at the balance sheet date or the date on which investors have committed to purchase such loans.

Loans: Loans are carried at the principal amount outstanding, net of deferred origination fees, less an allowance for loan losses. During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures (SFAS 114). Under SFAS 114, an impaired loan is measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. SFAS 114 does not apply to large groups of small balance homogenous loans that are collec-tively evaluated for impairment.

   The recognition of interest income on a loan is discontinued, and previously accrued interest is reversed, when interest or principal payments become 90 days past due, unless the outstanding principal and interest is adequately secured and, in the opinion of management, remains collectible. Interest is subsequently recognized only as received until the loan is returned to accrual status. Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and are amortized into interest income over the loan term using a method which approximates the interest method.

Allowance for Loan Losses: The allowance for loan losses represents management's recognition of the risks assumed when extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at the level considered to be adequate for potential loan

                            CAPITAL CORP of the WEST

losses based on management's assessment of various factors affecting the loan portfolio, which include a review of problem loans, business conditions and an overall evaluation of the quality of the portfolio. The allowance is increased by provisions for loan losses charged to operations and reduced by loans charged to the allowance, net of recoveries. The allowance for loan losses is a subjective estimation and may be adjusted in the future depending on economic conditions. Also regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of an examination.

Loan Servicing Income: The Company services both the sold and retained portions of United States Small Business Administration (SBA) loans and a portfolio of mortgage loans. Servicing income is realized through the retention of an ongoing rate differential between the rate paid by the borrower to the Company and the rate paid by the Company to the investor in the loan.

Premises  and  Equipment:   Premises  and  equipment  are  stated  at  cost  and
depreciated on the straight-line method over the estimated useful lives of the assets as follows:

            Buildings - 35 years   Leasehold  improvements - term of lease
                    Furniture and equipment - 3 to 15 years

Real Estate Held for Sale or Development: Real estate held for sale or development is recorded at the lower of cost or net realizable value.

   Revenue recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. Under certain circumstances, revenue recognition may be deferred until these criteria are met.

Other Real Estate: In accordance with the provisions of the Statement of Financial Account Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, other real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated costs to sell at the date of foreclosure. Fair value of other real estate is determined based on an appraisal of the property. Credit losses arising from the acquisition of such properties are charged against the allowance for possible loan losses. Any subsequent costs or losses are charged against income when incurred.

Investment Tax Credits: The Company has investments in limited partnerships in low income affordable housing which provides the investor affordable housing income tax credits. As an investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and income tax credits. These income tax credits are earned over a 10-year period as a result of the investment meeting certain criteria and are subject to recapture over a 15-year period. The expected benefit resulting from the affordable housing income tax credits is recognized in the period in which the tax benefit is recognized in the Company's consolidated tax returns. These investments are accounted for using the cost method. These investments are evaluated at each reporting period for impairment. The Bank had investments in these partnerships of $2,700,000 and $1,701,000 as of December 31, 1996 and 1995 respectively.

Deferred compensation: The Company has purchased single premium universal life insurance policies in conjunction with implementation of salary continuation plans for certain members of management and the Board of Directors. The Company is the owner and beneficiary of these plans. The cash surrender value of the insurance policies is recorded in other assets in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-4, Accounting For Purchases of Life Insurance. Income from the policy is recorded in other income and the load, mortality and surrender charges have been recorded in other expenses. The accrued liability is recorded to reflect the present value of the expected retirement benefits. The balance of these life insurance policies was $3,134,000 and $1,290,000 as of December 31, 1996 and 1995 respectively.

Income Taxes: The Company files a consolidated federal income tax return and a combined state franchise tax return. The provision for income taxes includes federal income and state franchise taxes. Income tax expense is allocated to each entity of the Company based upon the analyses of the tax consequences of each company on a stand alone basis.

   The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Option Plan: Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Per Share Information: Per share information is based on the weighted average number of shares of common stock outstanding during the periods presented after giving retroactive effect to stock dividends.

NOTE 2:  Investment  Securities

The carrying value and estimated fair value for each category of investment securities at December 31 are as follows:

                                                                                  Gross                   Gross            Estimated
           1996                                           Amortized cost      unrealized  gains      unrealized  losses   fair value
------------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:
 U.S. Treasury & U.S. government
 agencies  & corporations                                    $38,653,000         $   190,000         $   381,000         $38,462,000
------------------------------------------------------------------------------------------------------------------------------------
State &  political subdivisions                                4,196,000             100,000              25,000           4,271,000
  Total debt securities                                       42,849,000             290,000             406,000          42,733,000
Equity  securities                                               645,000                --                  --               645,000
------------------------------------------------------------------------------------------------------------------------------------
Total Investment  Securities                                 $43,494,000         $   290,000         $   406,000         $43,378,000
====================================================================================================================================
          1995
------------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:
 U.S.  Treasury & U.S. government
 agencies &  corporations                                    $40,055,000         $   437,000         $    39,000         $40,453,000
------------------------------------------------------------------------------------------------------------------------------------
States &  political  subdivisions                              4,183,000             133,000              19,000           4,297,000
  Total debt securities                                       44,238,000             570,000              58,000          44,750,000
Equity  securities                                               552,000                --                  --               552,000
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                  $44,790,000         $   570,000         $    58,000         $45,302,000
====================================================================================================================================

                                                                 13

                            CAPITAL CORP of the WEST

   The change in the net unrealized holding gain on available for sale securities during 1996 was $628,000. At December 31, 1996 and 1995, investment securities with carrying values of approximately $16,678,000 and $18,157,000, respectively, were pledged as collateral for deposits of public funds and government deposits and for the Bank's use of the Federal Reserve Bank's discount window and Federal Home Loan Bank line of credit. The Bank is a member of the Federal Home Loan Bank and has purchased $645,000 and $552,000 of Federal Home Loan Bank stock as of December 31, 1996 and 1995 respectively.

   For the years ended December 31, 1996 and 1995, the proceeds from the sale of securities were $14,590,000 and $3,012,000, respectively. There were no securities sold in 1994. The Bank recognized net gains or losses on the sale of investment securities of approximately $11,000 in gains in 1996 and $3,000 in losses in 1995, respectively.

   The carrying and estimated fair values of debt securities at December 31, 1996 by contractual maturity, are shown on the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment notice.

                                                                      Estimated
               1996                                 Amortized Cost    Fair Value
--------------------------------------------------------------------------------
Available-for-Sale  Debt Securities:
Due in one year or less                              $   981,000     $   996,000
Due  after one year through five years                 8,894,000       8,922,000
Due after five years through ten years                 7,849,000       7,774,000
Due after ten years                                    4,400,000       4,290,000
Mortgage-backed securities                            20,725,000      20,751,000
--------------------------------------------------------------------------------
Total Debt securities                                $42,849,000     $42,733,000
================================================================================

NOTE 3: Loans

Loans  outstanding  at  December  31 consist of the  following:

                                                         1996           1995
--------------------------------------------------------------------------------
Commercial,  financial and  agricultural           $ 71,786,000     $ 65,563,000
Real Estate:
Mortgage                                             57,098,000       42,128,000
Construction                                         13,923,000       12,006,000
Consumer Loans                                       40,440,000       14,039,000
--------------------------------------------------------------------------------
                                                    183,247,000      133,736,000
Less allowance for loan losses                        2,792,000        1,701,000
--------------------------------------------------------------------------------
                                                   $180,455,000     $132,035,000
================================================================================

   These loans are net of deferred loan fees of $765,000 in 1996 and $708,000 in 1995. The amount of nonaccrual loans at December 31, 1996 is $4,968,000 ($4,626,000 at December 31, 1995). Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due. As of December 31, 1996, the Company had outstanding balances of $7,020,000 in impaired loans which had specific allowances for possible loss of $1,827,000. The average outstanding balance of impaired loans for the year ended December 31, 1996 was approximately $6,248,000. Of these impaired loans, $5,090,000 are loans that have been restructured. This compares with $4,326,000 in impaired loans which had specific allowances for possible loss of $605,000 and an average outstanding balance for the year ending December 31, 1995 of $2,165,000. Foregone interest on nonaccrual loans was approximately $497,000 and $25,000 for the years ending December 31, 1996 and 1995 respectively.

Following is a summary of changes in the allowance for loan losses during the years ended December 31:

                                         1996            1995           1994
--------------------------------------------------------------------------------
Balance -  beginning  of year         $ 1,701,000    $ 1,621,000    $ 1,747,000
Due to  acquisition  of Thrift            148,000           --             --
Losses  charged to the allowance         (658,000)      (223,000)      (248,000)
Recoveries of amounts charged off          88,000         75,000        122,000
Provision charged to operations         1,513,000        228,000           --
--------------------------------------------------------------------------------
Balance - end of year                 $ 2,792,000    $ 1,701,000    $ 1,621,000
================================================================================

   In the ordinary course of business, the Company has made loans to certain directors and officers and their related businesses. In management's opinion, these loans were granted on substantially the same terms, including interest rates and collateral, as those prevailing on comparable transactions with unrelated parties, and do not involve more than the normal risk of collectibility. These loans are summarized below:


                                                      1996               1995
--------------------------------------------------------------------------------
Balance - beginning of year                        $ 675,000          $ 497,000
Loan advances and renewals                           511,000            633,000
Loans matured or collected                          (613,000)          (455,000)
--------------------------------------------------------------------------------
Balance - end of year                              $ 573,000          $ 675,000
================================================================================


NOTE 4. Premises and Equipment Premises and equipment consists of the following at December 31:


                                                       1996           1995
--------------------------------------------------------------------------------
Land                                                $ 1,139,000      $   955,000
Buildings                                             2,979,000        1,744,000
Leasehold improvements                                  887,000          725,000
Furniture and equipment                               6,363,000        4,505,000
--------------------------------------------------------------------------------
                                                     11,368,000        7,929,000
Less  accumulated  depreciation  and
amortization                                          5,102,000        3,791,000
--------------------------------------------------------------------------------
                                                    $ 6,266,000      $ 4,138,000
================================================================================

                            CAPITAL CORP of the WEST

   Included in the totals on the previous page for December 31, 1996 is construction in progress for the new branch and administrative facilities in downtown Merced and the branch under construction in Turlock totaling $1,428,000.

NOTE 5: Real Estate  Operations

   As of December 31, 1996, MAID held two real estate projects, including improved and unimproved land. Based on the general state of the local real estate climate, the Bank reduced its carrying value of its remaining projects to zero as of December 31, 1995. Total real estate write downs were $2,881,000 in 1995 and $798,000 in 1994.

  Summarized below is condensed financial information of MAID:

Condensed                                                      December 31,
Balance Sheets                                            1996           1995
--------------------------------------------------------------------------------
Assets:
Cash on deposit with the Bank                         $  481,000      $1,359,000
Notes  receivable and other                              103,000            --
--------------------------------------------------------------------------------
                                                      $  584,000      $1,359,000
Liabilities and Shareholder's equity:
Accounts payable and other                            $  298,000      $  296,000
  Shareholder's  equity                                  286,000       1,063,000
--------------------------------------------------------------------------------
                                                      $  584,000      $1,359,000
================================================================================

Condensed  Statement                                        December  31,
of Operations                                      1996                 1995
--------------------------------------------------------------------------------
Revenues                                       $   812,000          $ 1,643,000
Expenses                                           287,000            4,437,000
--------------------------------------------------------------------------------
                                                   505,000           (2,794,000)
Other,  net                                        (81,000)              94,000)
Income  (loss)  before
income  taxes                                  $   424,000          $(2,888,000)
================================================================================

NOTE 6. Income Taxes

The provision for income taxes for the years ended December 31 is comprised of the following:

1996                            Federal             State               Total
--------------------------------------------------------------------------------
Current                       $ 1,049,000        $   441,000        $ 1,490,000
Deferred                         (283,000)           (44,000)          (327,000)
--------------------------------------------------------------------------------
                              $   766,000        $   397,000        $ 1,163,000

1995
--------------------------------------------------------------------------------
Current                       $ 1,020,000        $   394,000        $ 1,414,000
Deferred                         (860,000)          (331,000)        (1,191,000)
--------------------------------------------------------------------------------
                              $   160,000        $    63,000        $   223,000

1994
--------------------------------------------------------------------------------
Current                       $   972,000        $   366,000        $ 1,338,000
Deferred                         (204,000)           (31,000)          (235,000)
--------------------------------------------------------------------------------
                              $   768,000        $   335,000        $ 1,103,000
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 consists of the following:

                                                       1996             1995
--------------------------------------------------------------------------------
Deferred tax assets:
State  franchise tax                               $   162,000      $   115,000
Real estate subsidiary                               1,822,000        2,176,000
Allowance  for  loan  losses                           804,000          535,000
Investment securities unrealized losses                 47,000             --
Nonaccrual interest                                    335,000             --
Other                                                  134,000          183,000
--------------------------------------------------------------------------------
Total gross deferred tax assets                      3,301,000        3,009,000
Less valuation  allowance                             (170,000)        (170,000)
--------------------------------------------------------------------------------
Deferred tax assets                                $ 3,134,000      $ 2,839,000
================================================================================
Deferred  tax  liabilities:
Fixed  assets                                      $   127,000      $    58,000
State franchise  taxes                                  61,000          187,000
Deferred  loan  fees                                      --             65,000
Investment securities unrealized gain                     --            200,000
Other                                                   79,000           36,000
--------------------------------------------------------------------------------
Total gross deferred tax liabilities                   267,000          546,000
--------------------------------------------------------------------------------
Net deferred tax assets                            $ 2,867,000      $ 2,293,000
================================================================================

 A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that the valuation allowance is sufficient to cover that portion that will not be fully realized.


  A  reconciliation  of the provision for income taxes to the statutory  federal income  tax rate  follows:
                                                            1996     1995     1994
--------------------------------------------------------------------------------------
Statutory federal  income tax rate                          34.0%    34.0%    34.0%
State franchise  tax, net of federal income tax benefit      8.3      7.5      7.7
Tax-exempt  interest  income, net                           (2.7)   (17.7)    (3.0)
Housing tax credits                                          (.7)     --       --
Other                                                       (2.2)     3.5       .1
Increase in valuation allowance for deferred tax assets      --      12.6      --
--------------------------------------------------------------------------------------
Effective  income tax rate                                  36.7%    39.9%    38.8%
======================================================================================

                                       15

                            CAPITAL CORP of the WEST

NOTE 7: Lines of Credit

At  December  31,  1996,  the  Company  has  available   lines  of  credit  with
correspondent banks and the Federal Reserve Bank aggregating approximately $7,623,000 of which $105,000 were outstanding.

NOTE 8.  Regulatory  Matters

   The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below).

   First, a bank must meet a minimum Tier I (as defined in the regulations) capital ratio ranging from 3% to 5% based upon the bank's CAMEL (capital adequacy, asset quality, management, earnings and liquidity) rating.

   Second, a bank must meet minimum total risk-based capital to risk-weighted assets ratio of 8%. Risk-based capital and asset guidelines vary from Tier I capital guidelines by redefining the components of capital, categorizing assets into different risk classes, and including certain off-balance sheet items in the calculation of the capital ratio. The effect of the risk-based capital guidelines is that banks with high exposure will be required to raise additional capital while institutions with low risk exposure could, with the concurrence of regulatory authorities, be permitted to operate with lower capital ratios. In addition, a bank must meet minimum Tier I capital to average assets ratio of 4%.

   Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 1996, the most recent notification, the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as meeting the ratio test for a well capitalized bank under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution's classification.

   The Company's and Bank's actual capital amounts and ratios as of December 31, 1996 are as follows:

                                                                                                         To Be Well Capitalized
                                                                                For Capital              Under Prompt Corrective
                                                            Actual           Adequacy Purposes:             Action Provisions:
------------------------------------------------------------------------------------------------------------------------------------
Consolidated:                                        Amount      Ratio      Amount         Ratio         Amount         Ratio
                                                                         (less than      (less than     (less than     (less than
                                                                         or equal to)    (or equal to)(or equal to)   (or equal to)
------------------------------------------------------------------------------------------------------------------------------------
As of December  31, 1996
Total  capital (to risk  weighted  assets)         $23,670,000    11.2%   $16,914,000       8.0%      $21,142,000        10.0%
Tier I capital (to risk weighted assets)            21,043,000     9.6    $ 8,407,000       4.0       $12,686,000         6.0
Tier  I  capital  (to average assets)               21,043,000     8.2    $10,293,000       4.0       $12,868,000         5.0
------------------------------------------------------------------------------------------------------------------------------------
The Bank:
As of December 31, 1996
Total  capital (to risk weighted assets)            19,007,000    10.2    $14,965,000       8.0       $18,707,000        10.0
Tier I capital  (to  risk  weighted assets)         16,667,000     8.9    $ 7,483,000       4.0       $11,224,000         6.0
Tier I capital (to  average  assets)               $16,667,000     7.3%   $ 9,150,000       4.0%      $11,438,000         5.0%
====================================================================================================================================


NOTE 9. Commitments and Financial Instruments With Off-Balance Sheet Credit Risk

   At December 31, 1996, the Company has operating lease rental commitments for remaining terms of one to ten years. The Company has options to renew one of its leases for a period of 15 years. The minimum future commitments under noncancellable lease agreements having terms in excess of one year at December 31, 1996 aggregates approximately $2,469,000 as follows:

1997: $451,000 1998: $427,000 1999: $385,000 2000: $323,000 2001: $171,000
Thereafter: $712,000 = $2,469,000

   Rent expense was approximately $391,000, $272,000, and $248,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Effective July 15, 1995 the Company entered into an agreement to relocate its existing administrative office and an existing branch in downtown Merced to a new facility in downtown Merced. Construction began in the summer of 1996 and is expected to be complete in late summer of 1997. The estimated construction cost of the new 29,000 square foot facility including a parking structure is estimated at approximately $4.7 million. In conjunction with the construction of the facility, the Merced Redevelopment Agency has provided the Bank with an interest-free loan in the amount of $3.0 million. The loan matures on August 31, 1997. It is anticipated that upon completion of the facility, a permanent mortgage loan will be obtained from an unaffiliated lender.

   In addition, the Company has a loan with an unaffiliated lender with an outstanding balance of $791,000 as of December 31, 1996. The loan matures in July of 1998. The loan was related to the cash portion of the purchase of the Thrift.

   At December 31, 1996 the aggregate maturities for time deposits in excess of one year are as follows:

1997: $10,263,000 1998: $863,000 1999: $417,000 2000: --- 2001: ----
= $11,543,000

   In the ordinary course of business, the Company enters into various types of transactions which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letters of credit and are not reflected in the accompanying balance sheet. These transactions may involve, to varying degrees, credit and interest risk in excess of the amount, if any, recognized in the balance sheet.

   The Company's off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Company applies the same credit standards to these contracts as it uses in its lending process. Additionally, commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans (see note 10).

                December  31,                           1996           1995
--------------------------------------------------------------------------------
Financial instruments  whose  contractual
  amount  represents risk:
Commitments to extend credit                         $46,159,000     $28,321,000
Standby letters of credit                              3,231,000      2,465,000
================================================================================

   Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated. Although currently subject to drawdown, many of these commitments are expected to expire or terminate without funding. Therefore, the total commitment amounts do not necessarily represent future cash requirements.
Collateral held relating to these commitments varies, but may include securities, equipment, inventory and real estate.

   Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the customer to a third party.

                            CAPITAL CORP of the WEST

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held for standby letters of credit is based on an individual evaluation of each customer's credit worthiness, but may include cash, equipment, inventory and securities.

NOTE 10. Concentrations of Credit Risk

   The Bank's business activity is with customers located primarily within Merced and Stanislaus and Tuolomne counties. The Bank specializes in real estate, real estate construction, commercial and dairy lending. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to repay loans is dependent upon economic factors affecting residential real estate, construction, dairy, agribusiness and consumer goods retailing. Generally, loans are secured by various forms of collateral. The Bank's loan policy requires sufficient collateral be secured as necessary to meet the Bank's relative risk criteria for each borrower. The Bank's collateral consists primarily of real estate, dairy cattle, accounts receivable, inventory, equipment and marketable securities. A small portion of the Bank's loans are not supported by specific collateral but rather by the general financial strength of the borrower.

   The Thrift's business activity is with customers located primarily within Stanislaus, Fresno and Tulare counties. The Thrift specializes in direct consumer loans and the purchase of financing contracts principally from automobile dealerships and furniture stores. Generally, loans are secured by various forms of collateral. The Thrift's collateral consists primarily of automobiles and flooring inventory. A small portion of the Thrift's loans are not supported by specific collateral but rather by the general financial strength of the borrower. In addition the contracts are purchased from the dealers with recourse to the dealer and dealer reserves are established for each borrower.

   Although the slowdown in the real estate market has been a factor in the local economy for the last several years and has played a role in reducing economic growth in California, it is management's opinion that the underlying strength and diversity of the Central Valley's economy should mitigate a severe deterioration in the borrowers' ability to repay their obligations to the Company.

NOTE 11.  Employee  Benefit  Plans

   The Company has a noncontributory employee stock ownership plan ("ESOP") and an employee savings plan covering substantially all employees. During 1996, 1995, and 1994, the Company contributed approximately $114,000, $100,000, and $101,000, respectively, to the ESOP and $38,000, $27,000, and $30,000, respectively,  to the employee  savings plan.

   Under provisions of the ESOP, the Company can make discretionary contributions to be allocated based on eligible individual annual compensation, as approved by the Board of Directors. Contributions to the ESOP are recognized as compensation expense. For the years December 31, 1996, 1995, and 1994, the ESOP owned 106,247, 95,263, and 86,899 shares, respectively. ESOP shares are included in the weighted average number of shares outstanding for earnings per share computations.

   The employee savings plan allowed participating employees to contribute up to $9,500 in 1996. The Company will match 25% of the employees' elective contribution, as defined, not to exceed 6% of eligible annual compensation.

NOTE 12.  Stock  Option Plan

During 1992, shareholders approved the adoption of an incentive stock option plan for bank management and a nonstatutory stock option plan for directors. The maximum number of shares issuable under the plans was 126,000. Options are available for grant under the plans at prices that approximate fair market value at the date of grant. Options granted under both plans become exercisable 25% at the time of grant and 25% each year thereafter and expire 10 years from the date of grant. In 1995, shareholders approved an amendment to the stock option plans increasing the number of authorized but unissued shares available for future grant of the Company's common stock.

                       Shares Available For Grant      Options Outstanding      Exercise Price per Share
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1994               21,122               130,708                 $ 8.10-$14.13
Additional  shares added to plan        148,170
Options  granted                        (29,000)               29,000                 $12.25-$13.50
Options  exercised                         --                  (1,500)                       $ 9.90
Stock dividend  declared                 24,494                20,506                        --
----------------------------------------------------------------------------------------------------------
Balance,  December 31, 1995             163,886               179,614                 $ 8.10-$13.86
Options granted                         (29,500)               29,500                 $12.63-$14.00
Options exercised                          --                 (20,739)                $ 9.90-$12.25
Stock dividend declared                   6,844                 9,294                       --
----------------------------------------------------------------------------------------------------------
Balance,  December 31, 1996             141,230               197,669                 $ 8.10-$14.00
==========================================================================================================

   At December 31, 1996, options for 156,310 shares were exercisable at prices varying from $8.10 to $14.00 per share. The exercise price per share has been adjusted for stock dividends in periods in which the exercise price exceeded the then current fair market value.

   The per share weighted-average fair value of stock options granted during 1996 and 1995 was $8.59 and $5.24 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1995-1996
- an expected dividend yield of 0%; a risk-free interest rate of 5.48% and 6.31% respectively; and an expected life of 7 years.


   The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                           1996           1995                           1996           1995
----------------------------------------------------------------       ------------------------------------------
Net income           As reported         $2,009,000     $335,000       Pro forma      $1,857,000     $250,000
Net income per share As reported              $1.27         $.24       Pro forma           $1.17        $ .19
================================================================       ==========================================

   Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of ten years and compensation cost for options granted prior to January 1, 1995 is not considered.

NOTE 13: Supplementary Cash Flow Information

For the years ended December 31, 1996, 1995 and 1994, the Company paid interest of $6,244,000, $5,678,000, and $3,906,000 and income taxes of $1,126,000,
$1,471,000,  and  $1,242,000,  respectively.

NOTE 14: Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Financial  Assets:

Cash and cash equivalents: For these assets, the carrying amount is a reasonable estimate for fair value.

                            CAPITAL CORP of the WEST

Investments: Fair values for investment securities available-for-sale are the amounts reported on the consolidated balance sheets and investment securities held-to-maturity are based on quoted market prices where available. If quoted market prices were not available, fair values were based upon quoted market prices of comparable instruments.

Net loans: The fair value of loans is estimated by utilizing discounted future cash flow calculations using the interest rates currently being offered for similar loans to borrowers with similar credit risks and for the remaining or estimated maturities considering pre-payments. The carrying value of loans are net of the allowance for possible loan losses and unearned loan fees.

Loans held for sale: The fair value of loans held for sale is the carrying value as the loans are under commitments to be sold at carrying value.

Financial Liabilities:

Deposits: The fair values disclosed for deposits generally paid upon demand (i.e., noninterest-bearing and interest-bearing demand, savings and money market accounts) are considered equal to their respective carrying amounts as reported on the consolidated balance sheets. The fair value of fixed rate certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings: For these instruments, the fair value is estimated using rates currently available for similar loans with similar credit risk and for the remaining maturities.

Commitments to extend credit and standby letters of credit: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counter parties at the reporting date.

Fair values for financial instruments are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including, any mortgage banking operations, deferred tax assets, and premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of these estimates.

1996                                             Carrying Amount     Fair Value
--------------------------------------------------------------------------------
Financial assets:
Cash and cash equivalents                        $ 16,717,000       $ 16,717,000
Investment securities:
Available-for-sale                                 43,378,000         43,378,000
Net  loans                                        180,455,000        180,259,000
Mortgage loans held for sale                          880,000            880,000
--------------------------------------------------------------------------------
Financial  Liabilities:
Deposits:
Noninterest-bearing demand                         39,157,000         39,157,000
Interest-bearing demand                            34,303,000         34,303,000
Savings and money market                          111,285,000        111,285,000
Time deposits                                      53,600,000         53,753,000
Borrowings                                       $  3,896,000       $  3,575,000
--------------------------------------------------------------------------------
                                                         Contract  Amount
                                                  ------------------------------
Off-balance  sheet:
Commitments                                      $ 46,159,000       $  4,615,900
Standby letters of credit                           3,231,000             32,300
================================================================================

1995                                              Carrying Amount  Fair Value
--------------------------------------------------------------------------------
Financial assets:
Cash  and  cash  equivalents                     $ 18,967,000       $ 18,967,000
Investment securities:
Available-for-sale                                 45,302,000         45,302,000
Net  loans                                        132,035,000        131,708,000
Mortgage loans held for sale                          501,000            501,000
--------------------------------------------------------------------------------
Financial  Liabilities:
Deposits:
Noninterest-bearing  demand                        39,726,000         39,726,000
Interest-bearing demand                            29,019,000         29,019,000
Savings and money market                           95,537,000         95,537,000
Time deposits                                      28,319,000         28,559,000
Borrowings                                       $    106,000       $    106,000
--------------------------------------------------------------------------------
                                                         Contract  Amount
                                                  ------------------------------
Off-balance  sheet:
Commitments                                      $ 28,321,000       $  2,832,100
Standby  letters of credit                          2,465,000             24,600
================================================================================

NOTE 15: Derivative Financial Instruments

As of December 31, 1996 and 1995 the Company had no off-balance sheet derivative financial instruments. The Company held one step-up bond, considered a structured note, with a fair market value of $497,000 as of December 31, 1995 which matured during 1996. The Company held no derivative instruments as of December 31, 1996.

NOTE 16:  Parent  Company Only  Financial  Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The parent company was formed November 1, 1995. During the year ended December 31, 1996, the Bank paid the Company $100,000 in cash dividends and the Thrift paid the Company $825,000 in cash dividends. The following is the condensed balance sheet of the Company as of December 31, 1996 and the condensed statement of income and cash flows for the year ended December 31, 1996:

--------------------------------------------------------------------------------
Condensed Balance Sheets (In thousands)                     1996        1995
Cash  deposited in subsidiary  bank                       $    159     $     51
Investment  in  subsidiary, County Bank                     16,574       14,968
Investment in  subsidiary,  Town & Country                   5,061         --
Investment  in  subsidiary,  Capital West Group                 81         --
Other assets                                                    98          107
--------------------------------------------------------------------------------
Total Assets                                              $ 21,973     $ 15,126
================================================================================
Accrued  expenses  and  other  liabilities                $    999     $     33
Stockholders'  equity                                       20,974       15,093
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $ 21,973     $ 15,126
================================================================================

--------------------------------------------------------------------------------
Condensed  Statements of Income (In  thousands)             1996         1995
Equity in  undistributed  income of subsidiary            $  2,094     $    335
Expenses                                                        85         --
Net income                                                $  2,009     $    335
================================================================================
Condensed Statements of Cash Flows (In thousands)           1996         1995
Net cash used by operating activities                     $   (712)    $    (74)
Net cash (used)/provided by investing  activities             (233)         125
Net cash provided by financing  activities                   1,053         --
Net increase in cash                                           108           51
Cash at the beginning of the year                               51         --
Cash at the end of the year                               $    159     $     51
================================================================================

NOTE 17: Prospective Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

                            CAPITAL CORP of the WEST

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, liquidity and capital resources. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto. The consolidated financial statements of Capital Corp of the West (the "Company") include its subsidiaries, County Bank (the "Bank"), Town & Country Finance and Thrift (the "Thrift") and Capital West Group. It also includes the Bank's subsidiary, Merced Area Investment Development, Inc. ("MAID").

Overview Total net income for 1996 was $2,009,000 compared to $335,000 in 1995 and $1,736,000 in 1994. Earnings per share were $1.27 in 1996 compared to $.24 in 1995 and $1.24 in 1994. The return on average assets was .90% in 1996 as compared with .18% in 1995 and 1.05% in 1994. The Company's return on beginning equity for the same periods was 13.3%, 2.4% and 13.7%, respectively. Included in 1995 earnings is a complete write-off of the Bank's investment in real estate held by its real estate subsidiary. This real estate write-off in 1995 totaled $2,881,000 and resulted in a $1,757,000 reduction in 1995 after tax earnings.

   Total assets at December 31, 1996 reached $266 million, up $57 million or 27% from December 31, 1995. Net loans grew to $180 million at year end 1996, a 37% increase and deposits grew to $238 million, a 16% increase. Total equity capital grew to $21 million, a 39% increase over year end 1995. Growth is in part due to the acquisition of the Thrift as of June 28, 1996. As of December 31, 1996, the Thrift had $28 million in assets, $20 million in loans and $23 million in deposits.

Liquidity To maintain adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. A company may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity.

   The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $63,196,000 and $64,269,000 at December 31, 1996 and 1995,
respectively, and are 23.8% and 30.7%, respectively, of total assets on those dates. The decrease in liquid assets in 1996 is primarily due to loan growth in excess of deposit growth during the 1996 year. In analyzing liquidity for the Company, consideration is also taken for the pledging requirements of the Company's investment securities. Total pledged securities were $16,678,000 at December 31, 1996 and $18,157,00 at December 31, 1995, respectively.

   Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with certain correspondent banks and the Federal Reserve Bank aggregating $7,623,000 of which $105,000 was outstanding as of December 31, 1996. This compares with lines of credit of $5,270,000 of which $106,000 was outstanding as of December 31, 1995.

Capital Resources Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity had a net increase of $5,881,000 in 1996, $1,011,000 in 1995, and $1,449,000 in 1994. The increase in 1996 was the result of net income for the year of $2,009,000, $208,000 in stock options exercised and $162,000 due to the issuance of shares pursuant to the employee benefit plans. This is partially offset by a total of $86,000 in cash dividends paid lieu of fractional shares on stock dividends and the 5 cents per share cash dividend and a net reduction in the net unrealized value in the available-for-sale investment portfolio of $381,000. Finally, the purchase of the Thrift added $3,969,000 to capital for the Company. The 1995 increase was the result of net income of $335,000, $15,000 on the exercise of stock options and $667,000 increase in the unrealized gain in the available-for-sale investment portfolio. This is in part offset by $6,000 in cash dividends paid in lieu of fractional shares on stock dividends.

   The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements. Management believes, as of December 31, 1996, that the Company, the Bank and the Thrift meet all capital requirements to which they are subject. The Company's leverage capital ratio at December 31, 1996 was 8.2% as compared with 7.4% as of December 31, 1995. The Company's risk-based capital ratio at December 31, 1996 was 11.2% of which 9.6% was common shareholders' equity as compared to 10.3% (9.2% was common shareholders' equity) as of December 31, 1995. Management believes that, under the current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

Results of Operations Net income in 1996 was $2,009,000 compared to $335,000 in the prior year and $1,736,000 in 1994. This represents a 500% increase in earnings compared to 1995, following a 81% decrease in 1995 compared to 1994 results. Earnings per share in 1996 were $1.27 compared to $.24 in 1995 and $1.24 in 1994. Included in 1995 earnings is a complete write-off of the Company's investment in real estate held by its real estate subsidiary. This real estate write-off in 1995 totaled $2,881,000 and result-ed in a $1,757,000 reduction in 1995 earnings.

   The increase in earnings in 1996 as compared to 1995 is primarily due to the complete write-off of the real estate subsidiary in 1995. Excluding that item, earnings were down approximately $83,000. The areas where the Company showed earnings improvement include a net interest income increase of $2,330,000 or 23%, and increases in noninterest income, exclusive of the 1995 real estate writeoff, of $1,278,000 or 77%. This is more than offset by increases in provisions for loan losses of $1,285,000 or 564% and in noninterest expenses of $2,591,000 or 32%.

   The decrease in earnings in 1995 resulted primarily from the complete write-off of the Bank's remaining investment in its real estate held by its real estate subsidiary totaling $2,881,000. This compares with provisions for loss on real estate held for sale or development of $798,000 in 1994. Net interest income increased $1,199,000 or 13%. Noninterest income, exclusive of the real estate provisions increased by $324,000. These increases are partially offset by increased loan loss provisions of $228,000 and increased noninterest expenses of $1,223,000 or 18%.

                            CAPITAL CORP of the WEST

   When evaluating the earnings performance of banking organizations, two measures of profitability commonly used are return on average assets and return on beginning equity. Return on average assets measures a bank's ability to profitably employ its resources. Return on average assets in 1996 was .90%. This compares with .18% in 1995 and 1.05% in 1994. Return on beginning equity is a measure of a bank's ability to generate income on the capital invested in the company by its shareholders. Return on beginning equity was 13.3% in 1996 as compared to 2.4% in 1995 and 13.7% in 1994. The decrease in return on average assets and beginning equity in 1996, exclusive of the real estate write-off, was generally attributed to a moderate increase in the net interest income and increases in noninterest income which was more than offset by increases in noninterest expenses and loan loss provisions.

Net Interest Income The Company's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. The difference between the two is referred to as net interest income.

   Total interest and fee income on earning assets increased from $15,873,000 to $19,351,000, a $3,478,000 or 22% increase in 1996. This compares with an increase from $12,807,000 to $15,873,000, a $3,066,000 or 24% increase in 1995.
The level of interest income is affected by changes in the volume (growth) and the rates earned on interest earning assets. Interest-earning assets consist pri-marily of loans, investment securities and federal funds sold. Average interest-earning assets in 1996 were $203,046,000 as compared with $166,826,000 in 1995, a $36,220,000 or 22% increase. Of the 1996 increase in interest income of $3,478,000, $3,451,000 was the result of growth in these assets and $27,000 was a result of increases in yields on these assets. Of the 1995 increase in interest income of $3,066,000, $1,663,000 was the result of growth in these assets and $1,403,000 was as a result of increases in yields on these assets.

   Interest expense is a function of the volume (growth) of and rates paid for interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total average interest-bearing liabilities in 1996 were $176,333,000 as compared with $143,131,000 in 1995, a $33,202,000 or 23% increase. Total interest expense increased $1,148,000 or 20% and increased $1,867,000 or 48% in 1995. Of the 1996 increase in interest expense of $1,148,000, $1,289,000 was the result of growth in these liabilities and was partially offset by $141,000 as a result of decreased costs of these liabilities. Of the 1995 increase of $1,867,000, $568,000 was the result of growth in these liabilities and $1,299,000 was the result of increases in costs of these liabilities.

   The Bank's net interest margin, the ratio of net interest income expressed as a percent of average interest-earning assets for 1996 was 6.16%. This is an increase of .07% compared to the 1995 margin of 6.09% and .06% compared to the 1994 margin of 6.03%. This provides a measurement of the Bank's ability to purchase and employ funds profitably during the period being measured. The mod-est improvement in net interest margin is due to increases in loan volume as a percentage of earning assets, which was partially off-set by the increase in nonearning loans.

Asset and Liability Management Asset and liability management is an integral part of managing a banking institution's primary source of income, net interest income. The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. The Company considers its rate-sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans and investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes and include maturing time certificates, certain savings and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the "gap." Generally, if repricing assets exceed repricing liabilities in a time period the Company would be deemed to be "asset-sensitive." If repricing liabilities exceed repricing assets in a time period the Company would be deemed to be " liability-sensitive." Generally, the Company seeks to maintain a balanced position whereby there is no significant "asset or liability sensitivity" to ensure net interest margin stability in times of volatile interest rates. This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

   As of December 31, 1996 the Company was moderately "liability-sensitive" with a cumulative negative one-year gap of $42,922,000 or 16% of total assets. This compares with the Company being moderately "liability-sensitive" with a cumulative negative one-year gap of $14,718,000 or 7% of total assets at December 31, 1995. In general, based upon the Company's mix of deposits, loans and investments, declines in interest rates would be expected to moderately increase the Company's net interest margin. Increases in interest rates would be expected to have the opposite effect. The increase in the cumulative negative one year gap is due primarily to the purchase of the Thrift and its "liability-sensitive" profile as of December 31, 1996.

   The change in net interest income may not, however, always follow the general expectations of an "asset-sensitive" or "liability-sensitive" balance sheet during periods of changing interest rates. This results from interest rates paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability.

   An additional measure of interest rate sensitivity that the Company monitors is its expected change in earnings. This model's esti-mate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's return on equity. Based upon the December 31, 1996 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the federal funds rate of 1%, this model estimates the Company's cumulative return on equity over the next year would decrease by less than 1%. This compares with a cumulative one year expected decrease in return on equity of less than 1% as of December 31, 1995. As both of these measures of interest rate risk indicate, the Company is not subject to significant risk of change in its net interest margin as a result of changes in interest rates.

Allowance and Provision for Loan Losses The Company maintains an allowance for loan losses at a level considered by Management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance for loan losses, Management takes into consideration the growth trend in the portfolio, examinations of financial institution supervisory authorities, internal and external credit reviews, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, general economic conditions and the interest rate environment. The allowance is based on estimates and ultimate future losses may vary from current estimates. It is always possible that future economic or other factors may adversely affect the Company's borrowers, and thereby cause loan losses to exceed the current allowance.

                            CAPITAL CORP of the WEST

   The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company had provisions to the allowance in 1996 of $1,513,000 as compared to 228,000 in 1995 and none in 1994.

   The Company's charge-offs, net of recoveries, were $570,000 in 1996 as compared with $148,000 in 1995 and $126,000 in 1994. This represents loan loss experience ratios of .32%, .12% and .12% in those respective years stated as a percentage of average net loans outstanding for each year. As of December 31, 1996 the allowance for loan losses was $2,792,000 or 1.5% of total loans outstanding. This compares with an allowance for loan losses of $1,701,000 or 1.3% in 1995 and $1,621,000 or 1.5% in 1994. The increase in loan loss provision in 1996 was primarily due to increased reserves established for a large commercial real estate loan that was deemed impaired, reserves required for a portfolio of lease receivables purchased in 1994 and to support the general loan growth of the Company. The increase in net chargeoffs in 1996 was primarily due to the loss recognized on the foreclosure of a real estate secured agricultural loan currently held as other real estate owned.

Asset Quality Management recognizes the importance of asset quality as a key ingredient to the successful financial performance of a financial institution. The level of nonperforming loans and real estate acquired through foreclosure are two indicators of asset quality. Nonperforming loans are those in which the borrower fails to perform under the original terms of the obligation and are cat-egorized as loans past due 90 days or more, loans on nonaccrual status and restructured loans. Loans are generally placed on nonaccrual status and accrued but unpaid interest is reversed against current year income when interest or principal payments become 90 days past due unless the outstanding principal and interest is adequately secured and, in the opinion of Management, is deemed to be in the process of collection. Additional loans which are not 90 days past due may also be placed on nonaccrual status if Management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and the collection of principal or interest is in question.

   Management defines impaired loans as those loans, regardless of past due status, in which principal and interest is not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection of principal and interest process has been exhausted. At December 31, 1996 and 1995, impaired loans were measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent.

   The Company had nonperforming loans at December 31, 1996 of $5,568,000 as compared with $4,626,000 at year end 1995 and $699,000 at year end 1994. Included in the 1996 totals, $3,626,000 are loans secured by first deeds of trust on real property as compared with $3,286,000 in 1995 and $422,000 in 1994. Impaired loans as of December 31, 1996 were $7,020,000 which had specific allowances for possible loss of $1,827,000 as compared with $4,326,000 as of December 31, 1995 which had specific allowances for possible loss of $605,000. Other forms of collateral, such as inventory, chattel and equipment, secure the remaining nonperforming loans as of each date. Included in the nonperforming and impaired loans in 1996 and 1995 was a $3.4 million commercial real estate loan that has been restructured but is still shown as a nonperforming loan. The loan is expected to remain on nonaccrual status until substantial performance on the loan occurs. The restructured loan matures in 1998.

   In addition, the Bank purchased a portfolio of lease receivables in 1994. The company which packages and sells these leases to financial institutions filed a Chapter 11 reorganization in April 1996 and its chief financial officer has been charged by the Securities Exchange Commission with participating in securities fraud. More than 360 banks nationwide had acquired similar lease receivable contracts. The Bank has $1,281,000 of these leases on nonaccrual status as of December 31, 1996. The Bank has retained counsel jointly with other California banks and is monitoring its position to ascertain the extent of loss the Bank may incur. As of December 31, 1996 specific reserves of $385,000 have been established for this portfolio. As of February 12, 1997, the Bank signed a settlement agreement in regards to this portfolio of leases that established the projected recovery rate at 78.5% or approximately $1,006,000.

   At December 31, 1996 the Bank had $1,466,000 in two real estate properties acquired through foreclosure compared with $47,000 as of December 31, 1995 and at year end 1994 the Company had no real estate acquired through foreclosure.

   Total nonperforming assets represented 30% of the allowance for loan losses and shareholders' equity as of December 31, 1996. This compares with nonperforming assets of 29% and 5% of the allowance for loan losses and total equity as of December 31, 1995 and December 31, 1994, respectively.

   Net loans grew to  $180,455,000  at December 31, 1996, a  $48,420,000  or 37%
increase from the end of the prior year. The Company's loan portfolio consists primarily of commercial, agricultural, real estate mortgage, real estate construction and consumer installment loans. Loan growth was principally in agricultural, real estate mortgage, real estate construction and consumer loans. In addition, the Company purchased the Thrift and its approximately $20 million consumer finance operation as of June 1996. As of December 31, 1996, the loan portfolio mix was comprised as follows: commercial loans (15%), agriculture loans (24%), real estate construction loans (8%), real estate mortgage loans (31%) and consumer loans (22%). The largest segment within the agriculture portfolio is the Company's dairy loans. Dairy loans comprised 15% of the Company's loan portfolio as of December 31, 1996.

   The above referenced loan portfolio mix has not materially changed from the prior year. There have been moderate increases in consumer loans as a percentage of the portfolio due primarily to the purchase of the Thrift.

   As a result of the Company's loan portfolio mix, the future quality of these assets could be affected by adverse trends in these local or regional economic sectors. There have been significant floods throughout parts of California occurring in January 1997. The Company has done an analysis of its collateral as a result of the recent floods. Current estimates indicate that there were no mate-rial adverse effects to the collateral position of the Company as of the date of this report.

   Additionally, the Company has investments in residential real estate in Merced County through its wholly owned subsidiary, Merced Area Investment and Development, Inc. (MAID). MAID held two separate properties held for sale or development at December 31, 1996. These investments were completely written-off in 1995, although the Bank still retains title to these properties. This compares with a carrying value of $3,853,000 at December 31, 1994. These properties consist of residential lots in varying stages of development.

Other Income or Loss Total noninterest income in 1996 increased by $4,159,000 or 340%. Total noninterest income in 1995 includes a complete write-off of its remaining real estate held by the Bank's real estate subsidiary of $2,881,000. In 1996, service charges increased $354,000 or 38%, other income increased by $504,000 or 78% and gains on the sale of real estate increased by $420,000 or 474%. Increases in service charge income are due to Company's growth as well as increased service charges implemented in 1996.

                            CAPITAL CORP of the WEST

Other income has increased primarily due to increased revenues on retail investment products, loan servicing income, gains on the sale of Small Business Administration loans and gains on the sale of securities.

   In 1995, service charge income showed increases of $20,000 or 2%, income from the sale of real estate held for sale or development show increases of $74,000 and other income shows an increase of $237,000 or 57%. Other income increases in 1995 are due to the addition of commission fees earned on investment product sales and increases in loan servicing fee income.

   The Company recognized $508,000 in gains on the sale of real estate held for sale in 1996. This was the result of the sale of 40 improved lots and four single family homes in two real estate projects. This compares with $88,000 in gains on the sale of real estate held for sale or development in 1995. This is the result of sales of 8 single family homes and 56 improved lots in three real estate projects. This compares with gains of $14,000 in 1994 on the sale of 9 single family homes and 2 improved lots in three real estate projects.

   The Company records its investment in real estate held for sale or development at the lower of cost or net realizable value, based on management's best estimate of the local real estate market, along with appraised values and prospects for sales in the future. In 1995, the Bank decided to take a complete write-off of its remaining investment of its real estate held by MAID. This resulted in provisions for loss of $2,881,000 in 1995. The Bank provided $798,000 for future losses on the sales of certain of its real estate projects in 1994.

Other Expense Total noninterest expense increased $2,590,000 or 32% in 1996 as compared with an increase of $1,223,000 or 18% in 1995 as compared to 1994.

   Salaries and related benefits increased by $1,122,000 or 27% in 1996 as compared with an increase of $621,000 or 17% in 1995. The salary increase in 1996 was primarily due to two factors. First, the purchase of Town & Country and the establishment of Capital West Group added $473,000 to total salaries. In addition, the Bank underwent a reengineering project in 1996, whereby Bank operations were streamlined and voluntary separation packages were offered to all employees. A total of 23 employees accepted the package, and total separation expenses were $286,000. Current projections are that the project resulted in salary savings in existing branch operations of approximately $114,000 per quarter with benefits being realized starting in the third and fourth quarters of 1996. Other increases relate to overall Bank growth in new branches in late 1995 through 1996. The salary and related benefits increase in 1995 was primarily due to an increase in full time equivalents. This was in part due to the opening of a new branch and two new loan production offices in 1995. Full time equivalents were 115 on average in 1995, compared to 103 in 1994, a 11.7% increase. Normal merit increases and related benefit expenses also contributed to the overall increase.

   Premises and occupancy expenses increased $223,000 or 36% in 1996 and $25,000 or 4% in 1995 as compared with an increase of $50,000 or 9% in 1994. The 1996 and 1995 increases are primarily due to the purchase of the Thrift and its four branch offices as of June 1996 and the opening of branches of the Bank in November 1995, April 1996 and two in December 1996.

   Bank assessments by both the FDIC and the California State Banking Department totaled $48,000, $183,000 and $394,000 respectively in the years ended December 31, 1996, 1995 and 1994. The decreases in 1995 and 1996 are due to reduced FDIC premiums beginning in May of 1995. FDIC assessment levels for the Company were $2,000 in 1996 as compared with $.04 cents per $100 in deposits in 1995 and $.26 cents per $100 in deposits in 1994.

   The Bank's professional fees increased by $351,000 or 87% in 1996 as compared with an increase of $105,000 or 35% in 1995 over the same period in 1994. Professional fees include legal, consulting, audit and accounting fees. The primary reason for the 1996 increase was consulting fees incurred in conjunction with the reengineering project undertaken by the Bank in 1996. The increases in 1995 were primarily due to legal fees increases which related to corporate matters such as the bank holding company formation and the expanded proxy statement.

   Other noninterest expenses changed as follows: equipment expenses increased by $233,000 or 30% in 1996 as compared with $48,000 or 10% in 1995; supplies increased by $58,000 or 25% in 1996 as compared with increases of $110,000 or 89% in 1995; marketing expenses increased by $158,000 or 75% in 1996 as compared with increases of $38,000 or 16% in 1995; and other operating expenses increased by $280,000 or 32% in 1996 as compared with $356,000 in 1995. Increases relate primarily to overall growth of the Company through the purchase of the Thrift, branch expansion in late 1995 and 1996, and the establishment of Capital West Group.

Provision for Income Taxes The Company's provision for income taxes was $1,163,000 in 1996, $223,000 in 1995 and $1,103,000 in 1994. The effective income tax rate was 36.7% in 1996 as compared with 39.9% in 1995 and 38.8% in 1994. In part the effective tax rate of the Company has been reduced in 1996 due to the tax credits earned by the purchase of housing tax credits in late 1995 and 1996. Total housing tax credits for 1996 were approximately $67,000. The change in the effective tax rate for the three years was also impacted by the effective tax benefit derived from interest income on loans and securities exempt from federal taxation. The tax benefit from such income as a percentage of income before taxes was 2.7% in 1996, 17.7% in 1995 and 3.0% in 1994.

Impact of Inflation The primary impact of inflation on the Company is its effect on interest rates. The Company's primary source of income is net interest income which is affected by changes in interest rates. The Company attempts to limit inflation's impact on its net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as noninterest expenses has not been significant for the periods covered in this report.

                            CAPITAL CORP of the WEST

MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCK MATTERS

Effective January 18, 1996, the Company's stock was listed on NASDAQ, a national market symbol with a stock quotation symbol of CCOW. During 1995, the Company's common stock was not listed on any stock exchange nor quoted on NASDAQ, it was traded through the electronic bulletin board.

   The following table indicates the range of high and low sales prices, excluding brokers' commissions, for the periods shown, based upon information provided by the NASDAQ for 1996 and the Company's market makers and known to management for 1995.

1996                                                 High             Low
--------------------------------------------------------------------------------
4th  quarter                                    $   16.25          $   13.75
3rd  quarter                                        14.75              12.63
2nd quarter                                         15.00              13.00
1st quarter                                     $   15.00          $   12.50
================================================================================

1995                                                High               Low
--------------------------------------------------------------------------------
4th quarter                                     $   12.25          $   12.00
3rd quarter                                         13.25              12.00
2nd quarter                                         14.00              12.50
1st quarter                                     $   13.50          $   12.00
================================================================================

   As of December 31, 1996, the number of stockholders of the Company on record was approximately 1,175. A California corporation may pay a cash dividend or other shareholder distribution only if (i) the distribution would not exceed its retained earnings or (ii) either (a) the sum of its assets (net of goodwill, capitalized research and development expenses and deferred charges) would be less than 125% of its liabilities (net of deferred taxes, income and other credits), or (b) current assets would not be less than current liabilities (except that if its average earnings before taxes for the last two years had been less than average interest expenses, current assets must be not less than 125% of current liabilities).

   Under the California Financial Code, a state licensed bank may declare cash dividends in an amount not to exceed the lesser of the bank's retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during the such period) or, with the prior approval of the California Superintendent of Banks, in an amount not to exceed the greatest of
(i) retained earnings of the bank; (ii) the net income of the bank for its last fiscal year; or (iii) the net income of the bank for its current fiscal year. If the Superintendent finds that the shareholders' equity in a bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Superintendent may order the bank not to pay a dividend to shareholders.

   Federal law also restricts the payment of dividends under certain circumstances. The FDIC Improvement Act prohibits a bank from paying dividends if after making such payment, the bank would fail to meet any of its capital requirements. Also, under the Financial Institution Supervisory Act, the FDIC has the authority to prohibit a bank from engaging in business practices which the FDIC considers unsafe or unsound. It is possible, depending on the financial condition of the bank and other factors, that the FDIC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and therefore prohibit such payment.

   Generally, the Company has retained earnings to support the growth of the Company and has not paid regular cash dividends. The Company declared a 5% stock dividend and a $.05 per share cash dividend in August of 1996 for shareholders of record as of September 15, 1996. This resulted in the issuance of an additional 82,384 shares in 1996 and cash dividends to shareholders of $86,000. In addition in 1996, the Bank paid $100,000 and the Thrift paid $825,000 in cash dividends to the holding company. The Thrift dividend was due to the cash portion of the purchase price of the Thrift and was in accordance with its dividend authority as defined by the Department of Corporations.

INDEPENDENT AUDITORS'  REPORT

   To the Board of Directors and Shareholders of Capital Corp of the West: We have audited the accompanying consolidated balance sheets of Capital Corp of the West and subsidiaries (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of income, cash flows, and shareholders' equity for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Corp of the West and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impaired loans in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

/s/ KPMG Peat Marwick LLP

Sacramento, California
January 31, 1997

CAPITAL CORP of the WEST
SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                                            Years Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                      1994              1993              1992            1996               1995
------------------------------------------------------------------------------------------------------------------------------------
Summary of  operations
Total  interest  income                          $  19,351,000    $  15,873,000     $  12,807,000    $  11,483,000     $  11,370,000
Total interest expense                               6,865,000        5,717,000         3,850,000        3,061,000         3,948,000
Net interest income                                 12,486,000       10,156,000         8,957,000        8,422,000         7,422,000
Provision for loan losses                            1,513,000          228,000              --            254,000           162,000
Net interest income after provision
for loan losses                                     10,973,000        9,928,000         8,957,000        8,168,000         7,260,000
Total other income                                   2,935,000       (1,224,000)          805,000          679,000           884,000
Total other expense                                 10,736,000        8,146,000         6,923,000        6,459,000         6,302,000
Income before income taxes                           3,172,000          558,000         2,839,000        2,388,000         1,842,000
Provision for income taxes                           1,163,000          223,000         1,103,000          905,000           676,000
Cumulative effect of change
in accounting  for income taxes                           --               --                --           (300,000)             --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                       $   2,009,000    $     335,000     $   1,736,000    $   1,783,000     $   1,166,000
------------------------------------------------------------------------------------------------------------------------------------
Per share
Weighted average number of
shares outstanding                                   1,578,198        1,333,923         1,333,456        1,332,414         1,332,414
Net income                                       $        1.27    $         .24     $        1.24    $        1.27     $         .84
Cash  dividends                                  $         .05             --                --               --                --
Shareholders'  equity (book value)               $       12.09    $       10.74     $       10.03    $        9.01     $        7.74
------------------------------------------------------------------------------------------------------------------------------------
Balance  sheet
Cash and  noninterest-bearing
deposit  in other  banks                         $  12,982,000    $  18,967,000     $  14,190,000    $  10,936,000     $   5,539,000
Time  deposits and federal                           6,836,000             --           2,300,000        4,700,000         5,300,000
funds sold
Investment securities                               43,378,000       45,302,000        35,826,000       22,823,000        21,980,000
Loans, net                                         180,455,000      132,035,000       111,979,000      105,377,000        95,719,000
Other  assets                                       22,338,000       12,729,000        13,826,000       11,342,000        13,450,000
------------------------------------------------------------------------------------------------------------------------------------
Total  assets                                      265,989,000      209,033,000       178,121,000      155,178,000       141,988,000
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing  deposits                       39,157,000       39,726,000        31,924,000       29,392,000        24,041,000
Interest-bearing  deposits                         199,188,000      152,875,000       131,275,000      112,338,000       106,467,000
Other  liabilities                                   6,670,000        1,339,000           840,000          815,000           627,000
Shareholders' equity                                20,974,000       15,093,000        14,082,000       12,633,000        10,853,000
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
shareholders' equity                             $ 265,989,000    $ 209,033,000     $ 178,121,000    $ 155,178,000     $ 141,988,000
====================================================================================================================================

See  accompanying  notes to  Consolidated  Financial Statements.