Form 10-K/A
period 1996-12-31
CAPITAL CORP OF THE WEST
filed 1997-04-09
CIK 1004740

U. S. SECURITIES AND EXCHANGE COMMISSION FORM 10-K
AMENDMENT NO. 1
Washington, D. C. 20549

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

Signature                                            Capacity                        Date
---------                                            --------                        ----
/s/ JERRY E. CALLISTER                               Chairman of the                 April 3, 1997
-----------------------------------                  Board of Directors
JERRY E. CALLISTER


/s/ HENRY DUPERTUIS                                  Director                        April 3, 1997
----------------------------------
HENRY DUPERTUIS


/s/ ROBERT E. HOLL                                   Director                        April 3, 1997
----------------------------------
ROBERT E. HOLL


/s/ BERTYL W. JOHNSON                                Director                        April 3, 1997
----------------------------------
BERTYL W. JOHNSON


/s/ DOROTHY L. BIZZINI                               Director                        April 3, 1997
----------------------------------
DOROTHY L. BIZZINI


/s/ LLOYD H. ALHEM                                   Director                        April 3, 1997
----------------------------------
LLOYD H. ALHEM


/s/ JAMES W. TOLLADAY                                Director                        April 3, 1997
----------------------------------
JAMES W. TOLLADAY


/s/ JACK F. CAUWELS                                  Director                        April 3, 1997
----------------------------------
JACK F. CAUWELS





/s/ THOMAS T. HAWKER                                 Director/CEO                    April 3, 1997
----------------------------------
THOMAS T. HAWKER


/s/ JOHN FAWCETT                                     Director                        April 3, 1997
----------------------------------
JOHN FAWCETT


/s/ TAPAN MONROE                                     Director                        April 3, 1997
----------------------------------
TAPAN MONROE


/s/ JANEY E. BOYCE                                   Chief Financial &               April 3, 1997
----------------------------------                   Accounting Officer
JANEY E. BOYCE

CAPITAL CORP OF THE WEST


(c)  Exhibits
     The following is a list of all exhibits  required by Item 601 of Regulation
      S-K to be filed as part of this Form 10-K:


                                                                                            Sequentially
   Exhibit                                                                                    Numbered
    Number     Exhibit                                                                            Page
    ------     -------                                                                      ----------
     3.1       Articles of Incorporation (filed as Exhibit 3.1 of the Company's                 *
               September  30,  1996  Form  10Q  filed  with  the SEC on or about
               November 14, 1996).
     3.2       Bylaws (filed as Exhibit 3.2 of the Company's September 30, 1996 Form            *
               10Q filed with the SEC on or about November 14, 1996).
      10       Employment Agreement between Thomas T. Hawker and Capital Corp.
     10.1      Administration Construction Agreement (filed as Exhibit 10.4 of the              *
               Company's 1995 Form 10K filed with the SEC on or about March 31,
               1996).
     10.2      Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995 Form              *
               10K filed with the SEC on or about March 31, 1996).
     10.3      401(k) Plan (filed as Exhibit 10.7 of the Company's 1995 Form 10K                *
               filed with the SEC on or about March 31, 1996).
     10.4      Employee Stock Ownership Plan (filed as Exhibit 10.8 of the                      *
               Company's 1995 Form 10K filed with the SEC on or about March 31,
               1996).
      11       Statement  Regarding  the  Computation  of Earnings  Per Share is
               incorporated  herein by  reference  from Note 1 of the  Company's
               Consolidated Financial Statements.
      13       Annual Report to Security Holders.
      27       Financial Data Schedule

      *        Denotes documents which have been incorporated by reference.



(d) Financial Statement Schedules
    All other supporting schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto incorporated herein by reference.