Form 10-Q
period 1997-03-31
CAPITAL CORP OF THE WEST
filed 1997-05-15
CIK 1004740

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE  ACT OF 1934 [FEE REQUIRED]
             For the Period Ended March 31, 1997
             Commission File Number: 0-27384
_______________________________________________________________________________
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
 X  Yes         No
---        ----

The number of shares outstanding of the Registrant's common stock, no par value, as of March 31, 1997 was 2,606,478. No shares of preferred stock, no par value, were outstanding at March 31, 1997.

                               CAPITAL CORP OF THE WEST
                                  Table of Contents


PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Balance Sheets                                   2
             Consolidated Statements of Income                             3
             Consolidated Statements of Cash Flows                         4
             Notes to Consolidated Financial Statements                    5
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                                18
Item 2.  Changes in Securities                                            18
Item 3.  Defaults Upon Senior Securities                                  18
Item 4.  Submission of Matters to a Vote of Security Holders              18
Item 5.  Other Information                                                18
Item 6.  Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                19

                               Capital Corp of the West
                             Consolidated Balance Sheets
                                     (Unaudited)



                                                                               3/31/97        12/31/96       3/31/96
                                                                              ---------      ----------     ---------
                                                                                           (In Thousands)
                         ASSETS

Cash & noninterest-bearing deposits in other banks                        $   17,967     $   12,982     $   18,784
Federal funds sold                                                                 -          3,735              -
Time deposits at other financial institutions                                  1,288          3,101              -
Investment securities:
  Available-for-sale securities, at fair value                                46,046         43,378         44,199
  Held-to-maturity securities at amortized cost,
  market value of $11,058,000 at March 31, 199                                11,456              -              -
Mortgage loans held for sale                                                       -            880          2,315
Loans, net of allowance for
  loan losses of $2,674,000 at March 31, 1997; $2,792,000 at
  December 31, 1996 and $1,860,000 at March 31, 1996                         185,381        180,455        136,483
Interest receivable                                                            1,985          1,879          1,830
Premises and equipment, net                                                    8,095          6,266          4,333
Other assets                                                                  13,666         13,313          6,568
                                                                           ---------      ---------      ---------
  Total Assets                                                            $  285,884     $  265,989     $  214,512
                                                                           ---------      ---------      ---------
                                                                           ---------      ---------      ---------

                         LIABILITIES
Deposits:
  Noninterest-bearing demand                                              $   35,179      $  39,157     $   34,979
  Negotiable orders of withdrawal                                             35,002         34,303         27,388
  Savings                                                                    111,903        111,285        101,220
  Time, under $100,000                                                        51,082         46,990         23,969
  Time, $100,000 and over                                                     14,280          6,610          6,943
                                                                           ---------      ---------      ---------
   Total Deposits                                                            247,446        238,345        194,499

Federal funds purchased and securities sold
  under agreements to repurchase                                               5,870              -          3,000
Short-term borrowings                                                          1,083            110              -
Long-term borrowings                                                           5,435          1,535            106
Accrued interest, taxes and other liabilities                                  4,381          5,025          1,664
                                                                           ---------      ---------      ---------
   Total Liabilities                                                         264,215        245,015        199,269

                         SHAREHOLDERS' EQUITY
Preferred stock, no par value; 15,000,000 shares authorized;
  none outstanding                                                                 -              -              -
Common stock, no par value
  30,000,000 shares authorized; 2,606,478 issued & outstanding at
  March 31, 1997; 2,581,822 issued & outstanding at December 31,
  1996 and 2,003,747 issued & outstandind at March 31, 1996                   15,592         15,321          9,880
Retained earnings                                                              6,239          5,722          5,413
Investment securities unrealized losses, net                                    (612)           (69)           (50)
                                                                           ---------      ---------      ---------
  Total Shareholders' Equity                                                  21,669         20,974         15,243
                                                                           ---------      ---------      ---------
  Total Liabilities and Shareholders' Equity                              $  285,884     $  265,989     $  214,512
                                                                           ---------      ---------      ---------
                                                                           ---------      ---------      ---------

                                See accompanying notes.

                               Capital Corp of the West
                          Consolidated Statements of Income
                                     (Unaudited)

                                                           Three Months Ended
                                                           3/31/97   3/31/96
                                                          --------   --------
                                                          (In Thousands Except
                                                          for Per Share Data)
Interest Income
  Interest and fees on loans                                 $4,687    $3,419
  Interest on investment securities
     Taxable                                                    810       716
     Non-taxable                                                 59        59
  Interest on federal funds sold                                 45        56
                                                           --------  --------
       Total Interest Income                                  5,601     4,250

Interest Expense
  Deposits
     Negotiable orders of withdrawal                             78        64
     Savings                                                  1,122     1,036
     Time, under $100,000                                       693       306
     Time, $100,000 and over                                    106        94
  Other                                                          73        12
                                                           --------  --------
       Total Interest Expense                                 2,072     1,512

Net Interest Income                                           3,529     2,738
Provision for loan losses                                       240       160
                                                           --------  --------
Net interest income after provision for loan losses           3,289     2,578

Other Income
  Service charges on deposit accounts                           337       281
  Income from real estate held for sale or development            7         8
  Other                                                         390       282
                                                           --------  --------
     Total Other Income                                         734       571


Other Expenses
  Salaries and related benefits                               1,544     1,186
  Premises and occupancy                                        279       157
  Equipment                                                     287       232
  Professional fees                                             141       141
  Marketing                                                     159        90
  Other                                                         830       547
                                                           --------  --------
     Total Other Expenses                                     3,240     2,353

Income before income taxes                                      783       796
Provision for income taxes                                      270       295
                                                           --------  --------
Net Income                                                      513       501
                                                           --------  --------
                                                           --------  --------

Net Income Per Share                                          $.020     $0.24
                                                           --------  --------
                                                           --------  --------
                                See accompanying notes

                               Capital Corp of the West
                         Statement of Consolidated Cash Flows
                                     (Unaudited)



                                                                  3 months ended   3 months ended
                                                                       3/31/97        3/31/96
                                                                 ---------------  --------------
                                                                           (In thousands)
OPERATING ACTIVITIES:
  Net income
     Adjustments to reconcile net income to net cash provided      $        513    $       501
     by operating activities:
        Provision for loan losses                                           240            160
        Depreciation, amortization and accretion, net                       281            367
        Provision (benefit) for deferred income taxes                       (65)             -
        Gain on sale of premises and equipment                                -            (80)
  Net (increase) decrease in interest receivable & other assets            (415)           161
  Net decrease (increase) in mortgage loans held for sale                   880         (1,814)
  Net increase in deferred loan fees                                         57             61
  Net increase in accrued interest payable & other liabilities            1,606          3,431
                                                                     ----------     ----------
Net cash provided by operating activities                                 3,097          2,787

INVESTING ACTIVITIES:
  Investment security purchases                                         (17,788)        (7,699)
  Proceeds from maturities of investment securities                       2,899          5,040
  Proceeds from sales of investment securities                            2,519          3,202
  Proceeds from sales of commercial and real estate loans                   205            591
  Net increase in loans                                                  (5,428)        (5,185)
  Purchases of premises and equipment                                    (2,051)          (369)
  Construction of real estate held for sale or development                  (72)          (369)
                                                                     ----------     ----------
Net cash (used) by investing activities                                 (19,716)        (4,789)

FINANCING ACTIVITIES:
  Net decrease in demand, NOW and savings deposits                       (2,661)          (695)
  Net increase in certificates of deposit                                11,762          2,593
  Net increase in other borrowings                                        8,493              -
  Issued shares for benefit plan purchases                                  176              -
  Exercise of stock options                                                  99             11
                                                                     ----------     ----------
Net cash provided by financing acitivities                               17,869          1,909

Net increase (decrease) in cash and cash equivalents                      1,250            (93)

Cash and cash equivalents at beginning of year                           16,717         18,967
                                                                     ----------     ----------
Cash and cash equivalents at end of quarter                        $     17,967   $     18,874
                                                                     ----------     ----------
                                                                     ----------     ----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Investment securities unrealized losses                                  (152)           362


                               See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
March 31, 1997, December 31, 1996 and March 31, 1996
(UNAUDITED)

GENERAL-COMPANY
Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26,
1995.   On November 1, 1995, the Company became registered as a bank holding company, and is the holder of all of the capital stock of County Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). During 1996 the Company formed Capital West Group, a new subsidiary that engages in the financial institution advisory business. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 30,000,000 shares of Common Stock, no par value and 10,000,000 shares of Preferred Stock. As of March 31, 1997 there were 2,606,478 common shares outstanding, held of record by approximately
1,175 shareholders.   There were no preferred shares outstanding at March 31,
1997. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID")and County Asset Advisors ("CAA"). CAA is currently
inactive.   All references herein to the "Company" include the Bank, and the
Bank's subsidiaries, Capital West Group and the Thrift, unless the context otherwise requires.

GENERAL-BANK
The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations on December 22, 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's securities consist of one class of Common Stock, no par value and is wholly
owned by the Company.   The Bank's deposits are insured under the Federal
Deposit Insurance Act, by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits stated therein. Like most state-chartered banks of its size in California, it is not a member of the Federal Reserve System.

GENERAL-THRIFT
The Company acquired the Thrift on June 28, 1996 for a combination of cash and stock with an aggregate value of approximately $5.8 million. TheThrift is an industrial loan company with four offices. It specializes in direct loans to the public and the purchase of financing contracts principally from automobile dealerships and furniture stores. It was originally incorporated in 1957. Its deposits (technically known as investment certificate or certificates of deposit rather than deposits) are insured by the FDIC up to applicable limits.

BANK'S INDUSTRY & MARKET AREA
The Bank engages in general commercial banking business primarily in Merced, Tuolomne and Stanislaus Counties. The Bank has nine branch offices: two in Merced with the branch located in north Merced currently designated as the head office, and offices in Atwater, Turlock, Hilmar, Sonora, Los Banos, and two offices in Modesto opened in late 1996. The Company 's administrative headquarters are located in three separate suites in the same office complex. The administrative facilities also provides accommodations for the activities of Merced Area Investment and Development ("MAID"), the Bank's wholly owned real estate development subsidiary and Capital West Group. Although approved to be a full service branch banking office, the administrative headquarters facility is
presently used solely as the Company's corporate headquarters.   Effective July
15, 1995 the Company entered into an agreement to relocate its existing administrative office and an existing branch in downtown Merced to a new facility in downtown Merced. Construction began in the summer of 1996 and is expected to be complete in late summer of 1997. The estimated construction cost of the new 29,000 square foot facility including a parking structure is estimated at approximately $4.7 million. In conjunction with the construction of the facility, the Merced Redevelopment Agency has provided the Company with an interest-free loan in the amount of $3.0 million. The loan matures on July 8, 1997. It is anticipated that upon completion of the facility, a permanent mortgage loan will be obtained from an unaffiliated lender. The Thrift engages in general consumer lending business primarily in Stanislaus, Fresno and Tulare Counties from its main office in Turlock; and branch offices located in Modesto, Visalia, and Fresno.

OTHER FINANCIAL NOTES
All adjustments, in the opinion of Management, which are necessary for a fair presentation of the Company's financial position at March 31, 1997, December 31, 1996 and at March 31, 1996, and the results of operations and statements of cash flows for the three month periods ended March 31, 1997 and 1996, have been included. These interim statements are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Per share information is based on weighted average number of shares of common stock outstanding during each three-month period after giving retroactive effect for the three-for-two stock split declared for shareholders of record on April 11, 1997, payable on May 2, 1997. The weighted average number of shares outstanding were 2,593,283 for the three-month period ended March 31, 1997 and $2,003,746 for March 31, 1996.

The purchase accounting method was used for the acquisition of the Thrift on June 28, 1996, and prior period financials were not restated. Therefore, none of the Thrift's income or expense is reflected in the three months period ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW--For the three months ended March 31, 1997, consolidated net income was $513,000 compared to $501,000 for the three-month period ended March 31, 1996, a $12,000 (2%) increase. Earnings per share were $.20 and $.24, respectively (restated for the affect of the three for two stock split declared in April
1997). The annualized return on average assets was .76% for the first three months of 1997 as compared with .99% for the same three-month period in 1996. The Company's annualized return on beginning equity was 9.8% and 13.3%, respectively.

Total assets at March 31, 1997 were $285,884,000, an increase of $19,895,000 or 7% as compared to December 31, 1996, and $71,372,000 or 33% as compared to March 31, 1996. Net loans were $185,381,000 at March 31, 1997, an increase of $4,926,000 or 3% and deposits were $247,446,000, an increase of $9,101,000 or 4%
as compared to December 31, 1996. Total shareholders' equity grew to $21,669,000, a 3% increase from December 31, 1996, and a 42% increase from March 31, 1996.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. Management believes that the Company maintains adequate amounts of liquid assets to meet its
liquidity needs.   These assets include cash and deposits in other banks,
certain investment securities and federal funds sold. The Company's liquid assets totaled $65,301,000 and $63,196,000 on March 31, 1997 and December 31, 1996, respectively, and constituted 22.8% and 23.8%, respectively, of total assets on those dates. In analyzing liquidity for the Company, consideration is also taken for the pledging requirements of the Company's investment securities to secure public deposits and certain borrowings. Total pledged securities as of March 31, 1997 totaled $14,797,000 as compared to $16,678,000 at December 31, 1996.

Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with certain correspondent banks and Federal Reserve Bank aggregating $12,600,000 of which

$6,105,000 was outstanding as of March 31, 1997 and $105,000 was outstanding as of December 31, 1996.

CAPITAL RESOURCES--Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $695,000 (3%) since December 31, 1996. This increase was primary the result of net income of $513,000 for the three-month period ended March 31, 1997, $99,000 due to the exercise of stock options, $172,000 due to purchase of stock pursuant to Company benefit plans which is offset by a decrease of $93,000 in investment securities unrealized losses, net of taxes. The Company had unrealized losses, net of taxes, in its securities classified as available-for-sale of $162,000 as of March 31, 1997, compared to unrealized losses of $69,000 as of December 31, 1996.

Capital levels for the Company continue to remain above established regulatory capital requirements. The Company is subject to regulatory guidelines governing capital adequacy. Federal regulations establish guidelines for calculating "risk-adjusted" capital ratios. These guidelines establish a systematic approach of assigning risk weights to bank assets and commitments making capital requirements more sensitive to differences in risk profiles among banking organizations. Under these regulations, banks are required to maintain a risk-based capital ratio of 8.0% by December 31, 1992 (with Tier One capital constituting at least 50% of total qualifying capital). As of March 31, 1997 and December 31, 1996 the Company had risk-based capital ratios of 10.4% and 11.2% respectively (Tier One capital equaled 9.2% and 9.6%, respectively).

Additionally, regulators have adopted a minimum leverage capital ratio standard. This standard is designed to ensure that all financial institutions, irrespective of their risk profile, maintain minimum levels of core capital which by definition excludes the allowance for loan losses. These minimum standards for top rated institutions may be as low as 3%, however, the FDIC has stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of March 31, 1997 and December 31, 1996, the Company's leverage capital ratio equaled 7.4% and 8.2% respectively.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997--Net income for the three-month period ended March 31, 1997 totaled $513,000, an increase of
$12,000 (2%) over the same three-month period in 1996.   The increase in
earnings in 1997 resulted primarily from strong asset growth, an improvement in the Company's net interest income of $791,000 (29%) and improvements in fee income of $163,000 (29%) offset by an $80,000 (50%) increase in loan loss provisions and an increase in noninterest expenses of $163,000 (29%).

When evaluating the performance of banking organizations, two measures of profitability commonly used are return on average assets and return on beginning equity. Return on average assets measures a Company's ability to profitably employ its resources. Annualized return on average assets for the three-month period ended March 31, 1997 was .76%. This compares with .99% for the same three-month period in 1996. Return on beginning equity is a measure of a Company's ability to generate income on the capital invested in the company by its shareholders. Annualized return on beginning equity was 9.8% for the three-month period ended March 31, 1997 as compared with 13.3% for the same three-month period in 1996. The primary reasons for these declines are increases in expenses related to growth and expansion of the Company and the increased levels of loan loss provisions.

NET INTEREST INCOME--The Company's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. The difference between the two is referred to as net interest income. Net interest income for the three months ended March 31, 1997 totaled $3,529,000 compared to $2,738,000 for the same period in 1996, a $791,000 (29%) increase.

Total interest and fees on earning assets increased to $5,601,000 for the first quarter of 1997 an increase of $1,351,000 (32%) over the same three-month period in 1996. The level of interest income is affected by changes in volume (growth) and the rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. Of the $1,315,000 increase in interest income, $1,400,000 was the result of increases in volume of interest-earning assets which is partially offset by $49,000 as the result of decreased yields on those assets. Average interest-earning assets for the first three months of 1997 were $240,196,000 as compared with $183,353,000 for the first three months of 1996, a $56,843,000 (31%)
increase.

Interest expense is a function of the volume of and the rates paid for interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense increased to $2,072,000 in 1997 or an increase of $560,000 (37%) over the same period in 1996. Of the $560,000 increase, $593,000 was the result of increases due to volume of liabilities which is partially offset by $33,000 as a result of decreased yields on those liabilities. Average interest-bearing liabilities were $211,161,000 for the first three months of 1997 as compared with $158,762,000 for the same three-month period in 1996, a $52,399,000 (33%)
increase.

The Company's net interest margin, the ratio of net interest income expressed as a percent of average interest-earning assets was 5.96% for the three-month period ended March 31, 1997 compared with 5.46% for the same period in 1996. This provides a measurement of the Company's ability to purchase and employ funds profitably during the period being measured. The increase in net interest margin is primarily attributable to growth of loans as a percentage of interest-earning assets.

ASSET AND LIABILITY MANAGEMENT--Asset and liability management is an integral part of managing a financial institution's primary source of income, net interest income. The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating rates. The Company considers its rate-sensitive assets to be those which contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans, investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes and include maturing time certificates of deposit and certain savings and interest-bearing transaction account deposits. The difference between the amount of assets and liabilities that are repricing in
various time frames is called the "gap."   Generally, if repricing assets exceed
repricing liabilities in a time period, the Bank would be "asset-sensitive" and if repricing liabilities exceed repricing assets in a time period the Bank would be "liability-sensitive." The Company generally seeks to maintain a balanced position whereby there is no significant "asset or liability sensitivity" to ensure net interest margin stability in times of volatile interest rates. This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

The Company was moderately "liability-sensitive" with a negative cumulative one year gap of $46,662,000 or 16% of total assets as of March 31, 1997. This compares with the Company being moderately "liability-sensitive" with a negative cumulative one year gap of $42,992,000 or 16% of total assets as of December
31, 1996. In general, based upon the Company's mix of deposits, loans and investments, declines in interest rates would be expected to moderately increase the Company's net interest margin. Increases in interest rates would be expected to have the opposite effect.

The change in net interest income may not, however, always follow the general expectations of an "asset-sensitive" or "liability-sensitive" balance sheet during periods of changing interest rates. This results from interest rates paid changing by differing increments and at different time intervals for each type of rate-sensitive asset and liability.

An additional measure of interest rate sensitivity that the Company monitors is its expected change in earnings. This model's estimate of interest rate sensitivity takes into account an estimate of the differing time intervals and interest rate change increments for each type of rate-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's return on equity. Based upon the March 31, 1997 mix of rate-sensitive assets and liabilities, given an immediate and sustained increase in the federal funds rate of 1%, this model estimates the Company's cumulative return on equity over the next year would decrease by approximately 1%. This compares with a cumulative one year expected decrease in return on equity of less than 1% as of December 31, 1996. While no assurance can be made, both of these measures of interest rate risk indicate that the Company appears not to be subject to significant risk of change in its net interest margin as a result of changes in interest rates.

ALLOWANCE AND PROVISION FOR LOAN LOSSES--The Company maintains an allowance for possible loan losses at a level considered by Management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance for possible loan losses, Management takes into consideration the overall growth trend in the portfolio, examinations by supervisory authorities, internal and external credit reviews, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, general economic conditions and the interest rate environment. The allowance is based on estimates and ultimate future losses may vary from current estimates. It is always possible that future economic or other factors may adversely affect the Company's borrowers, and thereby cause loan losses to exceed the current allowance.

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded loss provisions in the first three month period of 1997 of $240,000 as compared to $160,000 in the same period in 1996. The Company's charge offs, net of recoveries, were $358,000 for the three month period ended March 31, 1997 as compared with $1,000 for the same three-month period in 1996. As of March 31, 1997, the allowance for loan losses was $2,674,000 or 1.4% of total gross loans outstanding. This compares with an allowance for loan losses of $2,792,000 or 1.5% of total gross loans outstanding as of December 31, 1996. The increase in chargeoffs was primarily due to the charge-off taken on the portfolio of lease receivables totalling $275,000.
The increase in loan loss provisions is due to overall growth in the portfolio as well as increased provisions established for certain problem loans as discussed in the section below entitled Asset Quality.

ASSET QUALITY--Management recognizes the importance of asset quality as a key ingredient to the successful financial performance of a Company. The level of nonperforming loans and real estate acquired through foreclosure are two indicators of asset quality. Nonperforming loans are those in which the borrower fails to perform under the original terms of the obligation and are categorized as loans past due 90 days or more, loans on nonaccrual status and restructured loans. Loans are generally placed on nonaccrual status and accrued but unpaid interest is reversed against current year income when interest or principal payments become 90 days past due unless the outstanding principal and interest is adequately secured and, in the opinion of Management, is in process of collection. Additional loans which are not 90 days past due may also be placed on nonaccrual status if Management believes the borrower will not be able to comply with the contractual loan repayment terms and the collection of principal interest is in question.

Management defines impaired loans as those loans, regardless of past due status, in which principal and interest is not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection of principal and interest process has been exhausted. At March 31, 1997, impaired loans were measured using the underlying value of collateral measurement method.

The Company had nonperforming loans at March 31, 1997 of $6,666,000 as compared with $5,568,000 at December 31, 1996. Included in the March 31, 1997 and December 31, 1996 totals respectively, were $5,101,000 and $4,968,000 of loans on nonaccrual status and $1,565,000 and $600,000 of loans 90 days past due that were not on nonaccrual status. The increase in loans 90 days past due that were not on nonaccrual status is a result of a delay in the processing of $1,145,000 in Agriculture loans by March 31, 1997. As of April 30, 1997 the amount noted above has been reduced to $270,000. Of the total nonperforming loans as of March 31, 1997, $3,598,000 were loans that are secured by first deeds of trust on real property. Other forms of collateral such as inventory and equipment secure the remaining nonperforming loans as of that date.

Included in the nonperforming loans is a $3.4 million real estate loan that has been restructured but is still shown as a nonperforming loan. The loan is expected to remain on a nonaccrual status until substantial performance on the loan occurs. The restructured loan matures in 1998. Specific reserves have been established for this loan in the amount of $1,725,000.

The Bank purchased a portfolio of lease receivables in 1994. The company which packages and sells these leases to financial institutions filed a Chapter 11 reorganization in April 1996 and its chief financial officer has been charged by the Securities and Exchange Commission with participating in securities fraud. More than 360 banks nationwide had acquired similar lease receivable contracts. As of February 12, 1997, the Bank signed a settlement agreement in regards to this portfolio of leases that established the projected recovery rate at 78.5% or approximately $1,006,000. On March 31, 1997, the Bank charged off $275,000 against its allowance for loan losses and the remaining balance of $1,006,000 remains on nonaccrual.

The Bank closely monitors its loans classified by the regulatory agencies and such loans totaled $10,239,000 at December 31, 1996, as compared to $ 10,540,000 as of March 31, 1997.

Additionally as of March 31, 1997 and December 31, 1996, the Company had
$1,466,000 in real estate acquired through foreclosure.   Such properties are
carried at the lower of their estimated market value, as evidenced by independent appraisals, or the recorded investment in the related loan. At foreclosure, if the fair value of the real estate is less than the Company 's recorded investment in the related loan, a charge is made to the allowance for
possible loan losses.   On April 30, 1997, the Company sold one of the two
properties held in other real estate owned, reducing the balance of real estate acquired through foreclosure to $416,000. The same transaction also reduced short term borrowings in the amount of $770,000. The remaining property is expected to be sold during 1997.

Total nonperforming loans represented 27% of the allowance for loan losses and total equity capital as of March 31, 1997.

This compares with nonperforming loans of 23% of the allowance for loan losses and total equity capital as of December 31, 1996.

The Company's loan portfolio (including the loans for the newly acquired thrift) consists primarily of commercial loans, agriculture loans, real estate mortgage loans, real estate construction loans and consumer installment loans. The composition of the portfolio as of March 31, 1997 was as follows: commercial loans (21%), agriculture loans (17%), real estate construction loans (8%), real estate mortgage loans (32%) and consumer loans (23%). The largest segment within the agriculture portfolio is the Bank's dairy loans. Dairy loans comprised 13% of the loan portfolio as March 31, 1997. The above referenced loan portfolio mix has not materially changed from the end of the prior year.

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

NONINTEREST INCOME--Total noninterest income increased by $163,000 (28%) for the three-month period ended March 31, 1997 as compared with the same period in 1996. Service charges on deposit accounts increased by $56,000 (20%), income from the sale of real estate held for sale or development decreased by $1,000 and other income increased by $108,000 (38%). The primary reasons for the increase in other income are increases in income from loan servicing income, retail investment sales, and income from Capital West Group.

NONINTEREST EXPENSE--Noninterest expenses increased by $887,000 (38%) for the three-month period ended March 31, 1997 as compared with the same period in 1996. Salaries and related benefits increased by $358,000 (30%), occupancy expenses increased $122,000 (78%), equipment expenses increased $55,000 (24%), marketing expenses increased by $69,000 (78%) and other expenses increased by $283,000 (52%). The expense increases are the result of expansion including expenses associated with the newly purchased thrift, the opening of two full service branch offices in late 1996 and one full service branch office in the second quarter of 1996, and the establishment of Capital West Group.

PROVISION FOR INCOME TAXES--The Company's provision for income taxes was $270,000 for the three-month period ended March 31, 1997 as compared with $295,000 for the same three-month period in 1996. Effective tax rates were 34% and 37% respectively. The effective tax rate has been reduced due to the purchase of limited partnership investments in low income affordable housing projects prividing the investor with affordable housing income tax credits. The Company had investments in these partnerships of $2,700,000 as of March 31, 1997 and December 31, 1996.

OTHER FINANCIAL INFORMATION--The Company has entered into an agreement to relocate its administrative office and its Downtown Branch to the corner of M & Main Street in downtown Merced, California. Central administrative support and certain loan departments will be relocated to this site as well. Construction has commenced and completion of the facility is expected by Fall 1997. Anticipated costs of this project are currently estimated at $4,750,000. The facility is a three-story building of approximately 29,000 square feet.

SELECTED STATISTICAL INFORMATION

The following tables on pages 11 through 18 present certain statistical information concerning the business of the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" at ITEM 2 starting on page 6 of this document. The Company has not engaged in any foreign activities. Statistical information below is generally based on average daily amounts.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS


                                                   Three Months ended                           Three Months ended
                                                      March 31, 1997                               March 31, 1996
                                                   ------------------                           ------------------
                                                       Interest        Average                      Interest         Average
                                         Average       Income/         Interest       Average       Income/          Interest
                                         Balance       Expense         Rate (4)       Balance       Expense          Rate (4)
                                        ---------      ---------       --------      ---------     ----------        --------
ASSETS
Federal funds sold                      $   3,589      $      45          5.09%      $   4,299      $      56          5.28%
Taxable investment securities              47,994            810          6.85%         41,458            716          7.00%
Nontaxable investment securities (1)        4,195             59          5.70%          4,412             59          5.41%
Loans, gross (2)                          184,418          4,687         10.31%        133,175          3,419         10.41%
                                        ---------------------------------------       ---------------------------------------
  Total interest earning assets:          240,196          5,601          9.46%        183,353          4,250          9.40%
Allowance for loan losses                 (2,977)                                      (1,743)
Cash and noninterest-bearing
  deposits at other banks                  10,806                                        9,811
Premises and equipment, net                 7,334                                        4,268
Interest receivable and other assets       15,516                                        7,642
                                        ---------                                     --------
  Total Assets                          $ 270,875                                   $  203,331
                                        ---------                                     --------
                                        ---------                                     --------

LIABILITIES AND SHAREHOLDERS EQUITY
Negotiable order of Withdrawal          $  33,368             78          0.95%     $   27,928             64          0.91%
Savings deposits                          112,564          1,122          4.04%         99,965          1,036          4.20%
Time deposits                              59,415            799          5.45%         30,009            400          5.41%
Other borrowings                            5,814             73          5.09%            860             12          5.65%
                                        ---------------------------------------     ----------------------------------------
Total interest-bearing liabilities        211,161          2,072          3.98%        158,762          1,512          3.86%

Noninterest-bearing demand deposits        32,871                                       28,507
Accrued interest, taxes and
 other liabilities                          5,432                                          599
                                        ---------                                     --------
  Total Liabilities                       249,464                                      187,868

  Total shareholders' equity               21,411                                       15,463
                                        ---------                                     --------
  Total Liabilities and shareholders'
   equity                               $ 270,875                                   $  203,331
                                        ---------                                     --------
                                        ---------                                     --------
Net interest income and margin (3)                     $   3,529          5.96%                     $   2,738          5.46%

______________________________
(1)  Interest on municipal securities is not computed on tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $233,000 and $222,000 for the periods included.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following tables set forth, for the periods indicated, a summary of the changes in average asset and liability balances and interest earned and interest paid resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The changes in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each. Nonaccruing loans are included in the table for computational purposes, but the nonaccrued interest thereon is excluded.

NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE


                                            March 31, 1997 vs. March 31, 1996
                                           ------------------------------------
                                           Due to          Due to         Total
                                           Volume           Rate         Change
                                           ------           ----        -------
                                             (Dollar amounts in thousands)

Interest Income:
  Taxable Investment securities           $   110        $   (16)      $     94
  Tax-exempt investment securities (1)         (3)             3              -
  Federal funds sold                           (9)            (2)           (11)
  Loans, gross (2)                          1,302            (34)         1,268
                                           ------        -------        -------
   Total                                    1,400            (49)         1,351


Interest Expense:
  NOW                                     $    13        $     1        $    14
  Savings deposits                            123            (37)            86
  Time deposits                               395              4            399
  Other borrowings                             62             (1)            61
                                           ------        -------        -------
   Total                                      593            (33)           560

Net Interest Income                       $   807        $   (16)       $   791
                                           ------        -------        -------
                                           ------        -------        -------


______________________________
(1) Interest on municipal securities is not computed on a tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $233,000 and $222,000 for the periods included.

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

                                                                        March 31, 1997
                                                                    By Repricing Interval
                                       --------------------------------------------------------------------------------------
                                                       After three    After one
                                                          months,        year,
                                       Within three     within one    within five    After five   Noninterest-
                                          months          year           years          years     bearing funds       Total
                                       ------------       ----           -----          -----     -------------       -----
ASSETS
Time deposits at other institutions     $     991     $      297     $      -      $         -      $     -      $     1,288
Investment securities                       7,671          7,029          6,875         35,927            -           57,502
Loans                                     115,133         22,185         40,941          9,796            -          188,055
Other interest-bearing assets                 -            3,172            -              -              -            3,172
Noninterest-earning assets
  and allowances for loan losses              -              -              -              -           35,867         35,867
                                        ---------      ---------      ---------      ---------      ---------      ---------
Total Assets                              123,795         32,683         47,816         45,723         35,867     $  285,884
                                                                                                                  ----------
                                                                                                                  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Savings, money market & NOW deposits      146,905            -              -              -           35,179        182,084
Time deposits                              14,591         34,691         15,880            200            -           65,362
Other interest-bearing liabilities          4,523          2,430          5,330            105            -           12,388
Other liabilities and Shareholders'
 equity                                       -              -              -              -           26,050         26,050
                                        ---------      ---------      ---------      ---------      ---------      ---------
Total liabilities and shareholders'
 equity                                   166,019         37,121         21,210            305         61,229     $  285,884
                                                                                                                  ----------
                                                                                                                  ----------
Interest rate sensitivity
 Gap                                      (42,224)        (4,438)        26,606         45,418    $   (25,362)
                                        ---------      ---------      ---------      ---------      ---------
                                                                                                    ---------
Cummulative interest rate
 Sensitivity Gap                      $   (42,224)   $   (46,662)    $  (20,056)    $   25,362
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------



ITEM II.  INVESTMENT PORTFOLIO

Securities classified available for sale and held to maturity as of March 31, 1997, and December 31, 1996, 1995 and 1994. The following table sets forth the fair value of investment securities at the dates indicated:

FAIR VALUE OF INVESTMENT SECURITIES



                                                                Fair Value                    Fair Value
                                                                 March 31                     December 31
                                                                 ------------   -----------------------------------
                                                                  1997            1996           1995          1994
                                                                  ----            ----           ----          ----
                                                                                (Amount in thousands)
U.S. Treasury, U.S. Government agencies and corporations         $ 5,599       $  17,711      $  22,521      $ 20,593
Obligations of states and political subdivisions                   4,254           4,271          4,297         6,571
Mortgage-backed securities                                        34,669          20,751         17,932         8,175
Other securities                                                   1,524             645            552           487
                                                                --------       ---------      ---------      --------
Total                                                           $ 46,046       $  43,378      $  45,302      $ 35,826
                                                                --------       ---------      ---------      --------
                                                                --------       ---------      ---------      --------


SECURITIES HELD TO MATURITY
                                                                     March 31, 1997
                                                                     --------------
                                                                Book Value     Fair Value
                                                                ----------     ----------
U.S. Treasury, U.S. Government agencies and corporations        $  11,456      $  11,058
                                                                ---------      ---------
                                                                ---------      ---------



The following table sets forth the maturities of investment securities at March 31, 1997 and the weighted average yields of such securities calculated on the basis of the cost and effective yields based on the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

SECURITIES AVAILABLE FOR SALE-FAIR VALUE AND MATURITY DISTRIBUTION


                                                                         Stated Maturity
                                         --------------------------------------------------------------------------
                                          Within One Year    One to Five Years   Five to Ten Years  Over Ten Years
                                         -----------------   -----------------   -----------------  ---------------
                                         Amount     Yield    Amount     Yield    Amount     Yield   Amount    Yield     Total
                                         ------     -----    ------     -----    ------     -----   ------    -----    -------
                                                                   (Dollar amounts in thousands)
U.S. Treasury and other U.S. government
  agencies and corporations              $      -       -    $  4,299   7.01%    $    978   7.55%   $   322   7.75%    $  5,599
State and political subdivisions            1,163   7.51%       2,309   4.54%         822   4.87%         -               4,294
Mortgage-backed securities(1)               5,096   6.94%         309   7.74%         300   8.10%    28,964   7.35%      34,669
                                         --------            --------            --------           -------
Equity Securities                                                                                                         1,574
                                                                                                                       --------
 Total                                   $  6,249            $  6,917            $  2,100           $29,286            $ 46,086
                                         --------            --------            --------           -------            --------
                                         --------            --------            --------           -------            --------

SECURITIES HELD TO MATURITY

U.S. Treasury and other U.S. government
agencies and corporations                       -       -           -       -       7,054   6.94%     4,412   7.41%    $ 11,456
                                                                                                                       --------
                                                                                                                       --------

______________________________

(1) Mortgage-backed securities are shown in this table at the contractual maturity dates.

The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

ITEM III.  LOAN PORTFOLIO

The following table shows the composition of the loan portfolio at the dates indicated.


LOANS OUTSTANDING

                                           March 31           December 31
                                         -----------   -----------------------------
                                             1997        1996         1995       1994
                                             ----        ----         ----       ----
                                                 (Dollar amounts in thousands)
Commercial, financial, and agricultural  $  70,894   $  71,786    $  65,563    $ 55,827
Real estate--construction                   14,796      13,923       12,006      11,726
Real estate--mortgage                       59,869      57,098       42,128      34,743
Installment                                 42,496      40,440       14,039      11,304
                                         ---------   ---------    ---------   ---------
  Total                                    188,055     183,247      133,736    113,600



The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to certain underwriting practices. They include analysis of prior credit histories, financial statements, tax returns and cash flow projections of its potential borrowers as well as obtaining independent appraisals on real property and chattel taken as collateral and audits of accounts receivable or inventory pledged as security.

The Company also has an internal loan review system as well as periodic external reviews. The results of these external reviews are assessed by the Company's audit committee. Collection of delinquent loans is generally the responsibility of the Company's credit administration staff. However, certain problem loans may be dealt with by the originating loan officer. The Board of Directors reviews the status of delinquent and problem loans on a monthly basis. The Company's underwriting and review practices notwithstanding, in the normal course of business, the Company expects to incur loan losses in the future.

The table that follows shows the maturity distribution of the portfolio of commercial, financial, and agricultural loans and real estate construction loans on March 31, 1997, as well as sensitivity to changes in interest rates.




                                                              March 31, 1997
                                              ------------------------------------------------------
                                               Within        One to           Over
                                              One Year     Five Years     Five Years        Total
                                              ---------    -----------    -----------       ------
                                                             (Amounts in thousands)
COMMERCIAL, FINANCIAL AND AGRICULTURAL
Loans with floating rates                    $  42,617      $  14,847       $  5,305     $  62,769
Loans with predetermined rates                     412          6,687          1,030         8,129
                                             ---------      ---------        -------       -------
  Subtotal                                      43,029         21,534          6,335        70,898
Real Estate--Constuction
Loans with floating rates                        7,650          5,898              -        13,548
Loans with predetermined rates                     335              -            913         1,248
                                             ---------      ---------        -------       -------
  Subtotal                                       7,985          5,898            913        14,796
Real Estate--Mortgage                            5,784         40,777         13,307        59,868
Installment                                      5,251         32,206          5,036        42,493
                                             ---------      ---------        -------       -------
  Total                                      $  62,049      $ 100,415       $ 25,591     $ 188,055
                                             ---------      ---------        -------       -------
                                             ---------      ---------        -------       -------


ITEM IV.  NONPERFORMING ASSETS

The following table summarizes the Company's nonaccrual, 90 days or more past due and restructured loans and other real estate owned.

NONPERFORMING ASSETS

                                                 March 31                December 31
                                                ---------     --------------------------------------
                                                  1997          1996          1995           1994
                                                  ----          ----          ----          -----
                                                             (Amounts in thousands)
Nonaccrual loans                              $  5,101       $  4,968       $  4,626        $  653
Accruing loans past due 90 days or more          1,565            600            224            46
Restructured performing loans                    1,454          1,456              -             -
Other real estate owned                          1,466          1,466             47             -
                                               -------        -------        -------        ------
                                              $  9,586       $  8,490       $  4,897        $  699
                                               -------        -------        -------        ------
                                               -------        -------        -------        ------




The provision for loan losses represents Management's determination of the amount necessary to be added to the allowance for loan losses to bring it to a level which is considered adequate in relation to the risk of foreseeable losses inherent in the loan portfolio. Upon determination of a specific loss in the portfolio, an adjustment to the loan loss reserve is made.

In making this determination, Management takes into consideration the overall growth trend in the loan portfolio, examinations of bank supervisory authorities, internal and external credit reviews, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, general and local economic conditions and the interest rate environment. The normal risks considered by Management with respect to real estate construction loans include fluctuations in real estate values, the demand for housing and the availability of permanent financing in the Company's market area and the home buyers' ability to obtain permanent financing. The normal risks considered by Management with respect to real estate mortgage loans include fluctuations in the value of real estate. The normal risks considered by Management with respect to agricultural loans include the fluctuating value of the collateral, changes in weather conditions and the availability of adequate water resources in the Company's local market area. Additionally, the Company relies upon data obtained through independent appraisals for significant properties in specific identification of loss exposure in nonperforming loans.

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

The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                        March 31                                  December 31
                                        --------                                  -----------
                                          1997                    1996                1995                      1994
                                          ----                    ----                ----                      ----
                                                                         (Dollar amounts in thousands)
                                  Amount      %           Amount        %        Amount          %           Amount       %
                                  ------    ------        ------      ------     ------        ------        ------     ------
Commercial, financial and
   agricultural                  $  802      30%        $   840         39%      $  944          49%         $  898       49%
Real estate - construction        1,364      51%          1,421          8%         708           9%            218       10%
Real estate - mortgage              214       8%            219         31%           -          31%            376       31%
Installment                         294      11%            312         22%          49          11%            129       10%
                                    ---      ---            ---         ---          --          ---            ---       ---
   Total                         $2,674     100%        $ 2,792        100%      $1,701         100%         $1,621      100%
                                 ------     ----        -------        ----      ------         ----         ------      ----
                                 ------     ----        -------        ----      ------         ----         ------      ----



RECONCILIATION OF RESERVE FOR POSSIBLE LOAN LOSSES


                                                                 March 31,             December 31,
                                                                 ---------    ----------------------------
                                                                   1997        1996      1995       1994
                                                                   ----        ----      ----       ----
Balance at Beginning of Period                                  $  2,792   $  1,701    $  1,621     $  1,747
Due to Acquistion of Thrift                                            -        148           -            -
Provision for Possible Loan Losses                                   240      1,513         228            -
CHARGE-OFFS:
    Commercial, Financial, and Agricultural                          341        518         160          206
    Real Estate--Construction                                          -          -           -            -
    Real Estate--Mortgage                                              -          -           -            -
    Installment Loans to Individuals                                  77        140          63           42
                                                                --------   --------    --------     --------
      Total Loans Charged Off                                        418        658         223          248
RECOVERIES:
    Commercial, Financial and Agricultural                            56         27          66           99
    Real Estate--Construction and Land Development                     -          -           -            8
    Real Estate--Mortgage                                              -          -           -
    Installment Loans to Individuals                                   4         61           9           15
                                                               ---------  ---------   ---------    ----------
      Total Recoveries                                                60         88          75          122
  Net Loans Charged Off                                              358        570         148          126
                                                               ---------  ---------   ---------  -----------
Balance at End of Period                                      $    2,674  $   2,792   $   1,701    $   1,621
                                                               ---------  ---------   ---------    ----------
                                                               ---------  ---------   ---------    ----------
LOANS:
   Average Loans Outstanding During Period, Gross             $  184,418  $ 157,098   $ 120,620    $ 110,690
  Total Loans at End of Period, Gross                         $  188,055  $ 183,247   $ 133,736    $ 113,600



OTHER INTEREST-BEARING ASSETS
The following table relates to other interest bearing assets not disclosed above for the dates indicated. This item consists of a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. The plan is informally linked with universal life insurance policies totaling $3,839,000 for the salary continuation plan.



                                            March 31                        December 31
                                            --------            -----------------------------------
                                              1997                1996           1995          1994
                                              ----                ----           -----         ----
                                                                   (Dollar amounts in thousands)
Cash surrender value of life insurance       $3,172               $3,134         $1,290        $  288
                                             ------               ------         ------        ------

                                      16

ITEM V.  DEPOSITS

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the dates indicated:



                                         March 31                                   December 31
                                         --------               ---------------------------------------------------------------
                                            1997                 1996                    1995                   1994
                                            ----                 ----                    ----                   ----
                                                                           (Amounts in thousands except yield)
                                          Amount      Yield      Amount      Yield      Amount     Yield       Amount    Yield
                                         -------      -----      ------      -----     -------     -----       ------    -----
Noninterest-bearing demand deposits     $  32,871          -   $  30,549         -    $  26,478         -    $  25,326       -
Interest-bearing demand deposits           33,368      0.94%      29,376     0.91%       26,192     0.91%       25,126    0.94%
Savings deposits                          112,564      3.99%     104,938     4.15%       91,509     4.60%       66,517    3.45%
Time deposits under $100,000               50,809      5.27%      34,408     5.26%       19,073     4.84%       27,259    3.82%
Time deposits $100,000 and more             8,607      5.47%       6,586     5.43%        6,358     5.17%        7,160    3.78%
                                        ---------              ---------              ---------              ---------
      Total deposits                    $ 238,219              $ 205,857              $ 169,610              $ 151,388
                                        ---------              ---------              ---------              ---------
                                        ---------              ---------              ---------              ---------



MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 1997 and December 31, 1996 are summarized as follows:

                                     March 31,1997    December 31, 1996
                                     ------------     -----------------
                                             (In thousands)
Remaining Maturity:
Three months or less                    $  1,915            $   2,230
Three through twelve months               10,171                2,325
 Over twelve months                        5,378                2,055
                                         -------             --------
    Total                               $ 17,464            $   6,610
                                         -------             --------
                                         -------             --------

SHORT-TERM BORROWINGS
Short-term borrowings outstanding as of the period indicated and their related weighted average interest rates were:

                                          March 31             December 31
                                            1997                  1996
                                       --------------        -----------------
Dollars in thousands                   Amount    Rate        Amount      Rate
--------------------                   ----------------------------------------

Federal funds purchased                $ 1,000   6.97%             -
Securities sold under
  repurchase agreements                  4,870   5.63%             -
Other                                    1,083   9.64%           110      8.75%
                                       -------                ------
                                       $ 6,953               $   110
                                       -------                ------
                                       -------                ------

Federal funds purchased generally mature daily. Securities sold under repurchase agreements generally mature within 1 to 135 days or are due upon demand. On April 30, 1997, the Company reduced other short-term liabilities with an interest rate of 10% by $770,000.

LONG-TERM BORROWINGS
Long-term borrowings outstanding as of the period indicated and their related weighted average interest rates were:

                                          March 31             December 31
                                            1997                  1996
                                       --------------        -----------------
Dollars in thousands                   Amount    Rate        Amount      Rate
--------------------                   ----------------------------------------


Federal Home Loan Bank                 $ 5,105   5.48%       $  106       7.58%
Other                                      330   8.75%        1,429       9.42%
                                       -------               ------
                                       $ 5,435               $1,535
                                       -------               ------
                                       -------               ------

ITEM VI.  RETURN ON EQUITY AND ASSETS

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

                                  Three months ended         Year ended
                                       March 31              December 31
                                  ------------------  --------------------------
                                         1997          1996      1995      1994
                                         ----          ----      ----      ----
Return on average assets                  .76%         0.88%     0.18%     1.05%
Return on average equity                 9.72%        11.05%     2.16%    12.81%
Dividend payout ratio                      -            .05%        -         -
Average equity to average assets         7.90%         7.96%     8.33%     8.17%

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this Form 10-Q:

                                                                                         Sequentially
Exhibit                                                                                    Numbered
Number   Exhibit                                                                             Page
-------  -------                                                                         ------------
  2.0    Agreement Plan of Acquisition dated March 22, 1996 by and between                    *
         Capital Corp and Town and Country Finance and Thrift (filed as
         Exhibit to Company's Form S-4 filed with the SEC on or about May 31, 1996)

  3.1    Articles of Incorporation (filed as Exhibit 3.1 of the Company's                     *
         September 30, 1996 Form 10Q filed with the SEC on or about November 14, 1996).

  3.2    Bylaws (filed as Exhibit 3.2 of the Company's September 30, 1996 Form 10Q            *
         filed with the SEC on or about November 14, 1996).





  10     Employment Agreement between Thomas T. Hawker and Capital Corp. (filed as            *
         Exhibit 10 of the Company's 1996 Form 10K filed with the SEC on or about
         March 31, 1997)

 10.1    Administration Construction Agreement (filed as Exhibit 10.4 of the Company's        *
         1995 Form 10K filed with the SEC on or about March 31, 1996).

 10.2    Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995 Form 10K filed        *
         with the SEC on or about March 31, 1996).

 10.3    401(k) Plan (filed as Exhibit 10.7 of the Company's 1995 Form 10K filed with the     *
         SEC on or about March 31, 1996).

 10.4    Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company's 1995           *
         Form 10K filed with the SEC on or about March 31, 1996).

 11      Statement Regarding the Computation of Earnings Per Share is incorporated herein by reference from Note 1 of the Company's Consolidated Financial Statements.

  *      Denotes documents which have been incorporated by reference.




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

                                Capital Corp of the West


                                /s/ Thomas T. Hawker
                                -----------------------------------
                                Thomas T. Hawker
                                President &  Chief Executive Officer


                                /s/ Janey Boyce
                                -----------------------------------
                                Janey Boyce
                                Senior Vice President & Chief Financial Officer

Dated: May 12, 1997