Form 10-Q
period 1997-06-30
CAPITAL CORP OF THE WEST
filed 1997-08-15
CIK 1004740

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE  ACT OF 1934 [FEE REQUIRED]
          For the Period Ended June 30, 1997
          Commission File Number: 0-27384
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

The number of shares outstanding of the Registrant's common stock, no par value, as of June 30, 1997 was 2,615,947. No shares of preferred stock, no par value, were outstanding at June 30, 1997.

                           CAPITAL CORP OF THE WEST
                              Table of Contents


PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements
          Consolidated Balance Sheets                                       2
          Consolidated Statements of Income                                 3
          Consolidated Statements of Cash Flows                             4
          Notes to Consolidated Financial Statements                        5
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                                 26
Item 2.  Changes in Securities                                             26
Item 3.  Defaults Upon Senior Securities                                   26
Item 4.  Submission of Matters to a Vote of Security Holders               26
Item 5.  Other Information                                                 26
Item 6.  Exhibits and Reports on Form 8-K                                  26

SIGNATURES                                                                 27

                            CAPITAL CORP OF THE WEST
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                           06/30/97  12/31/96   06/30/96
                                                           --------  --------   --------
                                                                  (In thousands)
                               ASSETS
Cash and noninterest-bearing deposits in other
 banks                                                      $13,414   $12,982    $17,451
Time Deposits with other banks                                  266     3,101          0
Federal Funds Sold                                            7,775     3,735        575
Investment securities:
     Available-for-sale securities, at fair value            42,747    43,378     41,211
     Held-to-maturity securities at amortized cost,
      market value of $11,324,000 at June 30, 1997           11,451         0          0
Mortgage loans held for sale                                      0       880        865
Loans, net of allowance for loan losses of $2,268,000 at
 June 30, 1997, $2,792,000 at December 31, 1996; and
 $2,064,000 at June 30, 1996                                193,092   180,455    161,988
Interest receivable                                           2,041     1,879      1,799
Premises and equipment, net                                   9,429     6,266      4,827
Other assets                                                 12,809    13,313     11,092
                                                           --------  --------   --------
     Total assets                                          $293,024  $265,989   $239,808
                                                           --------  --------   --------
                                                           --------  --------   --------
                            LIABILITIES
Deposits:
     Noninterest-bearing demand                             $33,263   $39,157    $35,082
     Negotiable orders of withdrawal                         36,829    34,303     26,920
     Savings                                                116,220   111,285    106,063
     Time, under $100,000                                    49,047    42,053     39,548
     Time, $100,000 and over                                 22,319    11,547      8,004
                                                           --------  --------   --------
     Total Deposits                                         257,678   238,345    215,617

Federal funds purchased and securities sold                   5,722         0      1,500
Short-term borrowings                                         8,467       110          0
Long-term borrowings                                            105     1,535        106
Accrued interest, taxes and other liabilities                    88     5,025      3,258
                                                           --------  --------   --------
     Total liabilities                                      272,060   245,015    220,481

                       SHAREHOLDERS' EQUITY
Preferred stock, no par value; 15,000,000 shares
 authorized, none outstanding                                    0         0          0
Common stock, no par value; 30,000,000 shares
 authorized, 2,615,947 issued and outstanding at
 June 30, 1997; 2,601,711 issued and outstanding
 at December 31, 1996; and 2,599,557 issued
 and outstanding at June 30, 1996                            15,664    15,321     15,298
Retained earnings                                             5,273     5,722      4,514
Investment securities unrealized gains (losses), net             27       (69)      (485)
                                                           --------  --------   --------
     Total Shareholders' Equity                              20,964    20,974     19,327
                                                           --------  --------   --------
     Total Liabilities and Shareholders' Equity            $293,024  $265,989   $239,808
                                                           --------  --------   --------
                                                           --------  --------   --------

                                see accompanying notes


                            CAPITAL CORP OF THE WEST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ending                       Six Months Ending
                                                       6/30/97         6/30/96                 6/30/97          6/30/96
                                              ------------------    ------------------  -----------------   -------------------
                                              (In Thousands Except for Per Share Data)  (In Thousands Except for Per Share Data)

Interest Income
  Interest and fees on loans                              $4,943         $3,647                 $9,630           $7,067
 Interest on investment securities
   Taxable                                                   917            589                  1,727            1,304
   Nontaxable                                                 49             62                    108              121
 Interest on federal funds sold                               47             15                     92               71
                                                        --------       --------               --------          -------
   Total Interest Income                                   5,956          4,313                 11,557            8,563


Interest Expense
 Deposits
  Negotiable orders of withdrawal                             80             64                    158              127
  Savings                                                  1,150          1,025                  2,272            2,061
  Time, under $100,000                                       724            315                  1,417              622
  Time, $100,000 or more                                     193             91                    299              185
 Other                                                       188             35                    261               47
                                                        --------       --------               --------          -------
   Total Interest Expense                                  2,335          1,530                  4,407            3,042

Net Interest Income                                        3,621          2,783                  7,150            5,521
Provision for loan losses                                  3,236            150                  3,476              310
                                                        --------       --------               --------          -------
Net interest income after provision for loan losses          385          2,633                  3,674            5,521


Other income
 Service charges on deposit accounts                         396            320                    733              601
 Income from real estate held for sale or development        504             68                    511               76
Other                                                        312            296                    702              578
                                                        --------       --------               --------          -------
   Total Other Income                                      1,212            684                  1,946            1,255


Other Expenses
 Salaries and related benefits                             1,487          1,454                  3,031            2,640
 Bank premises and occupancy                                 297            184                    576              341
 Equipment                                                   348            251                    635              484
 Professional fees                                           119            190                    260              332
 Marketing                                                   152            106                    311              196
 Other                                                     1,777            668                  1,607            1,213
                                                        --------       --------               --------          -------
   Total Other Expenses                                    3,180          2,853                  6,420            5,206


Income (loss) before income taxes                         (1,583)           464                   (800)           1,206
Provision (benefit) for income taxes                        (640)           168                   (370)             463
                                                        --------       --------               --------          -------
Net Income (Loss)                                           (943)           296                   (430)             797
                                                        --------       --------               --------          -------
                                                        --------       --------               --------          -------

Net Income (Loss) Per Share                              $ (0.36)       $  0.13                $ (0.17)         $  0.36
                                                        --------       --------               --------          -------
                                                        --------       --------               --------          -------



                                                  See accompanying notes

                                       CAPITAL CORP OF THE WEST
                               STATEMENTS OF CONSOLIDATED CASH FLOWS
                                            (UNAUDITED)

                                                        6 Months Ended    6 Months Ended
                                                           06/30/97          06/30/96
                                                                (In thousands)
                                                        ---------------   --------------
Operating activities:
 Net income                                                $  (430)           $   797
  Adjustments to reconcile net income to net
   cash provided by operating
  Provision for loan losses                                  3,476                310
  Depreciation, amortization and accretion, net                713                609
  Provision (benefit) for deferred income taxes                (35)               (59)
  Gain on sale of premises and equipment                         0                (80)
Net (increase) decrease in interest receivable
 and other assets                                             (656)            (3,854)
Net decrease (increase) in mortgage loans held for sale        880               (364)
Net increase in deferred loan fees                              63                  3
Net increase in accrued interest payable and
 other liabilities                                          (2,686)             3,443
                                                          ---------           --------

Net cash provided by operating activities                    1,325              1,006

Investing activities:
 Investment security purchases                             (24,520)            (7,699)
  Proceeds from maturities of investment securities         10,264              1,757
  Proceeds from sales of investment securities               6,155              8,472
  Proceeds from sales of commercial and
   real estate loans                                         1,250              1,941
  Net increase in loans                                    (17,427)           (32,327)
  Purchases of premises and equipment                       (3,680)            (1,054)
  Construction of real estate held for
   sale or development                                           0              (504)
  Proceeds from sales of real estate held
   for sale or development                                   1,050                135
                                                          ---------           --------

Net cash (used) by investing activities                    (26,908)           (29,279)
Financing activities:
Net increase in demand, NOW and savings deposits             1,567              3,783
Net increase in certificates of deposit                     17,766             19,233
Net increase in other borrowings                            10,398                  0
Issuance of common stock for acquisition                         0              3,969
Exercise of stock options and purchases for benefit plans      341                347
Cash in lieu of fractional shares                              (17)                 0
                                                          ---------           --------

Net cash provided by financing activities                   30,055             27,332

Net increase (decrease) in cash and cash equivalents         4,472               (941)

Cash and cash equivalents at beginning of year              16,717             18,967
                                                          ---------           --------
Cash and cash equivalents at end of quarter                $21,189            $18,026
                                                          ---------           --------
                                                          ---------           --------

Supplementary Disclosure of noncash investing and
 Financing activities:
  Investment securities unrealized gains                       190              1,306


                                       See accompanying notes

                            CAPITAL CORP OF THE WEST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 1997, DECEMBER 31, 1996 AND JUNE 30, 1996
                                   (Unaudited)


GENERAL-COMPANY

    Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is the holder of all of the capital stock of Country Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). During 1996 the Company formed Capital West Group, a new subsidiary that engages in the financial institution advisory business but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 30,000,000 shares of Common Stock, no par value and 10,000,000 shares of Preferred Stock. As of June 30, 1997 there were 2,615,947 common shares outstanding, held of record by approximately 1,300 shareholders. There were no preferred shares outstanding at June 30, 1997. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, and the Bank's subsidiaries, Capital West Group and the Thrift, unless the context otherwise requires.

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

GENERAL-THRIFT

    The Company acquired the Thrift on June 28, 1996 for a combination of cash and stock with an aggregate value of approximately $5.8 million. The Thrift is an industrial loan company with four offices. It specializes in direct loans to the public and the purchase of financing contracts principally from automobile dealerships and furniture stores. It was originally incorporated in 1957. Its deposits (technically known as investment certificates or certificates of deposit rather than deposits) are insured by the FDIC up to applicable limits.

BANK'S INDUSTRY & MARKET AREA

    The Bank engages in general commercial banking business primarily in Merced, Tuolomne and Stanislaus Counties. The Bank has nine branch offices: two in Merced with the branch located in north Merced currently designated as the head office, and offices in Atwater, Turlock, Hilmar, Sonora, Los Banos, and two offices in Modesto opened in late 1996. The Company's administrative headquarters are located in three separate suites in the same office complex. The administrative facilities also provides accommodations for the activities of MAID, the Bank's wholly owned real estate development subsidiary. Although approved to be a full service branch banking office, the administrative headquarters facility is presently used solely as the Company's corporate headquarters. Effective July 15, 1995 the Company entered into an agreement to relocate its existing administrative office and an existing branch in downtown Merced to a new facility in downtown Merced. Construction began in the summer of 1996 and is expected to be complete in late summer of 1997.
The estimated construction cost of the new 29,000 square foot facility including a parking structure is estimated at approximately $4.7 million. In conjunction with the construction of the facility, the Merced Redevelopment Agency has provided the Company with an interest-free loan in the amount of $3.0 million. The loan, originally scheduled to mature on July 8, 1997, was extended until October 1, 1997. For the interim period of extension, an interest rate of 6% is being charged on the loan. It is anticipated that upon completion of the facility, a permanent mortgage loan will be obtained from an unaffiliated lender. The Thrift engages in general consumer lending business primarily in Stanislaus, Fresno and Tulare counties from its main office in Turlock; and branch offices located in Modesto, Visalia, and Fresno.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS.

    The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

FINANCIAL CONDITION

    Total assets at June 30, 1997 were $293,024,000, an increase of $27,035,000 or 10% compared with total assets of $265,989,000 at December 31, 1996, and an increase of $53,216,000 or 22% compared with total assets of $239,808,000 at June 30, 1996. Net loans were $193,092,000 at June 30, 1997, an increase of 12,637,000 or 7.6% compared with net loans of $180,455,000 on December 31, 1996, and an increase of $31,104,000 or 19.2% compared with net loans of $161,988,000 at June 30, 1996. The growth of the Company from June 30, 1996 to June 30, 1997 was primarily the result of the the opening of two branch offices of County Bank within that period.

    The allowance for loan losses was $2,268,000 at June 30, 1997, representing a decrease of 18.8% of the allowance at December 31, 1996 but an increase of 9.9% of the allowance at June 30, 1996. The allowance at June 30, 1997 represented 1.16% of total loans, compared with 1.52% of total loans at December 31, 1996. Nonperforming loans at June 30, 1997 decreased by $3,663,000 from December 31, 1996, moving from 3.04% of total loans to
 .98% of total loans. In addition, the allowance for loan losses as a percentage of nonperforming loans increased from 50.14% at December 31, 1996 to 119.06% at June 30, 1997.

    Deposits were $257,678,000 at June 30, 1997, an increase of $19,333,000 or 8% compared with deposits of $238,345,000 at December 31, 1996, and an increase of $42,061,000 or 20% compared with deposits of $215,617,000 at June 30, 1996.

    Total shareholders' equity was $20,964,000 at June 30, 1997, a decrease of $10,000 (less than 1%) from $20,974,000 at December 31, 1996, and an 8%
increase from $19,327,000 at June 30, 1996.

RESULTS OF OPERATIONS

  SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

    OVERVIEW. For the six months ended June 30, 1997, the Company reported a net loss of $430,000 compared with net income of $797,000 for the six months ended June 30, 1996. Earnings (loss) per share were ($.17) and $.36, respectively, after adjustments for a 5% stock dividend in August 1996 and a three-for-two split in May 1997. The annualized return (loss) on average assets was (.31%) for the first six months of 1997 compared with .78% for the same six months in 1996. The Company's annualized return (loss) on average equity was (3.97%) and 10.74% for the six months ended June 30, 1997 and 1996, respectively. The decreases in earnings per share, return on average assets and return on average equity were primarily attributable to the significant increase in the loan loss provision taken in the first six months of 1997.

    NET INTEREST INCOME. The Company's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities. The difference between the two is net interest income. Net interest income for the six months ended June 30, 1997 totaled $7,150,000 compared with $5,521,000 for the same period in 1996, an increase of $1,629,000 or 30%.

    Total interest and fees on earning assets were $11,557,000 for the first six months of 1997, an increase of $2,994,000 or 35% from $8,563,000 for the same six months in 1996. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in interest income in the first six months of 1997 was primarily the result of an increase in the volume of interest-earning assets. Average interest-earning assets for the first six months of 1997 were $245,765,000 compared with $185,694,000 for the first six months of 1996, an increase of $60,071,000 or 32%.

    Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $4,407,000 for the six months ended June 30, 1997, compared with $3,042,000 for the six months ended June 30, 1996, an increase of $1,365,000 or 45%. This increase was primarily the result of an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities were $219,612,000 for the first six months of 1997 compared with $160,500,000 for the same six months in 1996, an increase of $59,112,000 or 37%.

    The Company's net interest margin, the ratio of net interest income to average interest-earning assets, was 5.83% for the six months ended June 30, 1997 compared with 6.06% for the same period in 1996. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's decrease in net interest margin was primarily attributable to moderate change in the mix interest-bearing liabilities. Certificate of deposits as a percentage of interest-bearing liabilities increased from 19% for the six months ended June 30, 1996 to 29% for the six months ended June 30, 1997.

    The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

                                                                        FOR THE SIX MONTHS ENDED
                                          ---------------------------------------------------------------------------------
                                                      JUNE 30, 1997                                 JUNE 30, 1996
                                          -----------------------------------           -----------------------------------
                                                       INTEREST        RATES                         INTEREST        RATES
                                          AVERAGE       INCOME /      EARNED /          AVERAG        INCOME /       EARNED /
                                          BALANCE       EXPENSE        PAID             BALANC        EXPENSE         PAID
                                          -------       -------      -------            ------        -------        ------
                                                              (DOLLARS IN THOUSANDS)
  Assets
  Federal funds sold                       $3,488           $92         5.29%            $2,709           $71         5.26%
  Taxable investment securities: (1)       50,080         1,727         6.92             38,174         1,304         6.85
  Nontaxable investment securities          3,989           108         5.43              4,536           121         5.35
  Loans, gross: (2)                       188,208         9,630        10.26            131,358         7,067        10.32
                                          -------         -----        -----            -------         -----        -----
Total Earning Assets                      245,765       $11,557         9.43            182,777        $8,563         9.40
                                                        -------                                        ------
Allowance for loan losses                 (2,881)                                       (1,794)
Cash and due from banks                    10,998                                        10,103
Premises and equipment                      8,150                                         4,350
Interest receivable and other assets       15,294                                         9,736
                                           ------                                         -----
Total Assets                             $277,326                                      $205,172
                                         --------                                      --------
Liabilities and Shareholders' Equity
Interest-bearing demand deposits          $34,769          $158          .91            $28,002          $127          .91%
Savings deposits                          111,588         2,272         4.08             99,768         2,061         4.14
Time deposits                              63,305         1,716         5.44             30,681           807         5.27
Other borrowed funds                        9,950           261         5.26              1,665            47         5.66
                                            -----           ---         ----              -----            --         ----
Total interest-bearing liabilities        219,612        $4,407         4.02            160,122        $3,042         3.81
                                                         ------                                        ------
Noninterest-bearing demand deposits        32,166                                        28,748
Accrued interest, taxes and other
 liabilities                                3,877                                           699
Total liabilities                         255,655                                       189,569
Shareholders' equity                       21,671                                        15,603
                                           ------                                        ------
Total Liabilities and Shareholders'
 Equity                                  $277,326                                      $205,172
                                         --------                                      --------

Net interest income                                      $7,150                                        $5,521
                                                         ------                                        ------
Net interest margin (3)                                                5.83%                                         6.06%
                                                                       -----                                         -----
------------------------------------------

(1) Interest on municipal securities is not computed on a tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $670,000 and $443,000 for the periods included.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

    The following table sets forth, for the periods indicated, a summary of the changes in average asset and liability balances and interest earned and interest paid resulting from changes in average asset and liability balances (volume) and changes in average interest rates and the total net change in interest income and expenses. The changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

                                                  SIX MONTHS ENDED JUNE 30, 1997
                                                      OVER SIX MONTHS ENDED
                                                          JUNE 30, 1996
                                                  ------------------------------
                                                        INCREASE (DECREASE)
                                                         DUE TO CHANGE IN
                                                  ------------------------------
                                                   AVERAGE    AVERAGE
                                                    VOLUME      RATE      TOTAL
                                                  ---------   --------   -------
INCREASE (DECREASE) IN INTEREST AND FEE INCOME:
Federal funds sold                                  $   20       $  1    $   21
Taxable investment securities                          407         16       423
Nontaxable investment securities(1)                    (15)         2       (13)
Loans, gross                                         2,602        (39)    2,563
                                                  ---------   --------   -------
Total                                                3,014        (20)    2,994
INCREASE (DECREASE) IN INTEREST EXPENSE:
Interest-bearing demand deposits                        31          0        31
Savings deposits                                       240        (29)      211
Time deposits                                          883         26       909
Other borrowed funds                                   217         (3)      214
                                                  ---------   --------   -------
Total                                                1,371         (6)    1,365
                                                  ---------   --------   -------
                                                  ---------   --------   -------
Total change in net interest income                 $1,643       ($14)   $1,629
                                                  ---------   --------   -------
                                                  ---------   --------   -------

--------------------------
(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.

    NONINTEREST INCOME. Noninterest income increased by $691,000 or 55% to $1,946,000 for the six months ended June 30, 1997 compared with $1,255,000 in the same period in 1996. Service charges on deposit accounts increased by $123,000 or 22%, income from the sale of real estate held for sale or development increased by $445,000 and other income increased by $123,000 or 21%. The increases in service charges are primarily due to general growth of the Company. The increase in income from the sale of real estate held for sale or development was due to increased sales. In the second quarter of 1997 four finished lots and two parcels were sold. The primary reasons for the increase in other income were increases from loan servicing income and retail investment sales.

NONINTEREST EXPENSE. Noninterest expenses increased by $1,214,000 or 23% to $6,420,000 for the six months ended June 30, 1997 compared with $5,206,000 for the same period in 1996. The primary components of noninterest expenses were salaries and employee benefits, occupancy expenses, furniture and equipment expenses, and other operating expenses. The following table summarizes noninterest expenses for the six-month periods ended June 30, 1997 and 1996.

                                                                 For the Six
                                                                 Months Ended
                                                                 June 30, 1997
                                                         ----------------------
                                                            1997         1996
                                                         ----------   ---------
             Salaries and employee benefits                 $3,031       $2,640
             Furniture and equipment                           635          484
             Occupancy expense                                 576          341
             Marketing                                         311          196
             Professional fees                                 260          332
             Supplies                                          251          123
             Regulatory assessments                             35           21
             Other                                           1,321        1,069
                                                           -------      -------
             Total                                          $6,420       $5,206
                                                           -------      -------
                                                           -------      -------

    For the six months ended June 30, 1997 compared with the six months ended June 30, 1996, salaries and related benefits increased by $391,000 or 15%, equipment expenses increased $151,000 or 31%, occupancy expenses increased $235,000 or 69%, marketing expenses increased by $115,000 or 59% and other expenses, including professional fees, supplies, and regulatory assessments, increased by $322,000 or 21%. The expense increases were primarily the result of expansion, including expenses associated with the acquisition and operation of Town and Country (acquired in June 1996) and the opening of two branch offices since June 1996.

    PROVISION FOR INCOME TAXES. The Company recorded a $370,000 tax benefit for the six months ended June 30, 1997 compared with a provision for income taxes of $463,000 for the same six months in 1996. The benefit resulted from the net losses attributable to the loss loan provisions of $3,476,000 and related charge-offs of a real estate development loan of $3,458,000. Tax rates were also affected by the purchase of limited partnership investments in low-income affordable housing projects providing the investor with affordable housing income tax credits. The Company had investments in these partnerships of $2,700,000 as of June 30, 1997 and $1,700,000 as of June 30, 1996, resulting in tax credits of $70,000 and $30,000, respectively.

ASSET AND LIABILITY MANAGEMENT

     Asset and liability management is an integral part of managing a banking institution's primary source of income, net interest income. The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. The Company considers its rate-sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans and investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes within one year and include maturing time certificates, certain savings deposits and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that reprice within at various time frames is called the "gap." Generally, if repricing assets exceed repricing liabilities in a time period the Company would be deemed to be asset-sensitive. If repricing liabilities exceed repricing assets in a time period the Company would be deemed to be liability-sensitive. Generally, the Company seeks to maintain a balanced position whereby there is no significant asset or liability sensitivity within a one-year period to ensure net interest margin stability in times of volatile interest rates. This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

     The following tables set forth the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities as of June 30, 1997 and December 31, 1996, using the interest rate sensitivity gap ratio. For purposes of the following table, as asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within the contractual terms.


                                                                    AT JUNE 30, 1997
                                    ------------------------------------------------------------------------------------------------
                                                                         AFTER 1
                                                       AFTER 3          YEAR BUT
                                       WITHIN 3       BUT WITHIN         WITHIN            AFTER            NONINTEREST-
                                        MONTHS        12 MONTHS          5 YEARS          5 YEARS             BEARING         TOTAL
                                        ------        ---------         --------          -------             -------         -----
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Time deposits in other banks            $  167          $    99            $   -          $    -           $      -           $  266
Federal funds sold                       7,775                -                -               -                  -            7,775
Investment securities                    1,859            5,706           12,456          34,177                  -           54,198
Loans                                  123,332           37,258           23,430          11,340                  -          195,360
Other interest-bearing assets                -            3,210                -               -                  -            3,210
                                      --------        ---------         --------        --------          ---------          -------
Total earning assets                   133,133           46,273           35,886          45,517                  -          260,809
Noninterest-earning assets and
 allowances for loan losses                  -                -                -               -             32,215           32,215
                                      --------        ---------         --------        --------          ---------          -------
Total assets                          $133,133           46,273          $35,886         $45,517            $32,215          293,024
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Savings, money market and NOW        $ 153,049        $       -        $       -       $       -           $ 33,263        $ 186,312
Time deposits                           13,314           44,020           14,032               -                  -           71,366
Other interest-bearing liabilities       5,620                -            8,762               -                  -           14,382
Other liabilities and
 shareholders' equity                        -                -                -               -             20,964           20,964
                                      --------        ---------         --------        --------          ---------          -------
Total liabilities and                  171,983           44,020           22,794               -             54,227          293,024
                                      --------        ---------         --------        --------          ---------

Incremental gap                        (38,850)           2,253           13,092          45,517           $(22,012)
Cumulative gap                        $(38,850)        $(36,597)        $(23,505)        $22,012
Cumulative gap as a % of earning
 assets                                  (14.9)%          (14.0)%           (9.0)%           8.4%


    The Company was liability-sensitive with a negative cumulative one-year gap of $36,597,000 or 14% of interest-earning assets at June 30, 1997. In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

    The interest rate gaps reported in the tables arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all repricing intervals. For purposes of the analysis above, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. Actual payment patterns may differ from contractual payment patterns. The change in net interest income may not always follow the general expectations of an asset-sensitive or liability-sensitive balance sheet during periods of changing rates, because interest rates earned or paid may change by differing increments and at different times intervals for each type of interest-sensitive asset and liability. As a result of these factors, at any given time, the Company may be more sensitive or less sensitive to changes in interest rates than indicated in the above tables. Greater sensitivity would have a more adverse effect on net interest margin if market interest rates were to increase, and a more favorable effect if rates were to decrease.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the first six months of 1997 was $3,476,000 compared with $310,000 in the six months ended June 30, 1996. In the three months ended June 30, 1997, the Company made a provision of $3,236,000 for loan losses and charged off a real estate development loan with a balance of $3,458,000. After giving effect to the provision and the charge-off, the allowance was $2,268,000 or 1.16% of total loans. The write-off substantially reduced the company's non-performing assets. At June 30, 1997, nonperforming assets totaled $2,322,000 or .79% of total assets, nonperforming loans totaled $1,905,000 or .98% of total loans and the allowance for loan losses totaled 119.06% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

NONPERFORMING ASSETS

     Nonperforming assets include nonaccrual loans, loans 90 days or more past due, restructured loans and other real estate owned.

     Nonperforming loans are those which the borrower fails to perform in accordance with the original terms of the obligation and include loans on nonaccrual status, loans past due 90 days or more and restructured loans.
The company generally places loans on nonaccrual status and accrued but unpaid interest is reserved against the current year's income when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, is deemed in the process of collection. Interest income on nonaccrual loans is recorded on a cash basis. Payments may be treated as interest income or return of principal depending upon management's opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additional loans not 90 days past due may also be placed on nonaccrual status if management reasonably believes the borrower will not be able to comply with the the contractual loan repayment terms and collection of principal or interest is in question.

     A "restructured loan" is a loan on which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is reported on a cash basis until the borrower's ability to service the restructured debt in accordance with its terms is established. The Company has no restructured loans as of the dates indicated.

     The following table summarizes the Company's nonperforming assets at the dates indicated:

                                                                      AT DECEMBER 31,
                                              AT     -----------------------------------------------
                                            JUNE 30
                                             1997      1996      1995      1994       1993      1992
                                             ----      ----      ----      ----       ----      ----
                                                                 (IN THOUSANDS)
Nonaccrual loans                           $ 1,568   $ 4,968   $ 4,626     $ 653     $ 1,019  $ 1,064
Accruing loans past due 90 days or more        337       600       224        46          64      145
                                           -------   -------   -------    -------    -------  -------
Total nonperforming loans                    1,905     5,568     4,850       699       1,083    1,209
Other real estate owned                        417     1,466        47         -           -      676
                                           -------   -------   -------    -------    -------  -------
Total Nonperforming assets                 $ 2,322   $ 7,034   $ 4,897     $ 699     $ 1,083  $ 1,885
                                           -------   -------   -------    -------    -------  -------
                                           -------   -------   -------    -------    -------  -------


    At June 30, 1997, nonperforming assets totaled $2,322,000 or .79% of total assets, nonperforming loans totaled $1,905,000 or .98% of total loans and the allowance for loan losses totaled 119.06% of nonperforming loans.

Nonperforming loans that were secured by first deeds of trust on real property were $211,000 at June 30, 1997, $3,626,000 at December 31, 1996,
$3,286,000 at December 31, 1995 and $422,000 at December 31, 1994.  Other
forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date. No assurance can be given that the collateral securing the nonperforming loans will be sufficient to prevent losses on such loans.

    The decrease in nonperforming loans and nonperforming assets as of June 30, 1997 compared with their levels as of December 31, 1996, was due primarily to the write-off of a commercial real estate loan with a balance of $3,458,000 (mentioned below) and the sale of one agricultural parcel previously acquired through foreclosure. The increase in nonperforming assets as of December 31, 1996 from the level at December 31, 1995 was attributable primarily to a commercial real estate loan and a purchased portfolio of lease receivables being placed on nonaccrual status and two agricultural real estate properties being acquired through foreclosure.

    In late 1995, a commercial real estate development loan was placed on nonaccrual status. This loan is secured by a second lien (subject to the first lien of project related municipal development bonds and taxes and assessments) on 10 improved commercial lots and one commercial building and a second lien on two fully occupied commercial buildings in Sonora, California, and is guaranteed by the principals of the borrowing entity. The owner is developing the property as an office park. The Company had specifically allocated $1,725,000 of its allowance for loan losses as of March 31, 1997 to this loan. In the second quarter of 1997, the project funded by the loan became involved in litigation among other parties, and development was suspended for an undetermined period. Without the immediate prospect for completion of the project, the Company made the judgement that its collateral position, subordinate in large part to bonds used to finance the project, should conservatively not be accorded any value and accordingly charged off the entire balance of the loan of $3,458,000. The Company will nonetheless vigorously pursue efforts to realize a potential recovery on the loan.

    County Bank purchased a portfolio of lease receivables in 1994. The company that packages and sells these leases to financial institutions filed a Chapter 11 reorganization in April 1996 and its chief financial officer has been charged by the Commission with participating in securities fraud. More than 360 banks nationwide had acquired similar lease receivable contracts. The Bank had $1,281,000 of these leases on nonaccrual status as of December 31, 1996. On February 12, 1997, County Bank signed a settlement agreement in regards to this portfolio of leases that established a projected recovery rate at 78.5% or approximately $1,006,000. On March 31, 1997, the Bank charged off $275,000 against its allowance for loan losses and the remaining balance of $1,006,000 remains on nonaccrual. The projected recovery may not be achieved and is subject to uncertainties, including the risk that the delinquency rate in the portfolio might increase, that information that has been provided to the Company by third parties about the likelihood of repayment may prove to be incorrect, that additional fraudulent leases may be discovered in the portfolio or that administrative expenses of the bankruptcy with priority over the Company may exceed estimates on which the recovery projections are based. Any of these uncertainties could reduce, in part or entirely, the amount that the Company recovers on the portfolio.

    At June 30, 1997, the Company had $417,000 in one agricultural property acquired through foreclosure in late 1996. This property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair market value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company expects to sell this property during 1997. No assurance can be given that the Company will sell such property in 1997 or at any time or the amount of which such property might be sold.

    In addition to property acquired through foreclosure, the Company has investments in Merced County through MAID. MAID held two separate projects for sale or development at June 30, 1997. These investments were completely written off in 1995, although County Bank still retains title to these properties. In the second quarter of 1997, two parcels and four lots were sold for a pre-tax gain of $511,000.

    The Bank closely monitors its loans classified "Substandard" or "Doubtful" by the regulatory agencies. In March 1997, in response to a 1996 regulatory examination, the Bank committed to reduce loans in the amount of $11,848,000 classified "Substandard" and "Doubtful" at December 2, 1996 to no more than $8,550,000 by June 30, 1997 and to no more than $7,800,000 by December 2, 1997. Such loans totaled $10,362,000 at March 31, 1997 and $11,185,000 at
December 31, 1996.  At June 30, 1997, such loans totaled $4,626,000.

    Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At June 30, 1997 and December 31, 1996, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral-dependent. Impaired loans at June 30, 1997 were $1,568,000 (all of which were also nonaccrual loans), on account of which the Company had made provision to the allowance for loan losses of $226,000.

    Except for loans that are disclosed above, there were no assets as of June 30, 1997, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

ALLOWANCE AND PROVISIONS FOR LOAN LOSSES

    The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance for loan losses, management takes into consideration growth trends in the portfolio, examination of financial institution supervisory authorities, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment and internal and external credit reviews. In addition, the risks management considers vary depending on the nature of the loan. The normal risks considered by management with respect to agricultural loans include the fluctuating value of the collateral, changes in weather conditions and the availability adequate water resources in the Company's local market area. The normal risks considered by management with respect to real estate construction loans include fluctuation in real estate values, the demand for improved commercial and industrial properties and housing, the availability of permanent financing in the Company's market area and borrowers' ability to obtain permanent financing. The normal risks considered by management with respect to real estate mortgage loans include fluctuations in the value of real estate. Additionally, the Company relies on data obtained through independent appraisal for significant properties to determine loss exposure on nonperforming loans.

     The allowance is based on estimates and ultimate future losses may vary from current estimates. It is always possible that future economic or other factors may adversely affect the Company's borrowers, and thereby cause loan losses to exceed the current allowance.

     The allowance for loan losses increased from $1,621,000 at December 31, 1994 to $2,268,000 at June 30, 1997, but it decreased as a percentage of nonperforming loans from 232% to 119%, respectively, as of those dates.

    In the second quarter of 1997, the Company made a provision for loan losses of $3,236,000 and charged off a real estate development loan with a balance of $3,458,000. After giving effect to the provision and the charge-off, the allowance for loan losses was $2,268,000 or 1.16% of total loans at June 30, 1997. The write-off substantially reduced the Company's nonperforming assets.

    The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded provisions for loan losses in the first six months of 1997 of $3,476,000 compared with $310,000 in the same period of 1996. The increase was due to the implementation of a new methodology for determining its allowance for loan losses (mentioned below) and the need to replenish the allowance following the charge-off of a real estate development loan with a balance of $3,458,000. See "--Nonperforming Assets." The Company made provisions to the allowance of $1,513,000 in the year ended December 31, 1996 compared with $228,000 in 1995 and none in 1994. The increase in loan loss provisions in 1996 was primarily due to increased reserves established for the same commercial real estate development loan, reserves required for a portfolio of lease receivables purchased in 1994 and, to a lesser extent, reserves to support the general loan growth of the Company.

    The Company's charge-offs, net of recoveries, were $4,000,000 for the six months ended June 30, 1997 compared with $107,000 for the same six months in 1996. The increase in charge-offs was primarily due to the charge-off of $3,458,000 for the real estate development loan previously mentioned and $275,000 taken on the portfolio of lease receivables. The Company's charge-offs, net of recoveries, were $570,000 in the year ended December 31, 1996 compared with $148,000 in 1995 and $126,000 in 1994. The increase in net charge-offs for the year ended December 31, 1996 was primarily due to the loss recognized on the foreclosure of a real estate secured agricultural loan, the foreclosed real estate was sold in the second quarter of 1997.

    As of June 30, 1997, the allowance for loan losses was $2,268,000 or 1.16% of total loans outstanding, compared with $2,792,000 or 1.52% of total loans outstanding as of December 31, 1996 and $1,701,000 or 1.27% of total loans outstanding as of December 31, 1995.

    From 1992 to 1995, loan losses were relatively low and stable. In 1995 and 1996, the Company experienced loan problems and made provisions at levels not previously experienced. In response to regulatory concerns over the Bank's level of nonperforming assets, in March 1997, the Board of Directors of County Bank adopted resolutions under which the Bank committed, among other things, to maintain an adequate allowance for loan losses, to conduct a review prior to and at each quarter of the adequacy of the allowance and to document the basis for changes in the allowance.

As a result, the Company concluded that its historical method of determining the appropriate levels for its allowance and provisions for loan losses should be revised. The Company therefore adopted a new methodology of determining the appropriate level of its allowance for loan losses. This method, sometimes known as a migration analysis, applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Bank's loan grading and classification system. The Bank grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Bank's audit committee. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. The "migration" of loans from grade to grade is then tracked to help predict future losses and thus more accurately set allowance levels. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. General reserves are applied to various categories of loans at percentages ranging up to 1.5% based on the Bank's assessment of credit risks for each category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or "Special Mention" carry a risk factor from 1.0% to 2.0%; (ii) "Substandard" loans carry a risk factor from 3% to 40% depending on collateral securing the loan, if any; (iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. In addition, a portion of the allowance is specially allocated to identified problem credits. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

    The allowance is based on estimates and ultimate future losses may vary from current estimates. It is always possible that future economic or other factors may adversely affect the Company's borrowers, and thereby cause loan losses to exceed the current allowance. In addition, there can be no assurance that future economic or other factors will not adversely affect the Company's borrowers, or that the Company's asset quality may deteriorate through rapid growth, failure to enforce underwriting standards, failure to maintain appropriate underwriting standards, failure to maintain an adequate number of qualified loan personnel, failure to identify and monitor potential problem loans or for other reasons, and thereby cause loan losses to exceed the current allowance.

    Interest income on loans on nonaccrual status during the six months ended June 30, 1997, and the year ended December 31, 1996, that would have been recognized if the loans had been current in accordance with their original terms was approximately $223,000 and $497,000, respectively. In 1995, 1994, 1993 and 1992, the amounts of such interest income was not material.

     The following table set forth an analysis of the allowance for loan losses for the period indicated.

                                           JUNE 30,                                          DECEMBER 31,
                                      --------------------       ----------------------------------------------------------------
                                        1997        1996           1996           1995           1994          1993         1992
                                                                (DOLLARS IN THOUSANDS)
  Balance at beginning of period      $ 2,792      $ 1,701       $ 1,701        $ 1,621        $ 1,747       $ 1,616      $ 1,699
  Due to acquisition                        -          160           148              -              -             -            -
  Provision for possible loan losses    3,476          310         1,513            228              -           254          162
Loans Charged off
  Commercial and agricultural             403            -             -              -              -             -            -
  Real estate - construction            3,456            -             -              -              -             -            -
  Consumer                                278           27           140             63             42            83          109
                                    ---------    ---------     ---------      ---------      ---------     ---------    ---------
     Total Charge-off                   4,137          128           658            223            248           300          359
Recoveries
  Commercial and agricultural             103           16            27             66             99           145           87
  Real estate - construction                -            -             -              -              8             -            -
  Real estate - mortgage                    -           -             -               -              -             -            -
  Consumer                                 34            5            61              9             15            32           27
                                    ---------    ---------     ---------      ---------      ---------     ---------    ---------
     Total Recoveries                     137           21            88             75            122           177          114
                                    ---------    ---------     ---------      ---------      ---------     ---------    ---------
Net Charge-offs                         4,000          107           570            148            126           123          245
                                    ---------    ---------     ---------      ---------      ---------     ---------    ---------
Balance at end of period              $ 2,268      $ 2,064         2,792          1,701          1,621         1,747        1,616
                                    ---------    ---------     ---------      ---------      ---------     ---------    ---------
                                    ---------    ---------     ---------      ---------      ---------     ---------    ---------
Average loans outstanding, gross    $ 188,208    $ 137,358     $ 157,098      $ 120,620      $ 110,690     $ 102,236     $ 91,458
Total loans at end of
 period, gross                      $ 195,360    $ 164,052     $ 183,247      $ 133,736      $ 113,600     $ 107,124     $ 97,335
Net charge-offs / average
 loans outstanding                       2.13%        0.08%         0.36%          0.12%          0.11%         0.12%        0.27%
Allowance at end of
 period / loans outstanding              1.16         1.26          1.52           1.27           1.43          1.63         1.66
Allowance / nonperforming loans        119.06        33.91         50.14          35.07         231.90        161.31       133.66


INVESTMENT PORTFOLIO

     The following table sets forth the fair value of securities available for sale and the book and market values of securities held for maturity at the dates indicated.

                                                                                           AT DECEMBER 31,
                                                               ---------------------------------------------------------------------
                                            AT JUNE 30, 1997           1996                 1995                      1994
                                            ----------------         --------             --------                  --------
                                           BOOK        MARKET     BOOK      MARKET     BOOK      MARKET         BOOK        MARKET
                                           ----        ------     ----      ------     ----      ------         ----        ------
                                                                     (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE

U.S.Treasury and U.S. Government
 agency                                               $  5,673           $   17,711             $ 22,521                    $ 20,593
State and political subdivisions                         3,379                4,271                4,297                           -
Mortgage-backed securities                              32,634               20,751               17,932                           -
Other Securities                                         1,061                  645                  552                         487
                                                      --------           ----------           ----------                    --------
Total                                                 $ 42,747           $   43,378             $ 45,302                    $ 21,080
                                                      --------           ----------           ----------                    --------
                                                      --------           ----------           ----------                    --------
HELD TO MATURITY
U.S.  Treasury and U.S.  Government
 agency                                  $11,451       $11,324                    -                    -    $   8,175       $  7,989
State and political subdivisions               -             -                    -                             6,571          6,567
                                        --------      --------           ----------           ----------    ---------       --------
Total                                    $11,451       $11,324                    -                    -    $  14,746      $  14,556
                                        --------      --------           ----------           ----------    ---------       --------
                                        --------      --------           ----------           ----------    ---------       --------


    The following table sets forth the maturities of the Company's investment securities at June 30, 1997 and the weighted average yields of such securities calculated on the basis of the cost and effective yields based on the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax equivalent basis.

                                                                                     AT JUNE 30, 1997
                                             --------------------------------------------------------------------------------------
                                                                   AFTER ONE BUT      AFTER FIVE BUT
                                             WITHIN ONE YEAR     WITHIN FIVE YEARS    WITHIN 10 YEARS     AFTER 10 YEARS      TOTAL
                                             ---------------     -----------------    ---------------     ---------------     -----
                                             AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT
                                             ------    -----     ------    -----     ------    -----     ------    -----     ------
                                                                             (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S.  Treasury and U.S.  Government agency      $-         -     $4,355     6.36%      $998     7.12%      $320     7.42%    $5,673
State and political subdivisions               276      5.03%     2,799     5.38        304     4.22          -        -      3,379
Mortgage-backed securities                     168      7.21        375     8.62        530     8.33     31,561     7.21     32,634

  Equity securities                          1,061                    -                   -                   -               1,061
                                             ------              ------              ------              ------             -------

  Total                                      $1,505              $7,529              $1,832             $31,881             $42,747
                                             ------              ------              ------              ------             -------
                                             ------              ------              ------              ------             -------

  HELD TO MATURITY
  U.S. Treasury and U.S. Government agency       -         -          -        -     $7,051     6.94%    $4,400     7.41%   $11,451
                                             ------    -----     ------    -----     ------    -----     ------    -----    -------
                                             ------    -----     ------    -----     ------    -----     ------    -----    -------


     In the above table, mortgage-backed securities are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules. The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

LOAN PORTFOLIO

     The following table shows the composition of the Company's loan portfolio at the dates indicated.

                               AT JUNE 30,                      AT DECEMBER 31,
                               -----------    ------------------------------------------------------
                                  1997           1996           1995           1994           1993           1992
                               ---------      ---------      ---------      ---------      ---------      ---------
                                                   (IN THOUSANDS)
                                                   --------------
Commercial                       $32,744        $27,857        $20,374        $15,229        $16,896        $24,094
Agricultural                      39,886         43,929         45,187         40,598         38,029         32,997
Real Estate - Construction         9,315         13,923         12,006         11,726          9,143          7,131
Real Estate - Mortgage            67,181         57,098         42,128         34,743         32,984         21,338
Consumer                          46,234         40,440         14,039         11,304         10,072         11,775
                               ---------      ---------      ---------      ---------      ---------      ---------
  Total                         $195,360       $183,247       $133,734       $113,600       $107,124        $97,335
                               ---------      ---------      ---------      ---------      ---------      ---------
                               ---------      ---------      ---------      ---------      ---------      ---------


     The following tables show the maturity distribution of the loan portfolio at June 30, 1997, and December 31, 1996, and the loan portfolio's sensitivity to changes in interest rates.

                                                              AT JUNE 30, 1997
                                               -------------------------------------------
                                         WITHIN 1    AFTER 1 BUT        AFTER 5
                                         --------    -----------        -------
                                           YEAR     WITHIN 5 YEARS       YEARS           TOTAL
                                          -------   --------------      -------        --------
Commercial and agricultural
  Loans with floating interest rates      $43,556        $13,358         $2,535        $59,449
  Loans with fixed interest rates           6,565          5,159          1,457         13,181
                                          -------        -------        -------        -------
    Subtotal                               50,121         18,517          3,992         72,630
                                          -------        -------        -------        -------
Real Estate - construction
  Loans with floating interest rates        4,143          2,490            962          7,595
  Loans with fixed interest rates             222            953            545          1,720
                                          -------        -------        -------        -------
    Subtotal                                4,365          3,443          1,507          9,315
                                          -------        -------        -------        -------
Real estate - mortgage                      5,353         39,469         22,359         67,181
Consumer                                   25,105         20,166            963         46,234
                                          -------        -------        -------        -------
  Total                                   $84,944        $81,595        $28,821       $195,360
                                          -------        -------        -------        -------
                                          -------        -------        -------        -------

                                                             AT DECEMBER 31, 1996
                                               -------------------------------------------
                                         WITHIN 1    AFTER 1 BUT        AFTER 5
                                         --------    -----------        -------
                                           YEAR     WITHIN 5 YEARS       YEARS          TOTAL
                                          -------   --------------      -------       --------

Commercial and agricultural
  Loans with floating interest rates      $39,515        $20,150        $ 4,337       $ 64,002
  Loans with fixed interest rates             630          6,116          1,038          7,784
                                          -------       --------        -------       --------
    Subtotal                               40,145         26,266          5,375         71,786
                                          -------       --------        -------       --------
Real estate - construction
  Loans with floating interest rates        5,419          4,528          2,542         12,489
  Loans with fixed interest rates             674             32            728          1,434
                                          -------       --------        -------       --------
    Subtotal                                6,093          4,560          3,270         13,923
                                          -------       --------        -------       --------
Real estate - mortgage                      4,384         39,845         12,809         57,098
Consumer                                    3,909         33,192          3,339         40,440
                                          -------       --------        -------       --------
      Total                               $54,531       $103,863        $24,793       $183,247
                                          -------       --------        -------       --------
                                          -------       --------        -------       --------


     The following table summarizes a breakdown of the allowance for loan losses by loan category and the allocation in each category as a percentage of total loans in each category at the dates indicated:

                                             June 30                      December 31,
                                         ----------------     ------------------------------------
                                               1997                  1996                 1995
                                         ----------------    -----------------    ----------------
                                          Amount      %       Amount      %        Amount      %
                                         -------    -----    -------    ------    -------    -----
Commercial, financial and agricultural    $1,101    1.52%      $ 840     1.17%       $944    1.44%
 Real estate - construction                  265    2.84%      1,421    10.21%        708    5.90%
Real estate - mortgage                       556    0.83%        219     0.38%          -       -
Consumer                                     346    0.75%        312     0.77%         49    0.35%
                                         -------    -----    -------    ------    -------    -----
    Total                                $ 2,268    1.16%    $ 2,792     1.52%    $ 1,702    1.27%
                                         -------             -------              -------
                                         -------             -------              -------

OTHER INTEREST-BEARING ASSETS

     The following table relates to other assets not disclosed above for the dates indicated. This item consists of a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. The plan is linked with the universal life insurance policies for the salary continuation plan. Income from these policies is reflected in noninterest income.

CASH                                        1997       1996      1995     1994
----                                      -------   -------   -------   -------
Cash surrender value of life insurance    $ 3,210   $ 3,314   $ 1,290   $ 288

EXTERNAL FACTORS AFFECTING ASSET QUALITY

    In the second quarter of 1997, the Company made a provision for loan losses of $3,236,000 and charged off a real estate development loan with a balance of $3,458,000. After giving effect to the provision and the charge-off, the allowance for loan losses was $2,268,000 or 1.16% of total loans at June 30, 1997. The write-off substantially reduced the Company's nonperforming assets. At June 30, 1997, nonperforming assets totaled $2,322,000 or .79% of total assets, nonperforming loans totaled $1,905,000 or
 .98% of total loans and the allowance for loan losses totaled 119.06% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

    The economy in the Company's primary market area and the real estate market in particular have suffered from the effects of a recession in the first half of this decade. Some of the effects of the recession were declines in property values and decreased demand for goods and services. In addition, declines in defense and military expenditures resulted in a base closure in the Company's service area. These conditions have had an adverse effect on the ability of certain borrowers to perform under the original terms of their obligations to the Company. The Company's lending focus includes loans secured by real estate and loans to the agricultural industry. Both of these types of loans have been adversely affected by market conditions. The Company's level of nonperforming loans increased from $699,000 at December 31, 1994, to $1,905,000 at June 30, 1997, and was as
high as $7,034,000 at December 31, 1996. The allowance for loan losses increased from $1,621,000 at December 31, 1994 to $2,268,000 at June 30, 1997, but it decreased as a percentage of nonperforming loans from 232% to 119%, respectively, as of those dates.

    California is prone to earthquakes and other natural disasters, including floods and droughts. As recently as January of 1997, parts of the Company's service area experienced severe flooding. The Company's properties and substantially all of the real and personal property securing loans in the Company's portfolio are located in California. Its agricultural customers are dependent on consistent supplies of water for irrigation purposes. The Company faces the risk that many of its borrowers may experience uninsured property damage, sustained interruption of their businesses or loss of their jobs from earthquakes, floods, droughts and other disasters. As a result of these events, borrowers may be unable to repay their loans in accordance with their terms and the collateral for such loans may decline significantly in value. No assurance can be given that the allowance for loan losses will be adequate to cover losses resulting from such natural disasters.

LIQUIDITY AND CAPITAL RESOURCES

    In order to maintain adequate liquidity, the Company must have sufficient resources available at all times to meet its cash flow requirements. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. A company may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity.

    The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $64,202,000, $63,196,000 and $64,269,000 on June 30, 1997, December 31, 1996,
and December 31, 1995, respectively, and constituted 21.9%, 23.8% and 30.7%, respectively, of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $21,963,000 at June 30, 1997 compared with $16,678,000 at December 31, 1996 and $18,157,000 at December 31, 1995.

    Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $12,822,000, of which $5,105,000 was outstanding as of June 30, 1997 and $105,000 was outstanding as of December 31, 1996. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

     Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated through retained earnings. The Company's shareholders' equity decreased by $10,000 or less than 1% from December 31, 1996 to June 30, 1997. The decrease was attributable to a net loss for the six months ended June 30, 1997 of $430,000, offset in part by an increase as a result of stock option exercises of $133,000, stock purchases pursuant to the Company's benefit plans of $208,000 and $96,000, and as a result of increases in unrealized gains on investment securities. The Company's shareholders' equity increased $5,881,000 in 1996. The increase in 1996 was the result issuance of $3,969,000 in common stock in the acquisition of Town & Country, net income for the year of $2,009,000, $208,000 in payments upon the exercise of stock options and $162,000 in payments for the issuance of shares pursuant to employee benefit plans. The increases were partially offset by a net reduction in the net unrealized value in the available-for-sale investment portfolio of $381,000 and cash payments of $86,000 paid in lieu of fractional shares on stock dividends and for cash dividends.

    Federal regulations establish guidelines for calculating risk-adjusted capital ratios. These guidelines establish a systematic approach of assigning risk weights to bank assets and off-balance sheet items making capital requirements more sensitive to differences in risk profiles among banking organizations. Under these regulations, banks and bank holding companies are required to maintain a risk-based capital ratio of 8.0%; that is, "Tier 1" plus "Tier 2" capital must equal at least 8% of risk-weighted assets plus off-balance sheet items, and Tier 1 capital (primarily shareholders' equity) must constitute at least 50% of qualifying capital. Tier 1 capital consists primarily of shareholders' equity excluding good will, and Tier 2 capital includes subordinated debt and, subject to a limit of 1.25% of risk-weighted assets, the allowance for loan losses. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well capitalized" for banking organizations: Tier 1 risk-based capital of 6% or above and total risk-based capital at 10% or above. As of June 30, 1997 and December 31, 1996 the Company had Tier 1 risk-based capital ratios of 7.99% and 9.04%, respectively, and total risk-based capital ratios of 8.97% and 10.20%, respectively. The decreases were due primarily to the increased loan loss reserve provisions in the second quarter of 1997.

    In addition, regulators have adopted a minimum leverage capital ratio standard. This standard is designed to ensure that all financial institutions, irrespective of their risk profile, maintain minimum levels of core capital, which by definition excludes the allowance for loan losses. These minimum standards for top-rated institutions may be as low as 3%; however, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. It is the Company's intention to maintain the leverage ratio for County Bank above the 3% minimum for "well capitalized" banks. As of June 30, 1997 and December 31, 1996, the Company's leverage capital ratio equaled 6.32% and 7.39%, respectively. The decrease was due primarily to the increased loan loss reserve provisions in the second quarter of 1997.

    In addition, in March 1997, in response to regulatory concerns about the Bank's level of nonperforming assets, the Bank's Board of Directors adopted a resolution to maintain a ratio of shareholder's equity to total assets of 6.75% upon reducing its loans classified as "Substandard" or "Doubtful" as of December 2, 1996, from $11,800,000 to no more than $8,555,000 by June 30,
1997, and to maintain a ratio of at least 6.50% upon reducing such loans to $7,800,000 by December 31, 1997.

    At June 30, 1997, loans that were classified "Substandard" and "Doubtful" as of December 2, 1996 were reduced to $4.6 million, below both the $8.6 million target level for June 30, 1997 and the $7.8 million target level for December 31, 1997. Accordingly, the Bank's commitment is to maintain a total equity to total assets ratio (based on period-end assets rather than average assets) of no less than 6.50%. However, in the second quarter of 1997, the Company incurred losses primarily as a result of making provisions of $3,236,000 to the allowance for loan losses, which reduced the Bank's ratio of total equity to total assets at June 30, 1997 to 6.15%, which was below the 6.50% commitment. The Bank has discussed this situation with its regulators, which have agreed to forbear from taking any action against the Bank as a result of its failure to meet the capital ratio commitment. The regulators have not waived or given forbearance on this commitment for the Bank at September 30, 1997. No assurances can be given that any such waiver or forbearances will be given in the future should the Ban fail to meet its commitments in the future.

    Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements and operations.

DEPOSITS

     The following table sets forth the average balance and the average rate paid for the major categories of deposits for the dates indicated.

                                                                                              For the
                                            For the                                 Year Ended December 31,
                                       Six Months Ended      ---------------------------------------------------------------------
                                         June 30, 1997                 1996                     1995                     1994
                                    --------------------     --------------------       --------------------    ------------------
                                      Amount         %         Amount          %         Amount          %       Amount        %
                                    ---------     ------     ---------     ------       ---------     ------    ---------   ------
                                                                   (Dollars in thousands)
Noninterest bearing demand           $ 32,166       -  %      $ 30,549         - %       $ 26,478         -%       25,326     -  %
Interest-bearing demand                32,768      0.91%       $29,376       0.91%       $ 26,192      0.91%       25,126    0.94%
Savings                               111,588      4.08%       104,938       4.15%         91,509      4.60%       66,517    3.45%
Time deposits under $100,000           52,497      5.41%      $ 34,408       5.26%         19,073      4.84%       27,259    3.82%
Time deposits $100,000 and over        10,808      5.56%         6,586       5.43%          6,358      5.17%        7,160    3.78%
                                    ---------      -----     ---------       -----      ---------      -----    ---------    -----
    Total Deposits                  $ 241,828      3.44%     $ 205,857       3.87%      $ 169,610      3.98%    $ 151,388    3.05%
                                    ---------      -----     ---------       -----      ---------      -----    ---------    -----
                                    ---------      -----     ---------       -----      ---------      -----    ---------    -----

MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $ 100,000 OR MORE

     Maturities of time certificates of deposit of $100,000 or more outstanding at June 30, 1997 and December 31, 1996 are summarized as follows:

                                 At June 30, 1997  At December 31, 1996
                                 ----------------  --------------------
                                        (Dollars in thousands)

     Three months or less             $ 3,301            $  2,840
     Over three to six months           4,703               2,146
     Over six to twelve months          9,500               3,383
     Over twelve months                 4,815               3,178
                                 ----------------  --------------------
       Total                          $22,319            $ 11,547
                                 ----------------  --------------------
                                 ----------------  --------------------

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of stockholders held on May 8, 1997 the election of directors was uncontested and all of management's nominees were elected as directors.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
Exhibit Number                    Description
--------------                    -----------
The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this Form 10-Q:

EXHIBIT

-------------------------------------------------------------------------------

 Exhibit

  Number                  Exhibit

-------------------------------------------------------------------------------
2.1    Branch Purchase and Assumption Agreement dated June 25,
        1997 between County Bank and Bank of America (incorporated by reference from exhibits filed in registration statement on Form S-2, registration no. 333-31193 filed with the Commission on July 14, 1997).

 3.1    Articles of Incorporation (filed as Exhibit 3.1 of the
        Company's September 30, 1996 Form 10Q filed with the SEC on or about November 14, 1996).

 3.2    Bylaws (filed as Exhibit 3.2 of the Company's
         September 30, 1996 Form 10Q filed with the SEC on or about November 14, 1996).

 10.1 Lease Agreement for Downtown Merced Branch (filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.2 Lease Agreement for Administration Offices (filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.3   Lease Agreement Los Banos Branch (filed as exhibit
         10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.4   Architectural Agreement for Administrative Office
         (filed as exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.5   Lease Agreement for Sonora Branch (filed as exhibit
         10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.6   1992 Stock Option Plan (filed as exhibit 10.6 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1995 and incorporated herein by reference).

 10.7 Agreement and Plan of Acquisition dated as of March 22, 1996, between the Company and Town & Country Finance and Thrift Company (filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 filed on April 3, 1996 (Registration No. 333-03174) and incorporated herein by reference).

 10.8   Employment Agreement between Thomas T. Hawker and
         County Bank (filed as exhibit 10 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Capital Corp of the West

       /s/ Thomas T. Hawker
       -----------------------------------------------
       Thomas T. Hawker
       President/Chief Executive Officer


       /s/ Janey Boyce
       -----------------------------------------------
       Janey Boyce
       Sr. Vice President/ Chief Financial Officer

Dated: August 12, 1997