Form 10-K/A
period 1996-12-31
CAPITAL CORP OF THE WEST
filed 1997-08-27
CIK 1004740

U. S. SECURITIES AND EXCHANGE COMMISSION FORM 10-K/A
Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the Fiscal Year Ended December 31, 1996
     Commission File Number: 0-27384

--------------------------------------------------------------------------------
CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California                                                            77-0405791
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1160 West Olive Avenue, Suite A, Merced, California                   95348-1952
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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $32,165,469 (based on the $18.50 average of bid and ask prices per common share on February 28, 1997). The number of shares outstanding of the Registrant's common stock, no par value, as of February 28, 1997 was 1,738,674. No shares of preferred stock, no par value, were outstanding at February 28, 1997.

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

                                         Capital Corp of the West
                                             Table of Contents



                                                                                 Page              Reference

                                     PART I
--------------------------------------------------------------------------------------------------------------
ITEM 1.           BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
--------------------------------------------------------------------------------------------------------------
ITEM 2.           PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . .32
--------------------------------------------------------------------------------------------------------------
ITEM 3.           LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 34
--------------------------------------------------------------------------------------------------------------
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF                                      Proxy Statement for
                  SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . 34       1997 Annual Meeting
--------------------------------------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------------------------------------
ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON
                  STOCK AND RELATED SECURITY HOLDER                                       Page 23 of 1996 Annual
                  MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . .34       Report
--------------------------------------------------------------------------------------------------------------
ITEM 6.           SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . .    34       Page 24 of 1996 Annual
                                                                                          Report
--------------------------------------------------------------------------------------------------------------
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF                                      Pages 19-22 of 1996
                  OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . 34       Annual Report
--------------------------------------------------------------------------------------------------------------
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY                                  Pages 9-18 of 1996
                  DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34       Annual Report
--------------------------------------------------------------------------------------------------------------
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND                                           Proxy Statement for 1997
                  FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . 34       Annual Meeting
--------------------------------------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------------------------------------
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE                                 Proxy Statement for 1997
                  REGISTRANT. . . . . . . . . . . . . . . . . . . . . . . . . . .34       Annual Meeting
--------------------------------------------------------------------------------------------------------------
ITEM 11.          EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .    35       Proxy Statement for 1997
                                                                                          Annual Meeting
--------------------------------------------------------------------------------------------------------------
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                                Proxy Statement for 1997
                  OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . .       35       Annual Meeting
--------------------------------------------------------------------------------------------------------------
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED                                       Proxy Statement for 1997
                  TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . . . .35       Annual Meeting
--------------------------------------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------------------------------------
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K . . . . . .                            35
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37-38

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

Average Balance Sheet & Analysis of Net Interest Earnings

                                      Year Ended December 31, 1996             Year Ended December 31, 1995
                                -------------------------------------    -------------------------------------
                                              Interest        Average                      Interest   Average
                                 Average      Income/        Interest     Average          Income/    Interest
                                 Balance      Expense          Rate       Balance         Expense       Rate
                                ---------    ---------         -----     ---------       ---------      ----
                                                             (Dollar amounts in thousands)
ASSETS
Federal funds sold              $   3,920    $     207          5.28%    $   6,253       $     358      5.73%
                                ---------    ---------         -----     ---------       ---------      ----
Taxable investment
  securities                       38,331        2,596          6.77%       34,095           2,219      6.51%
Nontaxable investment
  securities(1)                     4,531          246          5.43%        5,858             327      5.58%
Loans gross(2)                    157,098       16,302         10.38%      120,620          12,969     10.75%
                                ---------    ---------         -----     ---------       ---------      ----
  Total interest
     earning assets               203,880       19,351          9.49%      166,826          15,873      9.51%


Allowance for loan losses          (1,913)                                  (1,616)
Cash and noninterest-
  bearing deposits at
  other banks                      10,436                                    8,832
Premises and equipment,
  net                               4,775                                    3,783
Interest, receivable
  and other assets                 10,946                                    8,056
                                ---------                                ---------
  Total Assets                  $ 228,124                                $ 185,881
                                =========                                =========

LIABILITIES AND SHAREHOLDER
EQUITY
Interest-bearing demand         $  29,376          268           .91%    $  26,192             239       .91%
Savings deposits                  104,938        4,350          4.15%       91,509           4,213      4.65%
Time deposits                      40,994        2,167          5.29%       25,431           1,254      4.93%
Other borrowings                    1,020           80          7.84%          141              11      7.80%
                                ---------        -----          -----    ---------           -----      -----
  Total interest-bearing
     liabilitiies                 176,328        6,865          3.89%      143,273           5,717      3.99%

Noninterest-bearing
  demand deposits                  30,549                                   26,478
Accrued interest,
  taxes and other liabilities       3,067                                      641
                                  -------                                  -------
  Total Liabilities               209,944                                  170,392
                                  =======                                  =======

  Total shareholders'
    equity                         18,810                                   15,489
                                ---------                                ---------
  Total Liabilities and
    shareholder's equity        $ 228,124                                $ 185,881
                                =========                                =========

Net interest income
  and margin(3)                                $ 12,486         6.12%                     $  10,156     6.09%



                                       Year Ended December 31, 1994
                                       -----------------------------
                                                 Interest  Average
                                       Average   Income/  Interest
                                        Balance   Expense     Rate
                                        ------    -------     ----

ASSETS
Federal funds sold                      $6,330    $   261     4.12%
                                        ------    -------     ----
Taxable investment
  securities                            26,966      1,479     5.48%
Nontaxable investment
  securities(1)                          4,579        272     5.94%
Loans gross(2)                         110,690     10,795     9.75%
                                        ------    -------     ----
  Total interest
     earning assets                    148,565     12,807     8.62%


Allowance for loan losses               (1,690)
Cash and noninterest-
  bearing deposits at
  other banks                            8,750
Premises and equipment,
  net                                    2,578
Interest, receivable
  and other assets                       7,528
                                       --------
  Total Assets                         $165,831
                                       ========

LIABILITIES AND SHAREHOLDER
EQUITY
Interest bearing demand                $25,126        237      .94%
Savings deposits                        65,516      2,298     3.45%
Time deposits                           34,420      1,312     3.81%
Other borrowings                            48          3     6.25%
                                       -------      -----     ----
  Total interest-bearing
     liabilitiies                      126,110      3,850     3.05%

Noninterest-bearing
  demand deposits                       25,326
Accrued interest,
  taxes and other liabilities              842
                                       -------
  Total Liabilities                    152,278
                                       =======

  Total shareholders'
    equity                              13,553
                                ---------------
  Total Liabilities and
    shareholder's equity        $       165,831
                                ===============

Net interest income
  and margin(3)                                     $8,957    6.03%



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


Loan Maturity Distribution and Sensitivity to Changes in Interest Rates

                                                                                               December 31, 1996
                                                                 -------------------------------------------------------------------
                                                                   Within              One to               Over
                                                                   One Year          Five Years          Five Years          Total
                                                                   --------           --------           --------           --------

Commerical, financial and agricultural
Loans with floating rates                                          $ 39,515           $ 20,150           $  4,337           $ 64,002
Loans with predetermined rates                                          630              6,116              1,038              7,784
                                                                   --------           --------           --------           --------
  Subtotal                                                           40,145             26,266              5,375             71,786
Real Estate--Construction
Loans with floating rates                                             5,419              4,528              2,542             12,489
Loans with predetermined rates                                          674                 32                728              1,434
                                                                   --------           --------           --------           --------
  Subtotal                                                            6,093              4,560              3,270             13,923
Real Estate--Mortgage                                                 4,384             39,845             12,809             57,098
Installment                                                           3,909             33,192              3,339             40,440
                                                                   --------           --------           --------           --------
  Total                                                            $ 54,531           $103,863           $ 24,793           $183,247
                                                                   ========           ========           ========           ========



Item IV:  Nonperforming Assets

The following table summarizes the Company's nonaccrual, 90 days or more past due and other real estate owned:


                                                    December 31
                                      -----------------------------------------
                                       1996     1995     1994     1993     1992
                                      ------   ------   ------   ------   ------
Nonaccrual loans                      $4,968   $4,626   $  653   $1,019   $1,064
Accruing loans past due
  90 days or more                        600      224       46       64      145
Other real estate owned                1,466       47     --       --        676
                                      ------   ------   ------   ------   ------
                                      $7,034   $4,897   $  699   $1,083   $1,885
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

Reconciliation of allowance for possible loan losses

                                                                                        December 31,
                                                           -------------------------------------------------------------------------
                                                                                (Dollar amount in thousands)
                                                             1996            1995            1994            1993             1992
                                                           --------        --------        --------        --------        --------
Balance at beginning of period                             $  1,701        $  1,621        $  1,747        $  1,616        $  1,699
Due to Acquisition of Thrift                                    148            --              --              --              --
Provision for Possible Loan Losses                            1,513             228            --               254             162
Charge-Offs
  Commercial, Financial, and Agricultural                       518             160             206             217             250
  Real Estate--Construction and
     Land Development                                          --              --              --              --              --
  Real Estate--Mortgage                                        --              --              --              --              --
  Installment Loans to Individuals                              140              63              42              83             109
                                                           --------        --------        --------        --------        --------
     Total Loans Charged Off                                    658             223             248             300             359
Recoveries
  Commercial, Financial, and Agricultural                        27              66              99             145              87
  Real Estate--Construction and
     Land Development                                          --              --                 8            --              --
  Real Estate--Mortgage                                        --              --              --              --              --
  Installment Loans to Individuals                               61               9              15              32              27
                                                           --------        --------        --------        --------        --------
     Total Recoveries                                            88              75             122             177             114
  Net Loans Charged Off                                         570             148           1,621             123             245
                                                           --------        --------        --------        --------        --------
Balance at End of Period                                   $  2,792        $  1,701        $  1,621        $  1,747        $  1,616
                                                           ========        ========        ========        ========        ========

Loans:
Average Loans Outstanding During Period,
  Gross                                                    $157,098        $120,620        $110,690        $102,236        $ 91,458
Total Loans at End of Period, Gross                        $183,247        $133,736        $113,600        $107,124        $ 97,335

Ratio of net charge-offs to average
  loans outstanding                                            0.36%           0.12%           0.12%           0.12%           0.27%

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

Other Interest-Bearing Assets
                                                     December 31
                                        ----------------------------------------
                                         1996      1995     1994    1993   1992
                                         ----      ----     ----    ----   ----
                                             (Dollar amounts in thousands)
Cash surrender value of life insurance  $3,134   $1,290   $  288   $  -    $  -
                                        ------   ------   ------   ------  -----

Item V     Deposits

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the dates indicated:

                                                                              December 31
                                      ----------------------------------------------------------------------------------------------
                                                                    (Amounts in thousands except yield)
                                            1996                1995             1994                  1993               1992
                                     ------------------    -------------   -----------------     ---------------    --------------
                                      Amount     Yield     Amount  Yield   Amount      Yield     Amount    Yield    Amount    Yield
                                      --------   -----   --------  ------   -------    ------  --------   ------   --------   -----

Noninterest-bearing demand deposits   $ 30,549     --    $ 26,478     --   $ 25,326     --     $ 22,913      --    $ 19,662      --
Interest-bearing demand deposits        29,376   0.91%     26,192  0.91%     25,126    0.94%     21,782    12.7%     19,341    2.03%
Savings deposits                       104,938   4.15%     91,509  4.60%     66,517    3.45%     52,385    2.81%     46,440    3.53%
Time deposits under $100,000            34,408   5.26%     19,073  4.84%     27,259    3.82%     24,048    3.86%     26,981    4.98%
Time deposits $100,000 or more           6,586   5.43%      6,358  5.17%      7,160    3.78%     10,148    3.77%     12,080    4.77%
                                      --------           --------          --------             --------             --------
  Total deposits                      $205,857           $169,610          $151,388            $131,276             $124,504
                                      ========           ========          ========            ========             ========



Maturities of Time Certificates of Deposits of $100,000 or More

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

                                   December 31, 1996
                                   -----------------
                                    (In thousands)
Remaining Maturity:
Three months or less                $    2,840
Over three through six months            2,146
Over six through twelve months           3,383
 Over twelve months                      3,178
                                    -----------
   Total                            $   11,547
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

ITEM 3.                  LEGAL PROCEEDINGS

As of December 31, 1996, the Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities.

The Company is, however, also exposed to certain potential claims encountered in the normal course of business. In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations in the foreseeable future.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As permitted by the Securities and Exchange Commission, the information called for by this Item relating to Executive Officers is incorporated by reference from the section of the Company's 1997 Proxy Statement titled "Executive Officers Of Capital Corp" which is incorporated herein by reference and was filed on or about March 20, 1997.
                                     PART II

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

                       SELECTED QUARTERLY FINANCIAL INFORMATION

The following tables present selected historical consolidated financial information, including per share information, for each of the quarterly periods indicated. The following financial data should be read in conjunction with the consolidated financial statements of Capital Corp included or incorporated by reference in this annual report.

SELECTED QUARTERLY FINANCIAL INFORMATION
(In thousands except per share data)

1995                              FIRST     SECOND         THIRD        FOURTH
Interest income                $  3,636   $  3,893      $  4,077        $4,267
Interest expense                  1,360      1,413         1,449         1,495
Net interest income               2,276      2,480         2,628         2,772
Noninterest income                  355        288           225        (2,092)
Noninterest expense               1,894      2,064         2,112         2,076
Net income (loss)                   421        406           452          (944)
Net income (loss) per share(1)    0.20       0.19          0.22         (0.45)

1996                              FIRST     SECOND         THIRD        FOURTH
Interest income                $  4,250   $  4,313      $  5,226      $  5,562
Interest expense                  1,512      1,530         1,869         1,954
Net interest income               2,738      2,783         3,357         3,608
Noninterest income                  571        684           694           986
Noninterest expense               2,353      2,853         2,986         2,544
Net income (loss)                   501        296           613           599
Net income (loss) per share(1)     0.24       0.13          0.24          0.23

1997                              FIRST     SECOND
Interest income                $  5,601   $  5,956
Interest expense                  2,072      2,335
Net interest income               3,529      3,621
Noninterest income                  734      1,212
Noninterest expense               3,240      3,180
Net income (loss)                   513       (943)
Net income (loss) per share(1)     0.20      (0.36)

(1) Per share data reflects 15% stock dividends in June 1994 and June 1995, 5% stock dividend in August 1996 and three-for-two stock split in May 1997 and is based on weighted average shares outstanding excluding shares issuable upon exercise of outstanding options.

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

ITEM 11.                EXECUTIVE COMPENSATION

As  permitted  by  Securities  and  Exchange  Commission   Regulation  14A,  the
information called for by this item is incorporated by reference from the section of the Company's 1997 Proxy Statement titled "Compensation and Other Transactions With Management and Others" which was filed on or about
March 20, 1997.

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

(c)  Exhibits
     The following is a list of all exhibits  required by Item 601 of Regulation
      S-K to be filed as part of this Form 10-K:

                                                                                            Sequentially
   Exhibit                                                                                    Numbered
    Number     Exhibit                                                                            Page
    ------     -------                                                                      ----------
     3.1       Articles of Incorporation (filed as Exhibit 3.1 of the Company's                 *
               September  30,  1996  Form  10Q  filed  with  the SEC on or about
               November 14, 1996).
     3.2       Bylaws (filed as Exhibit 3.2 of the Company's September 30, 1996 Form            *
               10Q filed with the SEC on or about November 14, 1996).
      10       Employment Agreement between Thomas T. Hawker and Capital Corp.
     10.1      Administration Construction Agreement (filed as Exhibit 10.4 of the              *
               Company's 1995 Form 10K filed with the SEC on or about March 31,
               1996).
     10.2      Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995 Form              *
               10K filed with the SEC on or about March 31, 1996).
     10.3      401(k) Plan (filed as Exhibit 10.7 of the Company's 1995 Form 10K                *
               filed with the SEC on or about March 31, 1996).
     10.4      Employee Stock Ownership Plan (filed as Exhibit 10.8 of the                      *
               Company's 1995 Form 10K filed with the SEC on or about March 31,
               1996).
      11       Statement  Regarding  the  Computation  of Earnings  Per Share is
               incorporated  herein by  reference  from Note 1 of the  Company's
               Consolidated Financial Statements.
      13       Annual Report to Security Holders.
     23.1      Consent of KPMG Peat Marwick LLP
      *        Denotes documents which have been incorporated by reference.



(d) Financial Statement Schedules
    All other supporting schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of August, 1997
                        CAPITAL CORP OF THE WEST

                        By:   /s/ THOMAS T. HAWKER
                           ----------------------------------------------
                             THOMAS T. HAWKER
                            (President and Chief Executive Officer
                             of Capital Corp of the West)


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

Signature                                            Capacity                        Date
---------                                            --------                        ----
/s/ JERRY E. CALLISTER                               Chairman of the                 August 26, 1997
-----------------------------------                  Board of Directors
JERRY E. CALLISTER


/s/ ROBERT E. HOLL                                   Director                        August 26, 1997
----------------------------------
ROBERT E. HOLL


/s/ BERTYL W. JOHNSON                                Director                        August 26, 1997
----------------------------------
BERTYL W. JOHNSON


/s/ DOROTHY L. BIZZINI                               Director                        August 26, 1997
----------------------------------
DOROTHY L. BIZZINI


/s/ LLOYD H. AHLEM                                   Director                        August 26, 1997
----------------------------------
LLOYD H. AHLEM


/s/ JAMES W. TOLLADAY                                Director                        August 26, 1997
----------------------------------
JAMES W. TOLLADAY


/s/ JACK F. CAUWELS                                  Director                        August 26, 1997
----------------------------------
JACK F. CAUWELS





/s/ THOMAS T. HAWKER                                 Director/CEO                    August 26, 1997
----------------------------------
THOMAS T. HAWKER


/s/ JOHN FAWCETT                                     Director                        August 26, 1997
----------------------------------
JOHN FAWCETT


/s/ TAPAN MONROE                                     Director                        August 26, 1997
----------------------------------
TAPAN MONROE


/s/ JANEY E. BOYCE                                   Chief Financial &               August 26, 1997
----------------------------------                   Accounting Officer
JANEY E. BOYCE

CAPITAL CORP OF THE WEST