Form 10-Q
period 1997-09-30
CAPITAL CORP OF THE WEST
filed 1997-11-14
CIK 1004740

                                       FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



[_X_] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended SEPTEMBER 30, 1997 or
[___] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________


Commission File Number:   0-27384

                               CAPITAL CORP OF THE WEST
                (Exact name of registrant as specified in its charter)


         California                                           77-0405791
(State or otherjurisdiction of                           IRS Employer ID Number
incorporation or organization)


                           550 West Main, Merced, CA  95340
                       (Address of principal executive offices)

Registrant's telephone number, including area code:    (209) 725-2200

Former name, former address and former fiscal year, if changed since last report: 1160 WEST OLIVE, MERCED, CA 95340.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No

The number of shares outstanding of the registrant's common stock, no par value, as of September 30, 1997 was $4,356,080. No shares of preferred stock, no par value, were outstanding at September 30, 1997.

                               CAPITAL CORP OF THE WEST
                                  Table of Contents

PART I.  --  FINANCIAL INFORMATION


 Item 1.  Financial Statements
             Consolidated Balance Sheets                                      3
             Consolidated Statements of Income                                4
             Consolidated Statements of Cash Flows                            5
             Notes to Consolidated Financial Statements                       6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            7




PART II.  --  OTHER INFORMATION


 Item 1.  Legal Proceedings                                                  29
 Item 2.  Changes in Securities                                              29
 Item 3.  Defaults Upon Senior Securities                                    29
 Item 4.  Submission  of  matters  to a vote of Security Holders             29
 Item 5.  Other Information                                                  29
 Item 6.  Exhibits and Reports on Form 8-K                                   29

Signatures                                                                   31

                            Capital Corp of the West
                          Consolidated Balance Sheets
                                  (Unaudited)



                                               09/30/97    12/31/96    09/30/96
                                               --------    --------    --------
                                                        (In thousands)
                    ASSETS
Cash & noninterest-bearing deposits in other
 banks                                         $ 15,231    $ 12,982     $ 16,669
Federal funds sold                                5,940       3,735        4,395
Investment securities available for sale, at
fair value                                       78,575      43,378       40,846
Investment securities held-to-maturity
 at amortized cost, market value of
 $10,512,000 at September 30, 1997               10,545       3,101            -
Mortgage loans held for sale                          -         880            -
Loans, net of allowance for loan losses of
 $2,296,000 at September 30, 1997; $2,792,000
 at December 31, 1996; and $2,148,000 at
 September 30, 1996                             206,169     180,455      173,641
Interest receivable                               2,409       1,879        1,867
Bank premises and equipment, net                 11,095       6,266        4,840
Other assets                                     13,060      13,313       11,633
                                               --------    --------     --------
     Total Assets                              $343,024    $265,989     $253,891
                                               --------    --------     --------
                                               --------    --------     --------


                  LIABILITIES
Deposits
Noninterest-bearing demand                     $ 42,675    $ 39,157     $ 38,094
Negotiable orders of withdrawal                  39,547      34,303       29,734
Savings                                         118,020     111,285      110,263
Time, under $100,000                             53,049      46,990       40,823
Time, $100,000 and over                          25,605       6,610        9,825
                                               --------    --------     --------
     Total Deposits                             278,896     238,345      228,739


Federal funds purchased and securities sold
 under agreements to repurchase                  14,484           -            -
Short term borrowings                             3,046         110            -
Long term borrowings                              5,105       1,535          106
Accrued interest, taxes and other
 liabilities                                      1,644       5,025        5,021
                                               --------    --------     --------
     Total Liabilities                          303,175     245,015      233,866

             SHAREHOLDERS' EQUITY
Preferred Stock, no par value;  15,000,000
 shares authorized; none outstanding                  -           -            -

Common stock, no par value, 20,000,000
 shares authorized; 4,356,080 issued &
 outstanding at September 30, 1997; 2,601,711
 issued & outstanding at December 31, 1996;
 and 2,600,211 issued & outstanding at
 September 30, 1996                              33,764      15,321       15,298
Investment securities unrealized (losses)
 gains, net                                          37        (69)        (400)
Retained earnings                                 6,048       5,722        5,127
                                               --------    --------     --------
     Total Shareholders' Equity                  39,849      20,974       20,025
                                               --------    --------     --------
     Total Liabilities and Shareholders'
      Equity                                   $343,024    $265,989     $253,891
                                               --------    --------     --------
                                               --------    --------     --------

                           Capital Corp of The West
                       Consolidated Statements of Income
                                 (Unaudited)

                                                            Three Months Ending                  Nine Months Ending
                                                          9/30/97           9/30/96          9/30/97           9/30/96
                                                          -------           -------          -------           -------
                                                                (In thousands)                     (In thousands)
Interest income:

Interest and fees on loans                                $ 5,455           $ 4,449           $15,085          $11,515
Interest on investment securities
  Taxable                                                     982               644             2,709            1,949
  Non-taxable                                                  42                63               150              184
Interest on federal funds sold                                143                70               235              141
                                                          -------            ------           -------          -------
Total interest income                                       6,622             5,226            18,179           13,789

Interest Expense:
Deposits:
  Negotiable Orders of Withdrawal                              87                68               245              195
  Savings                                                   1,215             1,132             3,487            3,193
  Time, under $100,000                                        897               548             2,314            1,169
  Time, $100,000 and over                                     157               119               456              304
                                                          -------            ------           -------          -------
    Total interest on deposits                              2,356             1,867             6,502            4,861
 Other                                                        217                 2               478               49
                                                          -------            ------           -------          -------
      Total interest expense                                2,573             1,869             6,980            4,910

Net interest income                                         4,049             3,357            11,199            8,879
Provision for loan losses                                     205                96             3,681              406
                                                          -------            ------           -------          -------
Net interest income after provision for loan losses         3,844             3,261             7,518            8,473

Other income (loss):
Service charges on deposit accounts                           462               343             1,195              944
Income from real estate held for sale or development           89               67                600              143
Other                                                         195               284               897              862
                                                          -------            ------           -------          -------
Total Other Income                                            746               694             2,692            1,949

Other Expenses:
Salaries and related benefits                               1,612             1,419             4,643            4,059
Premises and occupancy                                        311               240               887              581
Equipment                                                     335               265               970              749
Professional Fees                                             153               272               413              604
Supplies                                                      131                90               382              213
Marketing                                                     152                93               463              289
Other                                                         644               607             2,000            1,697
                                                          -------            ------           -------          -------
Total other expenses                                        3,338             2,986             9,758            8,192

Income before income taxes                                  1,252               969               452            2,230
Provision for income taxes                                    476               356               106              820
                                                          -------            ------           -------          -------
Net income                                                $   776            $  613           $   346          $ 1,410
                                                          -------            ------           -------          -------
                                                          -------            ------           -------          -------

Net income per share                                     $   0.23           $  0.24           $  0.13          $  0.60
                                                          -------            ------           -------          -------
                                                          -------            ------           -------          -------

                               Capital Corp of The West
                         Statement of Consolidated Cash Flows
                                     (Unaudited)

                                                                    9 months ended      9 months ended
                                                                        9/30/97             9/30/96
                                                                    --------------      --------------
                                                                               (In thousands)
OPERATING ACTIVITIES:
Net Income                                                            $     346           $  1,410
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Provision for loan losses                                               3,681                406
  Depreciation, amortization and accretion, net                           1,124                879
  Provision (benefit) for deferred income taxes                             735               (301)
Net (increase) decrease in interest receivable & other assets            (2,000)            (4,155)
Net decrease (increase) in mortgage loans held for sale                     880                501
Net increase in deferred loan fees                                           59                 66
Net increase in accrued interest payable & other liabilities             (1,130)             3,019
Net (gains) losses on sale of assets                                       (600)              (609)
                                                                      ---------           --------
Net cash provided by operating activities                                 3,095              1,216

INVESTING ACTIVITIES:
Investment security purchases                                           (60,707)           (11,308)
Proceeds from maturities of investment securities                        10,264              3,836
Proceeds from sales of investment securities                              7,718             10,493
Proceeds from sales of commercial and real estate loans                   1,415              3,158
Net increase in loans                                                   (30,869)           (44,801)
Purchases of premises and equipment                                      (5,645)            (1,279)
Purchases of real estate held for sale or development                         -               (795)
Proceed from sale of real estate held for sale or development             1,470                436
                                                                      ---------           --------
Net cash (used) by investing activities                                 (76,354)           (40,260)

FINANCING ACTIVITIES:
Net increase in demand, NOW and deposits                                 15,497             13,809
Net increase in certificates of deposit                                  25,054             22,329
Net increase in other borrowings                                         18,738                769
Issuance of common stock for acquisition                                 17,992              3,969
Issued shares for benefit plan purchases                                    208                  -
Fractional shares purchased                                                 (10)               (82)
Exercise of stock options                                                   234                347
                                                                      ---------           --------
Net cash provided by financing activities                                77,713             41,141

Net increase in cash and cash equivalents                                 4,454              2,097

Cash and cash equivalents at beginning of year                           16,717             18,967
                                                                      ---------           --------
Cash and cash equivalents at end of quarter                             $21,171            $21,064

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Investment securities net unrealized gains                                 68               (712)

                               Capital Corp of the West
                     Notes to Consolidated Financial Statements
           September 30, 1997, December 31, 1996, and September 30, 1996
                                    (Unaudited)

GENERAL - COMPANY

    Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the state of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). During 1996 the Company formed Capital West Group, a new subsidiary that engages in the financial institution advisory business but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 30,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Preferred Stock. As of September 30, 1997 there were 4,356,080 common shares outstanding, held of record by approximately 1,300 shareholders. The weighted average shares outstanding were 2,724,000 and 2,344,000 for the nine months ending September 30, 1997 and 1996 respectively. The weighted average shares outstanding were 3,376,000 and 2,600,000 for the three months ended September 30, 1997 and 1996 respectively. There were no preferred shares outstanding at September 30, 1997. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, and the Bank's subsidiaries, Capital West Group and the Thrift, unless context otherwise requires.

GENERAL - BANK

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations on December 22, 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's securities consist of one class of Common Stock, no par value and is wholly owned by the Company. The Bank's deposits are insured under the Federal Deposit Insurance Act, by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits stated therein. The Bank is not a member of the Federal Reserve System.

GENERAL - THRIFT

The Company acquired the Thrift on June 28, 1996 for a combination of cash and stock with an aggregate value of approximately $5.8 million. The Thrift is an industrial loan company with four offices. It specializes in direct loans to the public and the purchase of financing contracts. It was originally incorporated in 1957. Its deposits (technically known as investment certificates or certificates of deposit rather than deposits) are insured by the FDIC up to applicable limits.

BANK'S INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Merced, Tuolumne and Stanislaus Counties. The Bank has nine branch offices: two in Merced with the branch located in north Merced currently designated as the head office, and offices in Atwater, Turlock, Hilmar, Sonora, Los Banos, and two offices in Modesto opened in late 1996. The Bank relocated its existing administrative office and existing branch in downtown Merced to a new facility constructed in downtown Merced in September, 1997. In conjunction with the construction of the facility, the Merced Redevelopment Agency has provided the Bank with an interest free loan in the amount of $3.0 million. The loan, originally scheduled to mature on July 8, 1997, was extended until October 8, 1997. For the interim period of extension, an interest rate of 6% was charged on the loan. The loan was paid in full on October 8, 1997 and it is anticipated that during the fourth quarter of 1997 a permanent mortgage loan will be obtained from an unaffiliated lender. The Thrift engages in the general consumer lending business primarily in Stanislaus, Fresno, and Tulare counties from its main office in Turlock; and branch offices located in Modesto, Visalia, and Fresno.

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

   These factors include risks inherent to commercial lending, dependence upon key personnel, present and future regulation and legislation, and risks related to asset quality.

   The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

RESULTS OF OPERATIONS

    NINE MONTHS ENDED SEPTEMBER  30, 1997 COMPARED WITH NINE MONTHS ENDED
     SEPTEMBER  30, 1996

   OVERVIEW. For the nine months ended September 30, 1997, the Company reported net income of $346,000 compared with net income of $1,410,000 for the nine months ended September 30, 1996. Earnings per share were $.13 and $.60, respectively. The annualized return on average assets was .16% and .87% for the first nine months of 1997 and 1996, respectively. The Company's annualized return on average equity was 1.91% and 11.74% for the nine months ended September 30, 1997 and 1996, respectively. The decreases in earnings per share, return on average assets and return on average equity were primarily attributable to the significant increase in the loan loss provision taken in the first six months of 1997.

   NET INTEREST INCOME. The Company's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities. The difference between the two is net interest income. Net interest income for the nine months ended September 30, 1997 totaled $11,199,000 compared with $8,879,000 for the same period in 1996, an increase of $2,320,000 or 26%.

   Total interest and fees on earning assets were $18,179,000 for the first nine months of 1997, an increase of $4,390,000 or 32% from $13,789,000 for the same nine months in 1996. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in interest income in the first nine months of 1997 was primarily the result of an increase in the volume of interest-earning assets. Average interest-earning assets for the first nine months of 1997 were $246,254,000 compared with $194,006,000 for the first nine months of 1996, an increase of $52,248,000 or 27%.

   Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $6,980,000 for the nine months ended September 30, 1997, compared with $4,910,000 for the nine months ended September 30, 1996, an increase of $2,070,000 or 42%. This increase was primarily the result of an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities were $229,029,000 for the first nine months of 1997 compared with $169,088,000 for the same nine months in 1996, an increase of $59,941,000 or 35%.

   The Company's net interest margin, the ratio of net interest income to average interest-earning assets, was 5.84% for the nine months ended September 30, 1997 compared with 6.12% for the same period in 1996. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's decrease in net interest margin was primarily attributable to a moderate change in the mix of interest-bearing liabilities. Certificate of deposits as a percentage of average interest-bearing liabilities increased from 22% for the nine months ended June 30, 1996 to 29% for the nine months ended September 30, 1997.

   AVERAGE BALANCES AND RATES EARNED AND PAID. The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

                                                                              FOR THE NINE MONTHS ENDED
                                                   -------------------------------------------------------------------------------
                                                             SEPTEMBER 30, 1997                       SEPTEMBER 30, 1996
                                                   -------------------------------------    --------------------------------------
                                                                   INTEREST       RATES                     INTEREST       RATES
                                                    AVERAGE        INCOME/       EARNED/      AVERAGE        INCOME/      EARNED/
                                                    BALANCE        EXPENSE        PAID        BALANCE        EXPENSE       PAID
                                                   ------------   ------------   -------    -------------  -----------    --------
                                                                               (DOLLARS IN THOUSANDS)
 Assets
 Federal funds sold                                $     5 ,770   $        235     5.45%     $      3,608  $       141      5.22%
 Taxable investment securities: (1)                      53,112          2,709     6.82%           37,246        1,949      7.00%
 Nontaxable investment securities                         3,727            150     5.38%            4,545          184      5.41%
 Loans, gross: (2)                                      193,645         15,085    10.42%          148,607       11,515     10.36%
                                                   ------------   ------------   -------    -------------  -----------    --------
 Total Earning Assets                                   256,254     $    8,179     9.48%          194,006  $    13,789      9.50%
                                                                  ------------                             -----------
 Allowance for loan losses                              (2,730)                                   (1,897)
 Cash and due from banks                                 13,528                                    10,201

 Premises and equipment                                   8,909                                     4,512
 Interest receivable and other assets                    15,056                                    10,152
                                                   ------------                             -------------
 Total Assets                                        $  291,017                                $  216,974
                                                   ------------                             -------------
                                                   ------------                             -------------


 Liabilities and Shareholders' Equity
 Interest-bearing demand deposits                   $    36,196    $       245     0.90%       $   28,512  $       195        0.91%
 Savings deposits                                       114,256          3,487     4.08%          102,170        3,193        4.18%
 Time deposits                                           67,271          2,770     5.51%           37,257        1,473        5.29%
 Other borrowed funds                                    11,306            478     5.65%            1,149           49        5.70%
                                                   ------------   ------------   -------    -------------  -----------    --------
 Total interest-bearing liabilities                     229,029     $    6,980     4.07%          169,088       $4,910        3.88%
                                                                  ------------
 Noninterest-bearing demand deposits                     35,096                                    29,590
 Accrued interest, taxes and other liabilities            2,762                                     2,236
                                                   ------------                             -------------
 Total liabilities                                      266,887                                   200,914

 Shareholders' equity                                    24,130                                    16,060
                                                   ------------                             -------------
 Total Liabilities and Shareholders' Equity          $  291,017                                  $216,974
                                                   ------------                             -------------
                                                   ------------                             -------------
 Net interest income                                                $   11,199                               $   8,879
                                                                  ------------                             -----------
                                                                  ------------                             -----------
 Net interest margin (3)                                                           5.84%                                      6.12%
                                                                                 -------                                  --------
                                                                                 -------                                  --------

___________

(1) Interest on municipal securities is not computed on a tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $1,043,000 and $713,000 for the periods included.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

   NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE. The following table sets forth, for the periods indicated, a summary of the changes in average asset and liability balances and interest earned and interest paid resulting from changes in average asset and liability balances (volume) and changes in average interest rates and the total net change in interest income and expenses. The changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30 1997
                                                                    OVER
                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30 1996
                                                      ----------------------------------
                                                             INCREASE (DECREASE)
                                                              DUE TO CHANGE IN
                                                      ----------------------------------
                                                       AVERAGE       AVERAGE
                                                        VOLUME         RATE       TOTAL
                                                      ----------     -------     --------
                                                                 (IN THOUSANDS)
INCREASE (DECREASE) IN INTEREST AND FEE INCOME:
Federal funds sold                                    $     88        $   6       $   94
Taxable investment securities                              808          (48)          760
Nontaxable investment securities(1)                        (33)          (1)          (34)
Loans, gross                                             3,508           62         3,570
                                                      ----------     -------     --------
Total                                                    4,371           19         4,390
                                                      ----------     -------     --------
                                                      ----------     -------     --------
INCREASE (DECREASE) IN INTEREST EXPENSE:
Interest-bearing demand deposits                            52           (2)           50
Savings deposits                                           367          (73)          294
Time deposits                                            1,233           64         1,297
Other borrowed funds                                       429            0           429
                                                      ----------     -------     --------
Total                                                    2,081          (11)        2,070
                                                      ----------     -------     --------
                                                      ----------     -------     --------
Total change in net interest income                   $  2,290        $  30        $2,320
                                                      ----------     -------     --------
                                                      ----------     -------     --------

___________
(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.

   PROVISION FOR LOAN LOSSES. The provision for loan losses for the first nine months of 1997 was $3,681,000 compared with $406,000 in the nine months ended September 30, 1996. During the three months ended June 30, 1997, the Company made a provision of $3,236,000 for loan losses and charged off a real estate development loan with a balance of $3,458,000. As of September 30, 1997 the allowance for loan losses was $2,296,000 or 1.10% of total loans. At September 30, 1997, nonperforming assets totaled $2,409,000 or .70% of total assets, nonperforming loans totaled $2,181,000 or 1.05% of total loans and the allowance for loan losses totaled 105.27% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

   NONINTEREST INCOME. Noninterest income increased by $743,000 or 38% to $2,692,000 for the nine months ended September 30, 1997 compared with $1,949,000 in the same period in 1996. Service charges on deposit accounts increased by $251,000 or 27%, income from the sale of real estate held for sale or development increased by $457,000 or 320% and other income increased by $35,000 or 4%. The increases in service charges are primarily due to general growth of the Company. The increase in income from the sale of real estate held for sale or development was due to increased sales of residential lots. The primary reasons for the increase in other income were increases from loan servicing income and retail investment sales.

   NONINTEREST EXPENSE. Noninterest expenses increased by $1,566,000 or 19% to $9,758,000 for the nine months ended September 30, 1997 compared with $8,192,000 for the same period in 1996. The primary components of noninterest expenses were salaries and employee benefits, occupancy expenses, furniture and equipment expenses, and other operating expenses. The following table summarizes noninterest expenses for the nine-month periods ended September 30, 1997 and 1996.

                                                   FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                   -------------------------
                                                       1997         1996
                                                   -----------  ------------
                                                        (IN THOUSANDS)
Salaries and employee benefits                       $  4,643    $   4,059
Furniture and equipment                                   970          749
Occupancy expense                                         887          581
Marketing                                                 463          289
Professional fees                                         413          604

Supplies                                                  382          213
Other                                                   2,000        1,697
                                                   -----------  ------------
Total                                                $  9,758    $   8,192
                                                   -----------  ------------
                                                   -----------  ------------

   For the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996, salaries and related benefits increased by $584,000 or 14%, equipment expenses increased $221,000 or 30%, occupancy expenses increased $306,000 or 53%, marketing expenses increased by $174,000 or 60% and other expenses, including professional fees, and supplies increased by $281,000 or 11%. The expense increases were primarily the result of expansion, including expenses associated with acquisition and operation of Town & Country (acquired in June 1996) and the opening of two branch offices in December 1996.

   PROVISION FOR INCOME TAXES. The Company recorded a $106,000 tax benefit for the nine months ended September 30, 1997 compared with a provision for income taxes of $820,000 for the same nine months in 1996. Tax rates were positively affected by the purchase of limited partnership investments in low-income affordable housing projects providing the investor with affordable housing income tax credits. The Company had investments in these partnerships of $2,700,000 as of September 30, 1997 and $1,700,000 as of September 30, 1996, resulting in tax credits of $97,000 and $55,000, respectively.

   NET INCOME. The decrease in earnings in the first nine months of 1997 compared with the first nine months of 1996 resulted primarily from the increase in the provision for loan losses and the related charge-off a real estate development loan. The increase in the loan loss provision was partially offset by the increases in net interest income and in the sale of real estate that had been previously written off.

ASSET AND LIABILITY MANAGEMENT

     Asset and liability management is an integral part of managing a banking institution's primary source of income, net interest income. The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. The Company considers its rate-sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans and investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes within one year and include maturing time certificates, certain savings deposits and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that reprice within various time frames is called the "gap." Generally, if repricing assets exceed repricing liabilities in a time period the Company would be deemed to be asset-sensitive. If repricing liabilities exceed repricing assets in a time period the Company would be deemed to be liability-sensitive. Generally, the Company seeks to maintain a balanced position whereby there is no significant asset or liability sensitivity within a one-year period to ensure net interest margin stability in times of volatile interest rates. This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

     The following tables set forth the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities as of September 30, 1997, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.


                                                                              AT SEPTEMBER 30, 1997
                                               ------------------------------------------------------------------------------------
                                                                AFTER 3         AFTER 1
                                                                 BUT           YEAR BUT
                                                WITHIN          WITHIN           WITHIN        AFTER      NONINTEREST-
                                               3 MONTHS        12 MONTHS        5 YEARS       5 YEARS       BEARING         TOTAL
                                               --------        ---------       --------       -------     ------------    ---------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Time deposits at other banks                   $      0         $     99       $   -            $   -        $   -         $     99
Federal funds sold                                5,940            -               -                -            -            5,940
Investment securities                               418            6,006        32,476           50,121          -           89,021

Loans                                           127,733           32,603        37,928           10,201          -          208,465
Total earning assets                            134,091           38,708        70,404           60,322                     303,525
Noninterest-earning assets and
 allowances for loan losses                       -                -               -                -         39,499         39,499
Total assets                                   $134,091          $38,708       $70,404          $60,322      $39,499       $343,024


LIABILITIES AND SHAREHOLDERS' EQUITY
Savings, money market and NOW deposits         $157,567          $ -           $   -            $   -        $42,675       $200,242
Time deposits                                    16,696           49,100        12,597              261          -           78,654
Other interest-bearing liabilities                3,046           14,484         5,105              -            -           22,635
Other liabilities and shareholders'
 equity                                           -                -               -                -         41,493         41,493
                                                                                                           ---------       --------

Total liabilities and shareholders'
 equity                                         177,309           63,584        17,702              261       84,168       $343,024
                                              ---------         --------        ------          -------    ---------       --------
Incremental gap                                 (43,218)         (24,876)       52,702           60,061     ($44,669)
                                              ---------         --------        ------          -------    ---------
                                              ---------         --------        ------          -------    ---------
Cumulative gap                                 $(43,218)        $(68,094)     $(15,392)         $44,669
                                              ---------         --------        ------          -------
                                              ---------         --------        ------          -------

Cumulative gap as a % of earning assets
                                                 (14.2)%           (22.4)%        (5.1)%           14.7%

    The Company was liability-sensitive with a negative cumulative one-year gap of $ 68,094,000 or 22% of interest-earnings assets at September 30, 1997.
 In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

    The interest rate gaps reported in the tables arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all repricing intervals. For purposes of the analysis above, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. Actual payment patterns may differ from contractual payment patterns. The change in net interest income may not always follow the general expectations of an asset-sensitive or liability-sensitive balance sheet during periods of changing interest rates, because interest rates earned or paid may change by differing increments and at different time intervals for each type of interest-sensitive asset and liability. As a result of these factors, at any given time, the Company may be more sensitive or less sensitive to changes in interest rates than indicated in the above tables. Greater sensitivity would have a more adverse effect on net interest margin if market interest rates were to increase, and a more favorable effect if rates were to decrease.

    An additional measure of interest rate sensitivity that the Company monitors through a detailed model is its expected change in earnings. This model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's return on equity.
 Based upon the September 30, 1997 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the federal funds rate of 1%, this model estimates the Company's cumulative return on equity over the next year would decrease by less than 1%. No assurance can be given that the actual return on equity would not decrease by more than 1% in response to a 1% increase in federal funds rate, or that actual return on equity would not decrease substantially if market interest rates increased by more than 1%.

FINANCIAL CONDITION

    Total assets at September 30, 1997 were $343,024,000, an increase of $77,035,000 or 29% compared with total assets of $265,989,000 at December 31, 1996, and an increase of $89,133,000 or 35% compared with total assets of $253,891,000 at September 30, 1996. Net loans were $206,169,000 at September 30, 1997, an increase of $25,714,000 or 14.0% compared with net loans of $180,455,000 on December 31, 1996, and an increase of $32,528,000 or 19%
compared with net loans of $173,641,000 at September 30, 1996. The growth of the Company from September 30, 1996 to September 30, 1997 was primarily the result of the opening of new branch offices of County Bank within that period and an increased utilization of purchasing investments using funds obtained from short term borrowings.

    The allowance for loan losses was $2,296,000 at September 30, 1997, representing a decrease of 18% of the allowance at December 31, 1996 but an increase of 7% of the allowance at September 30, 1996. The allowance at September 30, 1997 represented 1.1% of total loans, compared with 1.5% of total loans at December 31, 1996. Nonperforming loans at September 30, 1997 decreased by $3,387,000 from December 31, 1996, moving from 3.04% of total loans to 1.05% of total loans. In addition, the allowance for loan losses as a percentage of nonperforming loans increased from 50.14% at December 31, 1996 to 105.27% at September 30, 1997.

    Deposits were $278,896,000 at September 30, 1997, an increase of $40,551,000 or 17% compared with deposits of $238,345,000 at December 31, 1996, and an increase of $50,157,000 or 22% compared with deposits of $228,739,000 at September 30, 1996.

    Total shareholders' equity was $39,849,000 at September 30, 1997, an increase of $18,875,000 or 90% from $20,974,000 at December 31, 1996, and a
94% increase from $20,025,000 at September 30, 1996. The growth in shareholders' equity was primarily due to the issuance of 1,725,000 additional shares of no par common stock which generated a net addition of $17,992,000 to stockholders' equity. The additional shares were the result of an equity offering that was completed on August 22, 1997.

    INVESTMENT PORTFOLIO. The following table sets forth the fair value of securities available for sale and the book and market values of securities held for maturity at the dates indicated.


                                                                                     AT DECEMBER 31,
                                                      -------------------------------------------------------------------------
                               AT SEPTEMBER 30,              1996                     1995                     1994
                               ----------------       -------------------        -------------------      ---------------------
                                    1997
                               ----------------
                                BOOK     MARKET        BOOK      MARKET             BOOK     MARKET        BOOK        MARKET
                               -------  --------      --------  --------          --------  --------      -------    ----------
                                                                                (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Treasury and U.S.                  $ 10,839                 $17,711                     $22,521                   $20,593
  Government agency

State and political                        3,283                   4,271                       4,297
 subdivisions
Mortgage-backed securities                63,223                  20,751                      17,932
 & CMOs
Other securities                           1,230                     645                         552                       487
                                        --------                 -------                     -------                   -------
Total                                   $ 78,575                 $43,378                     $45,302                   $21,080
                                        --------                 -------                     -------                   -------
                                        --------                 -------                     -------                   -------

HELD TO MATURITY

U.S.  Treasury and U.S.
 Government agency             $10,545  $10,512                    -                           -           $8,175       $7,989
State and political
 subdivisions                     _        _                       _                           _            6,571        6,567
                                                                                                          -------      -------
Total                          $10,545  $10,512                    _                           _          $14,746      $14,556
                               -------  -------                  -------                     -------      -------      -------
                               -------  -------                  -------                     -------      -------      -------


    The following table sets forth the maturities of the Company's investment securities at September 30, 1997 and the weighted average yields of such securities calculated on the basis of the cost and effective yields based on the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.


                                                                     AT SEPTEMBER 30, 1997
                                ---------------------------------------------------------------------------------------------------
                                                     AFTER ONE BUT        AFTER FIVE BUT
                                 WITHIN ONE YEAR   WITHIN FIVE YEARS      WITHIN 10 YEARS        AFTER 10 YEARS          TOTAL
                                 ---------------   ------------------   -------------------   -------------------   ---------------
                                 AMOUNT    YIELD    AMOUNT     YIELD     AMOUNT     YIELD      AMOUNT      YIELD         AMOUNT
                                 ------   ------   -------   --------   --------   --------   ---------   -------   ---------------
                                                                      (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE

U.S.  Treasury and U.S.          $   -       -      $5,552     6.16%     $1,896     7.07%      $ 3,391     7.24%        $10,839
 Government agency
State and political                  452   5.01%     2,524     5.38%        307     4.22%          -         -            3,283
 subdivisions

Mortgage-backed securities &
 CMOs                             10,190   6.45%     14,440     7.22%     7,222     7.12%       31,371     7.27%         63,223
Equity securities                  1,230               -                     -                     -                      1,230
                                 -------                                                                                -------
Total                            $11,872            $22,516              $9,425                $34,762                  $78,575
                                 -------            -------              ------                -------                  -------
                                 -------            -------              ------                -------                  -------
HELD TO MATURITY

U.S.  Treasury and U.S.               99   5.85%       -         -       $7,047     6.93%      $ 3,399     7.24%        $10,545
 Government agency               -------   ----     -------    -------   ------     ----       -------     ----         -------
                                 -------   ----     -------    -------   ------     ----       -------     ----         -------


     In the above table, mortgage-backed securities and Collateralized Mortgage Obligations (CMO) are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules. The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

    LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio at the dates indicated.


                                      AT SEPTEMBER 30,                                       AT DECEMBER 31,
                                                             ----------------------------------------------------------------------
                                           1997                   1996          1995         1994          1993         1992
                                      -----------------      -------------  ------------  -----------  -----------  ---------------
                                                                            (IN THOUSANDS)
Commercial                                $34,235              $27,857        $20,374       $15,229      $16,896      $24,094
Agricultural                               43,682               43,929         45,187        40,598       38,029       32,997
Real estate-construction                   11,934               13,923         12,006        11,726        9,143        7,131
Real estate-mortgage                       67,486               57,098         42,128        34,743       32,984       21,338
Consumer                                   51,128               40,440         14,039        11,304       10,072       11,775
                                         --------             --------       --------      --------     --------      -------
Total                                    $208,465             $183,247       $133,734      $113,600     $107,124      $97,335
                                         --------             --------       --------      --------     --------      -------
                                         --------             --------       --------      --------     --------      -------


    The following tables show the maturity distribution of the loan portfolio at September 30, 1997, and December 31, 1996, and the loan portfolio's sensitivity to changes in interest rates.


                                                                        AT SEPTEMBER 30, 1997
                                          ------------------------------------------------------------------------------
                                                                       AFTER 1 BUT
                                               WITHIN 1 YEAR          WITHIN 5 YEARS       AFTER 5 YEARS        TOTAL
                                          ------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
Commercial and agricultural
  Loans with floating interest rates               $49,438               $15,153              $3,133           $67,724
  Loans with fixed interest rates                    4,320                 4,963                 910            10,193
                                                  --------               -------             -------          --------
    Subtotal                                        53,758                20,116               4,043            77,917
                                                  --------               -------             -------          --------
Real estate-construction
  Loans with floating interest rates                 5,327                 3,263               1,260             9,850
  Loans with fixed interest rates                      947                   997                 140             2,084
                                                  --------               -------             -------          --------
    Subtotal                                         6,274                 4,260               1,400            11,934
                                                  --------               -------             -------          --------
Real estate-mortgage                                 7,644                38,108              21,734            67,486
Consumer                                            33,577                16,595                 956            51,128
                                                  --------               -------             -------          --------
    Total                                         $101,253               $79,079             $28,133          $208,465
                                                  --------               -------             -------          --------
                                                  --------               -------             -------          --------

                                                                          AT DECEMBER 31, 1996
                                                                          --------------------
                                                                             AFTER 1 BUT
                                                      WITHIN 1 YEAR        WITHIN 5 YEARS      AFTER 5 YEARS          TOTAL
                                                      -------------        --------------      -------------          -----
                                                                             (IN THOUSANDS)
 Commercial and agricultural
   Loans with floating interest rates                        $39,515               $20,150             $4,337        $64,002
   Loans with fixed interest rates                               630                 6,116              1,038          7,784
                                                             -------               -------             ------        -------
               Subtotal                                       40,145                26,266              5,375         71,786
                                                             -------               -------             ------        -------

 Real estate-construction

       Loans with floating interest rates                      5,419                 4,528              2,542         12,489
       Loans with fixed interest rates                           674                    32                728          1,434
                                                             -------               -------             ------        -------
               Subtotal                                        6,093                 4,560              3,270         13,923
     Real estate-mortgage                                      4,384                39,845             12,809         57,098
 Consumer                                                      3,909                33,192              3,339         40,440
                                                             -------               -------             ------        -------
               Total                                         $54,531              $103,863            $24,793       $183,247
                                                             -------               -------             ------        -------
                                                             -------               -------             ------        -------

     OFF-BALANCE SHEET COMMITMENTS. The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.


                                    AT SEPTEMBER 30,         AT DECEMBER 31,
                                    ----------------         ---------------
                                             1997           1996        1995
                                            ------         ------      ------
                                                (IN THOUSANDS)


 Real estate-construction                    $11,050      $6,305      $4,232
 Standby letters of credit                     2,265       3,231       2,465
 Other                                        43,770      36,623      21,624
                                             -------      ------      ------

     Total                                   $57,085     $46,159     $28,321
                                             -------      ------      ------
                                             -------      ------      ------

     OTHER INTEREST-EARNING ASSETS. The following table relates to other interest-earning assets not disclosed previously for the dates indicated. This item consists of a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. The plan is informally linked with universal life insurance policies for the salary continuation plan. Income from these policies is reflected in noninterest income.

                                              AT SEPTEMBER 30,                           AT DECEMBER 31,
                                              ----------------                  ----------------------------------
                                                    1997           1996         1995      1994      1993      1992
                                                    ----           ----         ----      ----      ----      ----
                                                                     (IN THOUSANDS)

 Cash surrender value of life insurance             $3,349       $3,134       $1,290      $288        --        --
                                                    ------       ------       ------      ----       ---       ---
                                                    ------       ------       ------      ----       ---       ---

    NONPERFORMING ASSETS. Nonperforming assets include nonaccrual loans, loans 90 days or more past due, restructured loans and other real estate owned.

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

     A "restructured loan" is a loan on which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is reported on a cash basis until the borrower's ability to service the restructured loan in accordance with its terms is established. The Company had no restructured loans as of the dates indicated in the table below.

     The following table summarizes the Company's nonperforming assets at the dates indicated.

                                                                                          AT DECEMBER 31,
                                                   AT SEPTEMBER 30,   --------------------------------------------------------
                                                         1997           1996         1995       1994       1993         1992
                                                         ----           ----         ----       ----       ----         ----
                                                                             (IN THOUSANDS)

 Nonaccrual loans                                         $2,003        $4,968       $4,626      $653      $1,019       $1,064
 Accruing loans past due 90 days or more                     178           600          224        46          64          145
                                                          ------        ------       ------      ----      ------       ------
   Total nonperforming loans                               2,181         5,568        4,850       699       1,083        1,209
 Repossessed Automobiles                                     147             -            -         -           -            -
 Other real estate owned                                      81         1,466           47         -           -          676
                                                          ------        ------       ------      ----      ------       ------
   Total nonperforming assets                             $2,409        $7,034       $4,897      $699      $1,083       $1,885
                                                          ------        ------       ------      ----      ------       ------
                                                          ------        ------       ------      ----      ------       ------

     Interest income on loans on nonaccrual status during the nine months ended September 30, 1997, and the year ended December 31, 1996, that would have been recognized if the loans had been current in accordance with their original terms was approximately $231,000 and $497,000, respectively. In 1995, 1994, 1993 and 1992, the amounts of such interest income were not material.

     At September 30, 1997, nonperforming assets represented .70% of total assets, and nonperforming loans represented 1.05% of total loans. Nonperforming loans that were secured by first deeds of trust on real property were $416,000 at September 30, 1997, $3,626,000 at December 31, 1996, $3,286,000 at December 31, 1995 and $422,000 at December 31, 1994.
Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

     The decrease in nonperforming loans and nonperforming assets as of September 30, 1997 compared with their levels as of December 31, 1996, was due primarily to the write-off of a commercial real estate development loan with a balance of $3,458,000 (mentioned below) and the sale of one agricultural parcel previously acquired through foreclosure. The increase in nonperforming assets at December 31, 1996 from the level at December 31, 1995 was attributable primarily to a commercial real estate loan a purchased portfolio of lease receivables being placed on nonaccrual status and two agricultural real estate properties acquired through foreclosure.

     In late 1995, a commercial real estate development loan was placed on nonaccrual status. This loan is secured by a second lien (subject to the first lien of project-related municipal development bonds and taxes and assessments) on 10 improved commercial lots and one commercial building and by a second lien on two fully occupied commercial buildings in Sonora, California, and is guaranteed by the principals of the borrowing entity. The owner is developing the property as an office park. The Company had specifically allocated $1,725,000 of its allowance for loan losses as of March 31, 1997 to this loan. See "--Allowance and Provisions for Loan Losses." In the second quarter of 1997, the project funded by the loan become involved in litigation among other parties, and development was suspended for an undetermined period. Without the imminent prospect for completion of the project, the Company made the judgment that its collateral position, subordinate in large part to bonds used to finance the project, should conservatively not be accorded any value and accordingly charged off the entire balance of the loan of $3,458,000. The Company will nonetheless vigorously pursue efforts to realize a potential recovery on the loan.

     County Bank purchased a portfolio of lease receivables in 1994. The company that packages and sells these leases to financial institutions filed a Chapter 11 reorganization in April 1996 and its chief financial officer has been charged by the Commission with participating in securities fraud. More than 360 banks nationwide had acquired similar lease receivable contracts. The Bank had $1,281,000 of these leases on nonaccrual status as of December 31, 1996. On February 12, 1997, County Bank signed a settlement agreement in regards to this portfolio of leases that established a projected recovery rate at 78.5% or approximately $1,006,000. On March 31, 1997, the Bank charged off $275,000 against its allowance for loan losses and the remaining balance of $1,006,000 remains on nonaccrual. The projected recovery may not be achieved and is subject to uncertainties, including the risk that the delinquency rate in the portfolio might increase, that information that has been provided to the Company by third parties about the likelihood of repayment may prove to be incorrect, that additional fraudulent leases may be discovered in the portfolio or that administrative expenses of the bankruptcy with priority over the Company may exceed estimates on which the recovery projections are based. Any of these uncertainties could reduce, in part or entirely, the amount that the Company recovers on this portfolio.

     At September 30, 1997, the Company had $81,000 in one condominium property acquired through foreclosure during September, 1997. This property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company does not expect to sell this property during 1997. No assurance can be given that the Company will sell such property at any time or the amount for which such property might be sold.

     In addition to property acquired through foreclosure, the Company has investments in residential real estate lots in various stages of development in Merced County through MAID. MAID held two separate properties for sale or development at September 30, 1997. These investments were completely written off in 1995, although County Bank still retains title to these properties.
In the second quarter of 1997, two parcels and four lots were sold for a pre-tax gain of $511,000.

     The Bank closely monitors its loans classified "Substandard" or "Doubtful" by the regulatory agencies. In March 1997, in response to a 1996 regulatory examination, the Bank committed to reduce loans in the amount of $11,848,000 classified "Substandard" and "Doubtful" at December 2, 1996 to no more than $8,550,000 by June 30, 1997 and to no more than $7,800,000 by December 31, 1997. Such loans totaled $10,362,000 at March 31, 1997 and $11,185,000 at December 31, 1996. At September 30, 1997, such loans totaled $3,804,000.

     Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At September 30, 1997 and December 31, 1996, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent.
Impaired loans at September 30, 1997 were 1,391,000 (all of which were also nonaccrual loans), on account of which the Company had made provisions to the allowance for loan losses of $536,000.

     Except for loans that are disclosed above, there were no assets as of September 30, 1997, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

     ALLOWANCE AND PROVISIONS FOR LOAN LOSSES. The following table sets forth an analysis of the allowance for loan losses and provisions for loan losses for the periods indicated.

                                           FOR THE NINE MONTHS
                                                  ENDING                                     FOR THE YEAR ENDING
                                               SEPTEMBER 30,                                      DECEMBER 31,
                                           ---------------------        ---------------------------------------------------------
                                            1997          1996          1996          1995         1994          1993        1992
                                            ----          ----          ----          ----         ----          ----        ----
                                                                        (DOLLARS IN THOUSANDS)

Balance at beginning of period            $2,792        $1,701        $1,701        $1,621       $1,747        $1,616      $1,699
                                        --------      --------      --------      --------     --------      --------
 Due to acquisition                            -           160           148             -            -             -           -
 Provision for possible loan losses        3,681           406         1,513           228            -           254         162
 Loans charged off
       Commercial and  agricultural          500           116           518           160          206           217         250
       Real estate-construction            3,458             -             -             -            -             -           -

       Real estate-mortgage                    -             -             -             -            -             -           -
       Consumer                              406            39           140            63           42            83         109
                                        --------      --------      --------      --------     --------      --------     -------
 Total charge-offs                         4,364           155           658           223          248           300         359
                                        --------      --------      --------      --------     --------      --------     -------

 Recoveries
       Commercial and agricultural           123            26            27            66           99           145          87
       Real estate-construction                1             -             -             -            8             -           -
       Real estate-mortgage                    -             -             -             -            -             -           -
       Consumer                               63            10            61             9           15            32          27
                                        --------      --------      --------      --------     --------      --------     -------
 Total recoveries                            187            36            88            75          122           177         114
                                        --------      --------      --------      --------     --------      --------     -------
 Net charge-offs                           4,177           119           570           148          126           123         245
                                        --------      --------      --------      --------     --------      --------     -------
 Balance at end of period                 $2,296        $2,148        $2,792        $1,701       $1,621        $1,747      $1,616
                                        --------      --------      --------      --------     --------      --------     -------
                                        --------      --------      --------      --------     --------      --------     -------
 Average loans outstanding, gross       $193,645      $151,522      $157,098      $120,620     $110,690      $102,236     $91,458
                                        --------      --------      --------      --------     --------      --------     -------
                                        --------      --------      --------      --------     --------      --------     -------
 Total loans at end of period, gross    $208,465      $175,789      $183,247      $133,736     $113,600      $107,124     $97,335
                                        --------      --------      --------      --------     --------      --------     -------
                                        --------      --------      --------      --------     --------      --------     -------
 Net charge-offs/average loans             2.16%          .08%         0.36%         0.11%        0.12%         0.12%       0.27%
   outstanding
 Allowance at end of period/loans           1.08          1.22          1.52          1.27         1.43          1.63        1.66
   outstanding

 Allowance/nonperforming loans            105.27         34.67         50.14         35.07       231.90        161.31      133.66


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

    The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded provisions for loan losses in the first nine months of 1997 of $3,681,000 compared with $406,000 in the same period of 1996. The increase was due to the implementation of a new methodology for determining its allowance for loan losses (mentioned below) and the need to replenish the allowance following the charge-off of the real estate development loan previously mentioned with a balance of $3,458,000. See "--Nonperforming Assets." The Company made provisions to the allowance of $1,513,000 in the year ended December 31, 1996 compared with $228,000 in 1995 and none in 1994.
 The increase in loan loss provisions in 1996 was primarily due to increased reserves established for the same commercial real estate development loan, reserves required for a portfolio of lease receivables purchased in 1994 and, to a lesser extent, reserves to support the general loan growth of the Company.

    The Company's charge-offs, net of recoveries, were $4,177,000 for the nine months ended September 30, 1997 compared with $119,000 for the same nine months in 1996. The increase in charge-offs was primarily due to the charge-off of $3,458,000 for the real estate development loan previously mentioned and a $275,000 charge-off taken on the portfolio of lease receivables previously mentioned. The Company's charge- offs, net of recoveries, were $570,000 in the year ended December 31, 1996 compared with $148,000 in 1995 and $126,000 in 1994. The increase in net charge-offs for the year ended December 31, 1996 was primarily due to the loss recognized on the foreclosure of a real estate secured agricultural loan, the foreclosed real estate was sold in the second quarter of 1997.

    As of September 30, 1997, the allowance for loan losses was $2,296,000 or 1.08% of total loans outstanding, compared with $2,792,000 or 1.52% of total loans outstanding as of December 31, 1996 and $1,701,000 or 1.27% of total loans outstanding as of December 31, 1995.

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

    The following table summarizes a breakdown of the allowance for loan losses by loan category and the allocation in each category as a percentage of total loans in each category at the dates indicated:



                                                                      DECEMBER 31,
                                                       --------------------------------------------
                                   September 30,              1996                 1995
                                   -------------              ----                 ----
                                      1997
                                      ----
                                              Amount                  Amount               Amount
                                              to total                to total             to total
                                              loans in                loans in             loans in
                                 Amount       category    Amount      category   Amount    category
                                 ------       --------    ------      --------   ------    --------
                                                                         (DOLLARS IN THOUSANDS)

Commercial and agricultural      $1,121       1.20%        $840        1.17%       $944       1.44%
Real estate- construction           265        2.21       1,421        10.21        708        5.90
Real estate- mortgage               558         .87         219          .38         --          --
Consumer                            352         .90         312          .77         49         .35
                                 ------       -----      ------        -----      ------      -----
     Total                       $2,296       1.09%      $2,792                  $1,701
                                 ------       -----      ------                  ------
                                 ------       -----      ------                  ------


                                                                DECEMBER 31,
                                         ------------------------------------------------------------

                                         1994                     1993                  1992
                                         ----                     ----                  ----
                                                  Amount                  Amount               Amount
                                                 to total                to total             to total
                                                 loans in                loans in             loans in
                                 Amount          category    Amount      category   Amount    category
                                 ------          --------    ------      --------   ------    -------
                                                                  (Dollars in thousands)

Commercial and agricultural       $898            1.61%       $974        1.77%       $835       1.46
Real estate- construction          218            1.86         317        3.47         305       4.28
Real estate- mortgage              376            1.08         296         .90         275       1.29
Consumer                           129            1.14         160        1.59         201       1.71
                                ------            ----      ------        ----      ------       ----
     Total                      $1,621                      $1,747                  $1,616
                                ------                      ------                  ------
                                ------                      ------                  ------




    The allocation of the allowance to loan categories is an estimate by management of the relative risk characteristics of loans in those categories.
 No assurance can be given that losses in one or more loan categories will not exceed the portion of the allowance allocated to that category or even exceed the entire allowance.

    LIQUIDITY AND CAPITAL RESOURCES. In order to maintain adequate liquidity, the Company must have sufficient resources available at all times to meet its cash flow requirements. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. A company may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity.

    The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $99,746,000, $63,196,000 and $64,269,000 on September 30, 1997, December 31, 1996, and
December 31, 1995, respectively, and constituted 29.1%, 23.8% and 30.7%, respectively, of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $35,411,000 at September 30, 1997 compared with $16,678,000 at December 31, 1996 and $18,157,000 at December 31, 1995.

    Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $12,822,000, of which $5,000,000 was outstanding as of September 30, 1997 and $105,000 was outstanding as of December 31, 1996. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

    Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. However, on August 22, 1997 the issuance of an additional 1,725,000 shares of common stock was completed with the Company receiving $17,992,000 in additional capital through a public offering, net of expenses. This additional capital was needed in order to complete the purchase of three Bank of America branches, scheduled to close during the fourth quarter of 1997. The Company's shareholders' equity increased by $18,875,000 or 90% from December 31, 1996 to September 30, 1997. The Company's shareholders' equity increased $5,881,000 in 1996, $1,011,000 in 1995 and $1,449,000 in 1994. The increase in 1996 was the result issuance of $3,969,000 in common stock in the acquisition of Town & Country, net income for the year of $2,009,000, $208,000 in payments upon the exercise of stock options and $162,000 in payments for the issuance of shares pursuant to employee benefit plans. The increases were partially offset by a net reduction in the net unrealized value in the available-for-sale investment portfolio of $381,000 and cash payments of $86,000 paid in lieu of fractional shares on stock dividends and for cash dividends.

    Federal regulations establish guidelines for calculating risk-adjusted capital ratios. These guidelines establish a systematic approach of assigning risk weights to bank assets and off-balance sheet items making capital requirements more sensitive to differences in risk profiles among banking organizations. Under these regulations, banks and bank holding companies are required to maintain a risk-based capital ratio of 8.0%; that is, "Tier 1" plus "Tier 2" capital must equal at least 8% of risk-weighted assets plus off-balance sheet items, and Tier 1 capital (primarily shareholders' equity) must constitute at least 50% of qualifying capital. Tier 1 capital consists primarily of shareholders' equity excluding good will, and Tier 2 capital includes subordinated debt and, subject to a limit of 1.25% of risk-weighted assets, the allowance for loan losses. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well capitalized" for banking organizations: Tier 1 risk-based capital of 6% or above and total risk-based capital at 10% or above. As of September 30, 1997 and December 31, 1996 the Company had Tier 1 risk-based capital ratios of 14.54% and 9.04%, respectively, and total risk-based capital ratios of 15.44% and 10.20%, respectively. The increases were due primarily to the additional equity offering that was completed in the third quarter of 1997.

    In addition, regulators have adopted a minimum leverage capital ratio standard. This standard is designed to ensure that all financial institutions, irrespective of their risk profile, maintain minimum levels of core capital, which by definition excludes the allowance for loan losses. These minimum standards for top-rated institutions may be as low as 3%; however, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. It is the Company's intention to maintain the leverage ratio for County Bank above the 3% minimum for "well capitalized" banks. As of September 30, 1997 and December 31, 1996, the Company's leverage capital ratio equaled 12.07% and 7.39%, respectively. The increase was due primarily to the additional common stock that was issued during the third quarter of 1997.

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

    The following table sets forth the capital and leverage ratios of Capital Corp and County Bank as the date indicated .


                                                                       At June 30, 1997
                                                      --------------------------------------------------------
                                                                         Tier 1 Risk-Based     Total Risk-Based
                                                      Leverage Ratio       Capital Ratio       Capital Ratio
                                                      --------------     -----------------    ----------------

Capital Corp
Actual                                                    12.07%               14.54%              15.44%
Minimum regulatory requirement for a
  well-capitalized institution (1)                           --                 6.00               10.00
Minimum regulatory requirement (2)                    4.00-5.00                 4.00                8.00
County Bank
Actual                                                    10.91%               13.57%              14.49%
Minimum regulatory requirement for a
  well-capitalized institution (1)                         5.00                 6.00               10.00
Minimum regulatory requirement (2)                    4.00-5.00                 4.00                8.00
Minimum requirement under resolution
  of Board of Directors (3)                                6.50                   --                  --


___________

(1) Minimum capital ratios for well-capitalized bank holding companies and banks established by FRB and FDIC regulations.
(2) Minimum capital ratios for bank holding companies and banks under FRB and FDIC regulations.
(3) At September 30, 1997, the Bank's total equity to total assets ratio was 11.62% and was above the 6.50% commitment. The ratio differs from the leverage ratio because it is calculated on period-end assets rather than quarterly average assets used above.

    At September 30, 1997, loans that were classified "Substandard" and "Doubtful" as of December 2, 1996 were reduced to $3.8 million, below both the $8.6 million target level for June 30, 1997 and the $7.8 million target level for December 31, 1997. Accordingly, the Bank's commitment is to maintain a total equity to total assets ratio (based on period-end assets rather than average assets) of no less than 6.50%.

    Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements and operations.

     EXTERNAL FACTORS AFFECTING ASSET QUALITY. As a result of the Company's loan portfolio mix, the future quality of its assets could be affected by adverse economic trends in its region or in the agricultural community. These trends are beyond the control of the Company.

     California is an earthquake-prone region. Accordingly, a major earthquake could result in material loss to the Company. At times the Company's service area has experienced other natural disasters such as floods and droughts. As recently as January of 1997, parts of the Company's market area experienced severe flooding. The Company's properties and substantially all of the real and personal property securing loans in the Company's portfolio are located in California. The Company faces the risk that many of its borrowers face uninsured property damage, interruption of their businesses or loss of their jobs from earthquakes, floods or droughts. As a result these borrowers may be unable to repay their loans in accordance with their terms and the collateral for such loans may decline significantly in value. The Company's service areas is a largely agricultural region and therefore is highly dependent on a reliable supply of water for irrigation purposes. The area obtains nearly all of its water from the run-off of melting snow in the mountains of the Sierra Nevada to the east. Although such sources have usually been available in the past, water supply can be adversely affected by light snowfall over one or more winters or by any diversion of water from its present natural courses. Any such natural disaster could impair the ability of many of the Company's borrowers to meet their obligations to the Company.

     Parts of California experienced significant floods in January 1997. The Company has completed an analysis of its collateral as a result of the recent floods. Current estimates indicate that there were no material adverse effects to the collateral position of the Company as a result of these events. No assurance can be given that future flooding will not have an adverse impact on the Company and its borrowers and depositors.

     DEPOSITS. Deposits are the Company's primary source of funds. At September 30, 1997, the Company had a deposit mix of 42% in savings deposits, 28% in time deposits, 16% in interest-bearing checking accounts and 14% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

     The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At September 30, 1997, the Company had no brokered deposits.

     The following table sets forth the average balances and the average rates paid for the major categories of deposits for the dates indicated:

                                                                                   FOR THE YEAR ENDED
                                      FOR THE SIX                                      DECEMBER 31,
                                      MONTHS ENDED           --------------------------------------------------------------------
                                      SEPTEMBER 30,
                                         1997                         1996                    1995                     1994
                                     --------------               ------------            -------------          ---------------

                                  AMOUNT              %      AMOUNT           %      AMOUNT            %      AMOUNT           %
                                  ----------      -----      --------     -----      --------      -----      --------      -----

 Noninterest-bearing demand          $35,095          -       $30,549         -       $26,478          -       $25,326          _
 Interest-bearing demand              36,196      0.91%        29,376     0.91%        26,192      0.91%        25,126      0.94%
 Savings                             114,256       4.08       104,938      4.15        91,509       4.60        66,517       3.45
 Time deposits under $100,000         43,285       5.40        34,408      5.26        19,073       4.84        27,259       3.82

 Time deposits $100,000 and over      23,986       5.57         6,586      5.43         6,358       5.17         7,160       3.78
                                    --------      -----      --------     -----      --------       ----      --------       ----
     Total deposits                 $252,818       3.44      $205,857      3.87      $169,610       3.98      $151,388       3.05
                                    --------      -----      --------     -----      --------       ----      --------       ----
                                    --------      -----      --------     -----      --------       ----      --------       ----

    Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 1997 and December 31, 1996 are summarized as follows:


                                 AT SEPTEMBER 30, 1997    AT DECEMBER 31, 1996
                                 ---------------------    --------------------
                                                 (IN THOUSANDS)

 Three months or less                          $5,158               $2,840

 Over three to six months                      12,660                2,146
 Over six to twelve months                      3,754                3,383
 Over twelve months                             4,033                3,178
                                              -------              -------
         Total                                $25,605              $11,547
                                              -------              -------
                                              -------              -------

     The increase in time deposits from December 31, 1996 to September 30, 1997 was attributable to a deposit promotion held in the recently opened Modesto branch offices.

IMPACT OF INFLATION

     The financial statements and related financial information presented in this Prospectus have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
 Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance that the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or same magnitude as the price of goods and services.

REAL ESTATE DEVELOPMENT ACTIVITIES

     California law allows state-chartered banks to engage in real estate development activities. The Bank established MAID in 1987 pursuant to this authorization. After changes in federal law effectively required that these activities be divested as prudently as possible but in any event before 1997, MAID reduced its activities and embarked on a plan to liquidate its real estate holdings. In 1995 the uncertainty about the effect of the investment in MAID on the results of future operations caused management to write off its remaining investment of $2,881,000 in real property development.

     At September 30, 1997, MAID held two real estate projects including improved and unimproved land in various stages of development. MAID continues to develop these projects, and any amounts realized upon sale or other disposition of these assets above their current carrying value of zero will result in noninterest income at the time of such sale or disposition.
In the second quarter of 1997, a number of parcels were sold resulting in noninterest income of approximately $511,000. Although the Company expects that sale or disposition of its remaining assets will result in some positive contribution to noninterest income at some time in the future, no assurance can be given as to whether or when such sales or dispositions will be completed or that the amounts, if any, that the Company will ultimately realize on such assets or whether such amounts will exceed the future expenses required to hold and complete development of the projects. The amounts, if any, realized on future disposition of these properties will depend on conditions in the local real estate market and the demand, if any, for new development. The Company's regulatory deadline for completing its divestiture of these assets is December 31, 2000.

PART II

Item 1.       Legal Proceedings.
              Not Applicable.

Item 2.       Changes in Securities.
              Not Applicable.

Item 3.       Defaults Upon Senior Securities.
              Not Applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders.
              Not Applicable.

Item 5.       Other Information.
              Not Applicable.

Item 6.  Exhibits and Financial Statement Schedules.

        (a) Exhibits.

 Exhibits   Description of Exhibits
---------   -----------------------

 2.1 Branch Purchase and Assumption Agreement dated June 25, 1997, between County Bank and Bank of America, incorporated by reference from exhibits filed in registration statement on Form S-2, registration no. 333-31193 filed with the Commission July 14, 1997.

 3.1 Articles of Incorporation, incorporated by reference from (filed as Exhibit 3.1 of the Company's September
            30, 1996 Form 10Q filed with the SEC on or about
            November 14, 1996).

 3.2        Bylaws (filed as Exhibit 3.2 of the Company's
            September 30, 1996 Form 10Q filed with the SEC on or about November 14, 1996.)

 10.1 Lease Agreement for Downtown Merced Branch (filed as exhibit 10.1 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.2 Lease Agreement for Administrative Offices (filed as exhibit 10.2 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.3       Lease Agreement for Los Banos Branch (filed as exhibit
            10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

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

 11 Statement re computation of earnings per share, included in notes to the consolidated financial statements for the period ending September 30, 1997.

     (b) Financial Statement Schedules.

     Not applicable.

                                       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL CORP OF THE WEST
                                       (Registrant)

                                       By  /S/ THOMAS T. HAWKER
                                          ---------------------
                                               Thomas T. Hawker
                                               President and
                                               Chief Executive Officer

                                      By  /S/  JANEY E. BOYCE
                                          ---------------------
                                               Janey E. Boyce
                                               Principal Financial Officer

                                      Dated: November 13, 1997

                                    EXHIBIT INDEX.

 Exhibits   Description of Exhibits
 --------   -----------------------

 2.1 Branch Purchase and Assumption Agreement dated June 25, 1997, between County Bank and Bank of America, incorporated by reference from exhibits filed in registration statement on Form S-2, registration no. 333-31193 filed with the Commission July 14, 1997.

 3.1 Articles of Incorporation, incorporated by reference from (filed as Exhibit 3.1 of the Company's September
            30, 1996 Form 10Q filed with the SEC on or about
            November 14, 1996).

 3.2        Bylaws (filed as Exhibit 3.2 of the Company's
            September 30, 1996 Form 10Q filed with the SEC on or about November 14, 1996.)

 10.1 Lease Agreement for Downtown Merced Branch (filed as exhibit 10.1 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.2 Lease Agreement for Administrative Offices (filed as exhibit 10.2 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.3       Lease Agreement for Los Banos Branch (filed as exhibit
            10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

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

 11 Statement re computation of earnings per share, included in notes to the consolidated financial statements for the period ending September 30, 1997.