Form 10-K
period 1997-12-31
CAPITAL CORP OF THE WEST
filed 1998-04-02
CIK 1004740

U. S. SECURITIES AND EXCHANGE COMMISSION FORM 10-K
Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the Fiscal Year Ended December 31, 1997
               Commission File Number: 0-27384

----------------------------------------------------
CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

          CALIFORNIA                                        77-0405791
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

550 WEST MAIN STREET,  MERCED, CALIFORNIA                   95340
(Address of principal executive offices)                   (Zip Code)

(209) 725-2269
(Registrant's telephone number, including area code)

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

Aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $62,443,144 (based on the $14.25 average of bid and ask prices per common share on March 24, 1998). The number of shares outstanding of the Registrant's common stock, no par value, as of March 24, 1998 was 4,381,975. No shares of preferred stock, no par value, were outstanding at March 24, 1998.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part II, Item 9 and Part III, Items 10 through 13 and portions of the Annual Report to Shareholders for 1997 are incorporated by reference in Part II, Item 5 through 8.

                              CAPITAL CORP OF THE WEST
                                 Table of Contents

                                                      Page      Reference
                                                      ----      ---------
                                       PART I

 ITEM 1.    BUSINESS . . . . . . . . . . . . . . .      3
 ITEM 2.    PROPERTIES . . . . . . . . . . . . . .     17
 ITEM 3.    LEGAL PROCEEDINGS. . . . . . . . . . .     19
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF         19    Proxy Statement
            SECURITY HOLDERS . . . . . . . . . . .           for 1998 Annual
                                                             Meeting
                                      PART II

 ITEM 5.    MARKET FOR THE REGISTRANTS COMMON STOCK    19    1997 Annual Report
            AND RELATED SECURITY HOLDER MATTERS. .
 ITEM 6.    SELECTED FINANCIAL DATA. . . . . . . .     19    1997 Annual Report
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF    19
            FINANCIAL CONDITION AND RESULTS OF               1997 Annual Report
            OPERATIONS . . . . . . . . . . . . . .
 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY     19
            DATA . . . . . . . . . . . . . . . . .           1997 Annual Report
 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH          19    Proxy Statement
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL          for 1998 Annual
            DISCLOSURE . . . . . . . . . . . . . .           Meeting

                                      PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE    19    Proxy Statement
            REGISTRANT . . . . . . . . . . . . . .           for 1998 Annual
                                                             Meeting
 ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . .     20    Proxy Statement
                                                             for 1998 Annual
                                                             Meeting
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL   20    Proxy Statement
            OWNERS AND MANAGEMENT. . . . . . . . .           for 1998 Annual
                                                             Meeting
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED          20    Proxy Statement
            TRANSACTIONS . . . . . . . . . . . . .           for 1998 Annual
                                                             Meeting

                                      PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K. . . . . . . .     20


Signatures . . . . . . . . . . . . . . . . . . . .     22

     PART I

ITEM 1.        BUSINESS

GENERAL DEVELOPMENT OF THE COMPANY

GENERAL Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on
April 26, 1995.   On November 1, 1995, the Company became registered as a
bank holding company and is the holder of all of the capital stock of County Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 4,381,975 shares of Common Stock, no par value, and no shares of Preferred Stock. As of March 24, 1998 there were 4,381,975 common shares
outstanding, held of record by approximately 2,800 shareholders.   There were
no preferred shares outstanding at March 24, 1998. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive.

INFORMATION ABOUT COMMERCIAL BANKING & GENERAL BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits stated therein. The Bank is not a member of the Federal Reserve System.

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

INDUSTRY & MARKET AREA
The Bank engages in general commercial banking business primarily in Merced, Madera, Mariposa, Tuolomne and Stanislaus Counties. The Bank has thirteen branch offices; two in Merced with the branch located in north Merced currently designated as the head office, and offices in Atwater, Turlock, Hilmar, Sonora, Los Banos, and two offices in Modesto opened in late 1996. In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa. The Company's administrative headquarters are located in Merced. The administrative facilities also provides accommodations for the activities of MAID, the Bank's wholly owned real estate development subsidiary. The Thrift engages in general consumer lending business primarily in Stanislaus, Fresno and Tulare Counties from its main office in Turlock. It has branch offices located in Modesto, Visalia, and Fresno. (See "ITEM 2. PROPERTIES")

COMPETITION

The Company's primary market area consists of Merced, Madera, Mariposa, Tuolomne and Stanislaus Counties and nearby communities of adjacent counties. The banking business in California generally, and specifically in the Company's primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company or through its correspondent banks. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

However, smaller independent financial institutions, savings and loans and credit unions also represent a competitive force. To illustrate the Bank's relative market share, based upon total deposits in the County of Merced, California at June 30, 1996 (more recent data is not available), the Bank's deposits represented approximately 16.7% of total deposits in all other financial institutions in the county. Deposits in Stanislaus and Tuolomne counties were not material as of that date.

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

The five general areas in which the Bank has directed its lendable assets are
(i) real estate mortgage loans, (ii) consumer loans, (iii) agricultural loans, (iv) commercial loans, and (v) real estate construction loans. As of December 31, 1997, these five categories accounted for approximately 32%, 26%, 20%, 16% and 6%, respectively, of the Bank's loan portfolio.

In 1990, the Bank entered into a cooperative agreement with Prudential Agricultural Group to offer agricultural real estate loans to farmers in Merced, Stanislaus, San Joaquin, Madera, Monterey, Santa Cruz and San Benito Counties. The program is designed to have a select group of independent banks throughout the United States generate farm real estate loans and process them within the underwriting standards of the Farmer Mac program. The qualifying loans are for the purchase or refinance of production oriented agricultural properties and are secured by a first deed of trust on the property. Loan terms range from 5 to 20 years in length and loan amounts range from $500,000 to $3.0 million. The Bank originates, packages and subsequently sells these loans to the Prudential Agricultural Group and retains servicing rights on these loans. The Bank is the only representative in Merced and Stanislaus Counties to offer this program.

In addition in 1992, the Bank became a certified Farmers Home Administration lender, now known as the Farm Service Agency. The Bank originates loans under the guidelines of such program both to retain for the Bank's loan portfolio and to sell in the secondary market. The Bank may also sell loans, in the $100,000 range, direct to Farmer Mac.

In 1994, the Bank organized a department to originate loans within the underwriting standards of the U.S. Small Business Administration ("SBA".) The Bank originates packages and subsequently sells these loans in the secondary market and retains servicing rights on these loans.

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

The principal sources of the Bank's revenues are (I) interest and fees on loans,
(ii) interest on investment securities (principally U.S. Government securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds), and (iii) service charges on deposit accounts. For the year ended December 31, 1997, these sources comprised approximately 68%, 16%, and 6% respectively, of the Bank's total operating income.

Most of the Bank's business originates from individuals, businesses and professional firms located in its service area. The Bank is not dependent upon a single customer or group of related customers for a material portion of its deposits, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. As of December 31, 1997, the largest industry within the Bank's loan portfolio is its real estate mortgage loans at 32% of the loan portfolio. Agriculture loans are 20% including dairy loans of 11%. Thus, the quality of these Bank assets and Bank earnings could be adversely affected by a downturn in the local economy, including the dairy industry sector.

BANK'S REAL ESTATE SUBSIDIARY (MAID)

GENERAL
California state-chartered banks are allowed, under state law, to engage in real estate development activities either directly or through investment in a wholly-owned subsidiary. Pursuant to this authorization, the Bank established MAID, its wholly-owned subsidiary, as a California corporation in 1987. MAID engaged in real estate activities for approximately seven years.

In late 1995, the Company wrote down the entire remaining investment in MAID in the amount of $2,881,000. The uncertainty about the effect of the investment in MAID on the results of future operations caused management to recognize the complete write-down in 1995.

At December 31, 1997, MAID held two real estate projects including improved and unimproved land in various stages of development. MAID continues to market these projects, and any amounts realized upon sale or other disposition of these assets above their current carrying value of zero will result in non-interest income at the time of such sale or disposition. The following is a general discussion of these properties:

(1)  This project consists of 4 remaining improved lots and 117 additional
unimproved lots in Merced, California.   MAID does not currently intend to
develop the subsequent three phases (117 lots) of this property.

(2) This project is comprised of 230 unimproved lots of which 50 are remaining as of December 31, 1997. MAID does not currently intend to develop the remaining property.

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

The Company has no present plans to introduce a new product or line of business which would require the investment of a material amount of the Company's total assets.

EMPLOYEES

As of December 31, 1997, the Company employed a total of 197 full-time equivalent employees. The Company believes that employee relations are excellent.

SEASONAL TRENDS IN THE COMPANY'S BUSINESS

Although the Company does experience some immaterial seasonal trends in deposit growth and funding of its dairy and construction loan portfolios, in general the Company's business is not seasonal.

OPERATIONS IN FOREIGN COUNTRIES

The Company conducts no operations in any foreign country.

REGULATION AND SUPERVISION

REGULATORY ENVIRONMENT
The banking and financial services industry is a heavily regulated one. Statutes, regulations and policies affecting the industry are frequently under review by Congress and state legislatures, and by the federal and state agencies charged with supervisory and examination authority over banking institutions. Changes in the banking and financial services industry can be expected to occur in the future. Some of the changes may create opportunities for Capital Corp and the Bank to compete in financial markets with less regulation. However, these changes also may create new competitors in geographic and product markets which have historically been limited by law to bank institutions, such as the Bank. Changes in the statutes, regulation, or policies that impact Capital Corp and the Bank cannot necessarily be predicted and may have a material effect on their business and earnings.
The operations of bank holding companies and their subsidiaries are affected by the credit and monetary policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement its objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The credit and monetary policies of the FRB will continue to have a significant effect on the Bank and on Capital Corp.

Set forth below is a summary of significant statutes, regulations and policies that apply to the operation of banking institutions. This summary is qualified in its entirety by reference to the full text of such statutes, regulations and policies.


BANK HOLDING COMPANY ACT
As a bank holding company, Capital Corp is subject to regulation under the BHC Act, and is registered as such with, and subject to examination by, the FRB. Pursuant to the BHC Act, Capital Corp is subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries. It may of course manage or control banks. Generally, however, it is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five (5) percent of any class of voting shares of an entity engaged in nonbanking activities, unless the FRB finds such activities to be "so closely related to banking" as to be deemed "a proper incident thereto" within the meaning of the BHC Act. Removal of many of the activity limitations is currently under review by Congress, but whether any legislation liberalizing permitted bank holding company activities will be enacted is not known.

At present Capital Corp operates Town & Country Finance and Thrift, an industrial loan company. Capital Corp has no present intention to engage in any other such permitted activities. However, it might at some time determine to engage in additional activities if it were in the best interests of the Company.

Bank acquisitions by bank holding companies are also regulated. A bank holding company may not acquire more than five (5) percent of the voting shares of any domestic bank without the prior approval of (or, for "well managed" companies, prior notice to) the FRB.

The BHC Act subjects bank holding companies to minimum capital requirements. See "--Regulatory Capital Requirements." Regulations and policies of the FRB also require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting a subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice.

COUNTY BANK
County Bank is a California state-licensed bank. The Bank is a member of the FDIC and thus is subject to the rules and regulations of the FDIC pertaining to deposit insurance, including deposit insurance assessments. The Bank also is subject to regulation and supervision by the California Department of Financial Institutions (the "Department" or "DFI"). Applicable federal and state regulations address many aspects of the Bank's business and activities, including investments, loans, borrowings, transactions with affiliates, branching, reporting and other areas. County Bank may acquire other banks or branches of other banks with approval of the FDIC and the Department. County Bank is subject to examination by both the FDIC and the Department.

In response to regulatory concerns over the Bank's level of nonperforming assets, in March 1997 the Board of Directors of County Bank adopted resolutions under which the Bank committed to the following: (I) not to appoint a new director or executive officer without prior written approval of the Department and the FDIC; (ii) to eliminate from its books by charge-off or collection all assets classified "Loss" as of December 2, 1996 that had not previously been collected or charged off; (iii) to reduce loans classified "Substandard" and "Doubtful" as of December 2, 1996 from $11.8 million to $8.6 million by June 30, 1997 and to maintain a ratio of shareholder's equity to total assets of 6.75% (or 6.50% pursuant to the next clause); (iv) to reduce such "Substandard" and "Doubtful" loans to $7.8 million by December 31, 1997, and thereafter to maintain a ratio of shareholder's equity to total assets of 6.50%; (v) to maintain an adequate allowance for loan losses, to conduct a review prior to and at each quarter of the adequacy of the allowance and to document the basis for changes in the allowance; (vi) not to pay cash dividends without the prior written consent of the Department and the FDIC; and (vii) to furnish the Department and the FDIC with a quarterly progress report on compliance with the resolutions. Failure to comply with these commitments could result in the imposition of regulatory restrictions or prohibitions on the Bank or its management.

As of December 31, 1997, the Department and the FDIC conducted an annual examination of the Bank. As a result of this joint examination, the Company has been told that a supervisory agreement will be required with respect to certain matters, including the maintenance of adequate reserves in the future. The details of the supervisory agreement have not yet been disclosed to the Company. As of December 31, 1997, management believes that the Bank is in compliance with the resolutions discussed above.

TOWN & COUNTRY
Town & Country Finance and Thrift (the "Thrift") is a California industrial loan company, commonly known as a thrift and loan, chartered under California's Industrial Loan Law (alternatively known as the "Thrift and Loan Law"). Effective July 1, 1997, regulation of the Thrift was transferred from California's Department of Corporations to the Department. As an industrial loan company, the Thrift issues investment or thrift certificates, which are deposit-like obligations insured by the FDIC. California law requires diversification of the loan portfolio in certain respects, including limits on loans to one borrower and its affiliates, the aggregate amount of loans secured in whole or in part by real estate or by the stock of one corporation and the aggregate amount of loans with terms in excess of seven years. Thrift and loan companies are generally limited to investments which are legal investments for California commercial banks. A thrift is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. It is also subject to capital and leverage requirements. At December 31, the Thrift had assets of $34 million, net loans of $27 million and deposits of $29 million (8%, 14% and 8% of the Company's assets, net loans and deposits, respectively).

As a result of an examination of the Thrift by the FDIC conducted as of July 21, 1997 entered into a memorandum of understanding ("MOU") with the FDIC regarding certain matters. The MOU requires the Thrift to (i) increase board participation in the affairs of the Thrift; (ii) retain management acceptable to the FDIC to include a qualified chief executive officer; (iii) submit a revised mid-range strategic plan including a formal organizational chart;
(iv) develop, revise, adopt, and implement a written liquidity and asset liability management policy; (v) eliminate and/or correct all internal routine and control deficiencies and develop an internal audit program; (vi) eliminate and/or correct all violations of law; (vii) furnish written progress reports to the FDIC and DFI. In addition a separate MOU was established for the information systems of the Thrift. The MOU required the Thrift to (i) form an information systems steering committee; (ii) retain an acceptable information system manager through the holding company; (iii) establish a formal management reporting system to ensure adequate and effective monitoring of the data processing activities; (iv) develop and implement information system policies and procedures, appoint an officer to monitor delivery and performance of such services, develop and implement a plan to ensure the Thrift's computer systems are Year 2000 compliant, provide training of appropriate personnel in information systems policies and procedures, appoint a security officer and implement a security program; (v) provide for a comprehensive information systems audit program; (vi) furnish written progress repots to the FDIC and DFI. As of the date of this report, Management believes the Thrift is in substantial compliance with the terms of the agreement.

DIVIDENDS
A California corporation such as Capital Corp may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, such a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation's assets equal at least 125% of its liabilities and certain other conditions are met. Since the 125% ratio translates into a minimum capital ratio of 20%, most bank holding companies, including Capital Corp based on its current capital ratios, are unable to meet this last test.

The primary source of funds for payment of dividends by Capital Corp to its shareholders is the receipt of dividends and management fees from the Bank and, to a lesser extent, the Thrift. Capital Corp's ability to receive dividends from County Bank is limited by applicable state and federal law. A California state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (I) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, with the approval of the Commissioner of DFI (the "Commissioner"), a bank may pay dividends in an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year.

The FDIC and the Commissioner have authority to prohibit a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of the Bank and upon other factors, the FDIC or the Commissioner could determine that payment of dividends or other payments by the Bank might constitute an unsafe or unsound practice. Finally, any dividend that would cause a bank or a thrift and loan to fall below required capital levels could also be prohibited. The Bank has committed to its regulators for an indefinite period that it will not pay cash dividends without the written consent of the regulators.

REGULATORY CAPITAL REQUIREMENTS
Each of the Company, the Bank and the Thrift is required to maintain a minimum risk-based capital ratio of 8% (at least 4% in the form of Tier 1 capital) of risk-weighted assets and off-balance sheet items. "Tier 1" capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves. In calculating the relevant ratio, a bank's assets and off-balance sheet commitments are risk-weighted: thus, for example, loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for interbank obligations, and 0% for vault cash and U.S. Government and Government Agency securities).

Each of the subsidiaries is also subject to leverage ratio guidelines. The leverage ratio guidelines require maintenance of a minimum ratio of 3% Tier 1 capital to total assets for the most highly rated organizations. Institutions that are less highly rated, anticipating significant growth or subject to other significant risks will be required to maintain capital levels ranging from 1% to 2% above the 3% minimum.

Recent federal regulation established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized." Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks. If a bank does not meet the minimum capital requirements set by its regulators, the regulators are compelled to take certain actions, which may include a prohibition on payment of dividends to a parent holding company and requiring adoption of an acceptable plan to restore capital to an acceptable level. Failure to comply will result in further sanctions, which may include orders to raise capital, merge with another institution, restrict transactions with affiliates, limit asset growth or reduce asset size, divest certain investments and /or elect new directors. It is Capital Corp's intention to maintain risk-based capital ratios for itself and for the Bank and the Thrift at above the minimum for the "well capitalized" level (6% Tier 1 risk-based; 10% total risk-based) and to maintain the leverage capital ratio for the Bank above the 5% minimum for "well-capitalized" banks. At December 31, 1997, the Company's leverage, Tier 1 risk-based and total risk-based capital ratios were 8.58%, 12.22% and 13.47%, respectively, and the Bank's leverage, Tier 1 risk-based and total risk-based capital ratios were 7.37%, 10.18% and 11.43%, respectively. No assurance can be given that the Company or the Bank will be able to maintain capital ratios in the "well capitalized" level in the future.

CROSS-INSTITUTION ASSESSMENTS
Any insured depository institution owned by Capital Corp can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by Capital Corp.

INSURANCE PREMIUMS AND ASSESSMENTS
The FDIC has authority to impose a special assessment on members of the Bank Insurance Fund (the "BIF") to insure that there will be sufficient assessment income for repayment of BIF obligations and for any other purpose which it deems necessary. The FDIC is authorized to set semi-annual assessment rates for BIF members at levels sufficient to increase the BIF's reserve ratio to a designated level of 1.25% of insured deposits. The BIF achieved this level in mid-1995. Congress is considering various proposals to merge the BIF with the Savings Association Insurance Fund ("SAIF") or otherwise to require banks to contribute to the insurance funds for savings associations. Adoption of any of these proposals might increase the cost of deposit insurance for all banks, including the Bank.

The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups." Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each member institution an annual FDIC assessment rate which, as of the date of this Prospectus, varies between 0.0% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). Insured institutions are not permitted to disclose their risk assessment classification.

Under recent legislation, the cost of carrying bonds issued by the Financing Corporation ("FICO") to cover losses of failed savings associations will be allocated between BIF-insured institutions and SAIF-- insured institutions, with BIF-insured institutions paying twenty (20) percent of the amount paid by SAIF--insured institutions. The FDIC recently estimated that to cover these costs BIF institutions will pay an assessment of approximately $.0128 annually per $100 insured deposits, and SAIF institutions will pay approximately $.0644 annually per $100 of insured deposits. Starting in the year 2000, BIF and SAIF institutions will share the FICO bond costs equally, with an estimated assessment of $.0243 annually per $100 of insured deposits.

This legislation will increase County Bank's premiums, as it will be required to share in the cost of carrying the FICO bonds. The increase will be slight until the year 2000, at which time it will increase.

AUDIT REQUIREMENTS
All depository institutions are required to have an annual, full-scope on-site examination. Those depository institutions with assets greater than $500 million are required to have annual independent audits and to prepare all financial statements in accordance with generally accepted accounting principles. Each institution is required to have an independent audit committee comprised entirely of outside directors.

COMMUNITY REINVESTMENT ACT
The Community Reinvestment Act ("CRA") requires each bank to identify the communities served by the bank's offices and to identify the types of credit the bank is prepared to extend within such communities. It also requires the bank's regulators to assess the bank's performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions and other transactions, such as the Branch Acquisition. An unsatisfactory rating may be the basis for denying such an application. The Bank completed a CRA examination as of December 31, 1997. Management has been told that it will receive an outstanding rating for this examination.

POTENTIAL ENFORCEMENT ACTIONS
Banks and their institution-affiliated parties may be subject to potential enforcement actions by the bank regulatory agencies for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties. For potential enforcement actions against the Bank, see "--County Bank".

INTERSTATE BANKING
Riegle-Neal Interstate Banking and Branching Efficiency Act. The Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Riegle-Neal Act") was enacted in 1994. Generally, provisions of the Riegle-Neal Act authorize interstate banking and interstate branching, subject to certain state options. The following is a summary of its provisions:

INTERSTATE BANKING AND BRANCHING
     - Interstate acquisition of banks by holding companies was permitted in all states on and after September 29, 1995. However, states may continue to prohibit acquisition of banks that have been in existence less than five years and interstate chartering of new banks.
     - Interstate mergers of banks were permitted as of June 1, 1997, unless a state adopted legislation before June 1, 1997 to "opt out" of interstate merger authority. Individual states were permitted to enact legislation to permit interstate mergers earlier than that date.
     - Interstate acquisition of branches is permitted to a bank only if the law of the state where the branch is located expressly permits interstate acquisition of a branch without acquiring the entire bank.
     - Interstate de novo branching is permitted to a bank only if a state adopts legislation to "opt in" to interstate de novo branching authority.

     LIMITATIONS ON CONCENTRATIONS. An interstate banking application may not be approved if the applicant and its depository institution affiliates would control more than 10% of insured deposits nationwide or more than 30% of insured deposits in the state in which the bank to be acquired in located. These limits do not apply to mergers solely between affiliates. States may waive the 30% cap on a nondiscriminatory basis. Nondiscriminatory state caps on deposit market share of a depository institution and its affiliates are not affected.

     AGENCY AUTHORITY.
A bank subsidiary of a bank holding company is authorized to receive deposits, renew time deposits, close loans, service loans and receive payments on loans as an agent for a depository institution affiliate without being deemed a branch of the affiliate. A bank is not permitted to engage, as agent for an affiliate, in any activity as agent that it could conduct as a principal, or to have an affiliate, as its agent, conduct any activity that it could not conduct directly, under federal or state law.

     HOST STATE REGULATION.
Out-of-state banks seeking to acquire or establish a branch are required to comply with any nondiscriminatory filing requirements of the host state where the branch is located. The host state may set notification and reporting requirements for a branch of an out-of-state bank. A branch of an out-of-state bank is subject to all of the laws of the host state regarding intrastate branching, consumer protection, fair lending and community reinvestment. A branch of a out-of-state bank is not permitted to conduct any activities at the branch that are not permissible for a bank chartered by the host state.

     MEETING LOCAL CREDIT NEEDS.
CRA evaluations are required for each state in which an interstate bank has a branch. Interstate banks are prohibited from using out-of-state branches "primarily for the purpose of deposit production." Federal banking agencies have adopted regulations to ensure that interstate branches are being operated with a view to the needs of the host communities.

     CALIFORNIA LAW.
In October 1995, California enacted state legislation in accordance with authority under the Riegle-Neal Act. This law permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on state-wide market share for deposits as permitted by the Riegle-Neal Act. This law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of-state banks and to have out-of-state banks conduct similar agency activities on their behalf.

CONCLUSIONS
It is impossible to predict with any degree of accuracy the competitive impact the laws and regulations described above will have on commercial banking in general and on the business of the Company in particular, or to predict whether or when any of the proposed legislation and regulations will be adopted. It is anticipated that the banking industry will continue to be a highly regulated industry. Additionally, if experience is any indication, there appears to be a continued lessening of the historical distinction between the services offered by financial institutions and other businesses offering financial services. Finally, the trend toward nationwide interstate banking is expected to continue. As a result of these factors, it is anticipated banks will experience increased competition for deposits and loans and, possibly, further increases in their cost of doing business.

SELECTED STATISTICAL INFORMATION

The following tables present certain statistical information concerning the business of the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" at ITEM 7, in the Company's 1997 Annual Report to Shareholders incorporated herein by reference, and with the Bank's Consolidated Financial Statements and the Notes thereto included in Item 14, in the Company's 1997 Annual Report to Shareholders incorporated herein by reference. Statistical information below is generally based on average daily amounts.

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

INTEREST RATE SENSITIVITY

                                                                              By Repricing Interval
                                        ------------------------------------------------------------------------------------------
                                                          After three       After one
                                                              months,           year,
                                         Within three      within one     within five     After five   Noninterest-
                                               months            year           years          years  bearing funds        Total
                                               ------            ----           -----          -----  -------------        -----
                                                                (Dollar amounts in thousands)
ASSETS
Federal funds sold                             $  2,400           $  -           $  -           $  -           $  -       $  2,400
Time deposits at other institutions                 599              -              -              -              -            599
Investment securities                            34,156        16 ,609          4,566         92,701              -        148,032
Loans                                           134,851         29,129         44,027          9,970              -        217,977
Noninterest-earning assets
   and allowances for loan losses                     -              -              -              -         52,386         52,386
Total Assets                                    172,006         45,738         48,593        102,671         52,386        421,394
LIABILITIES AND SHAREHOLDERS' EQUITY
Savings, money market & NOW deposits            197,764              -              -              -              -        197,764
Time deposits                                    22,307         59,443         18,045              -              -         99,795
Other interest-bearing liabilities               18,645            104              -          3,300              -         22,049
Other liabilities and
   Shareholders' equity                               -              -              -              -        101,786        101,786
Total liabilities and shareholders' equity      238,716         59,547         18,045          3,300        101,786        421,394

Interest rate sensitivity
   Gap                                         ( 66,710)       (13,809)        30,548         99,371       ( 49,400)             -

Cumulative interest rate
   Sensitivity Gap                             ( 66,710)      ( 80,519)       (49,971)        49,400              -              -

SECURITIES AVAILABLE-FOR-SALE-FAIR VALUE AND MATURITY DISTRIBUTION
The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

The following table sets forth the maturities of investment securities at December 31, 1997 and the weighted average yields of such securities calculated on the basis of the cost and effective yields based on the scheduled maturity of each security. Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

                                            Within One Year    One to Five Years   Five to Ten Years     Over Ten Years
                                            Amount   Yield      Amount    Yield     Amount    Yield     Amount    Yield      Total

Available for sale securities:

U.S. Treasury and U.S. government agencies  $     -      -%     $ 1,505    6.40%    $             -%    $   319    7.44%   $  1,824
State and politcial subdivisions                730   5.27%       1,363    6.21%       2,401   4.95%      5,146    5.15%      9,640
Mortgage-backed securities                   10,962   6.59%      27,614    6.59%      14,317   6.79%     12,915    6.71%     68,809
Collaterized mortgage obligations             7,326   6.84%      23,319    6.67%       5,646   6.70%     15,583    6.93%     51,874
Equity securities                                 -      -%           -        -           -      -%      3,111    3.23%      3,111
                                            -------   -----     -------   ------      ------   ----     -------    -----    -------
                                             22,018   6.63%      53,801    6.61%      22,364   6.57%     37,074    6.30%    135,257

Held to maturity:

Treasury and U.S. government agencies            -       -%       1,044    5.79%        5.99%  7.13%      2,392    7.17%      9,434
Mortgage-backed securities                      31    7.35%         148    7.45%         253   7.35%      2,914    7.35%      3,346
                                            ------    -----      ------    -----      ------   -----      -----    -----      -----

                                                31    7.35%       1,192    5.98%       6,251   7.14%      5,305    7.27%     12,780

Total Securities                           $22,049    6.63%     $54,993    6.47%     $28,615   6.69%    $42,379    6.42%    148,037
                                           -------    -----     -------    -----     -------   -----    -------    -----    -------
                                           -------    -----     -------    -----     -------   -----    -------    -----    -------


Loan Portfolio
At December 31, 1997, the Company had approximately $55,238,000 in undisbursed loan commitments of which approximately $11,049,645 related to real estate construction loans. This compares with $46,159,000 at December 31, 1996 of which $6,232,000 related to real estate construction loans. Standby letters of credit were $3,243,000 and $3,231,000, respectively, at December 31, 1997 and December 31, 1996. For further information about the composition of the Company's loan portfolio see "ITEM 7--MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" section entitled "Asset Quality" in the Company's 1997 Annual Report to Shareholders incorporated herein by reference.

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

The Company also has an internal loan review system as well as periodic external reviews. The results of these external reviews are assessed by the Company's audit committee. Collection of delinquent loans is generally the responsibility of the Company's credit administration staff. However, certain problem loans may be dealt with by the originating loan officer. The Board of Directors reviews the status of delinquent and problem loans on a monthly basis. In the normal course of business, the Company's underwriting and review practices notwithstanding, the Company expects to incur loan losses in the future.

The table that follows shows the maturity distribution of the portfolio of commercial, financial, and agricultural loans and real estate construction loans on December 31, 1997, as well as sensitivity to changes in interest rates:



LOAN MATURITY DISTRIBUTION AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                           December 31, 1997
                                      --------------------------------------------------------
                                         Within         One to          Over
                                        One Year      Five Years     Five Years        Total
                                        --------      ----------     ----------        -----
                                                     (Amounts in thousands)
COMMERCIAL, FINANCIAL AND AGRICULTURAL
Loans with floating rates              $ 44,792       $ 16,249        $ 3,410       $ 64,451
Loans with predetermined rates            6,916          6,350            833         14,099
                                       --------       --------        -------       --------
  Subtotal                               51,708         22,599          4,243         78,550

REAL ESTATE- CONSTRUCTION
Loans with floating rates                 6,394          1,602          2,100         10,096
LOANS WITH PREDETERMINED RATES            1,433            989            139          2,561
                                       --------       --------        -------       --------
  Subtotal                                7,827          2,591          2,239         12,657

REAL ESTATE-MORTGAGE
Loans with floating rates                 7,654         39,776         23,319         70,749
Loans with predetermined rates                -             53              -             53
                                       --------       --------        -------       --------
  Subtotal                                7,654         39,829         23,319         70,802


INSTALLMENT                              33,609         21,450            909         55,968
                                       --------       --------        -------       --------
  Total                                $100,798       $ 86,469       $ 30,710       $217,977
                                       --------       --------       --------       --------
                                       --------       --------       --------       --------


The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                                                          December 31
                             ------------------------------------------------------------------------------------------------------

                                     1997                1996                 1995               1994                1993
                                     ----                ----                 ----               ----                ----
                                                                 (Dollar amounts in thousands)
                                  Amount         %    Amount         %     Amount        %    Amount         %    Amount         %
Commercial, financial and
   agricultural                   $1,868        48    $  840        39    $  944        49    $  898        49    $  974        51
Real estate - construction           640        17     1,421         8       708         9       218        10       317         9
Real estate - mortgage             1,058        28       219        31         -        31       376        31       296        31
Installment                          267         7       312        22        49        11       129        10       160         9
                                  ------       ---    ------       ---    ------       ---    ------       ---    ------       ---
   Total                           3,833       100%   $2,792       100%   $1,701       100%   $1,621       100%   $1,747       100%
                                  ------       ---    ------       ---    ------       ---    ------       ---    ------       ---
                                  ------       ---    ------       ---    ------       ---    ------       ---    ------       ---



The following table relates to other interest bearing assets not disclosed above for the dates indicated. This item consists of a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. The plan is informally linked with universal life insurance policies totaling $3,839,000 for the salary continuation plan.

OTHER INTEREST-BEARING ASSETS

                                                    December 31
                              -------------------------------------------------
                                  1997       1996      1995      1994    1993
                                  ----       ----      ----      ----    ----
                                        (Dollar amounts in thousands)

Cash surrender value
 of life insurance                $3,839    $3,134    $1,290    $  288 $  -
                                  ------    ------    ------    ------ ------
                                  ------    ------    ------    ------ ------


DEPOSITS

 The following table sets forth the AVERAGE BALANCE and the average rate paid for the major categories of deposits for the dates indicated:


Deposits

                                            1997                   1996                    1995                    1994
                                            ----                   ----                    ----                    ----
                                                                                      (Amounts in thousands)

                                      Amounts       Yield     Amounts       Yield     Amounts       Yield     Amounts       Yield
                                      -------       -----     -------       -----     -------       -----     -------       -----
NonInterest-bearing demand deposits  $ 38,023         -      $ 30,549           -    $ 26,478           -    $ 25,326           -
Interest-bearing demand deposits       38,164       0.90%      29,376       0.91%      26,192       0.91%      25,126       0.94%
Savings deposits                      117,357       4.11%     104,938       4.15%      91,509       4.60%      66,517       3.45%
Time deposits under $100,000           58,262       5.61%      34,408       5.26%      19,073       4.84%      27,579       3.82%

MATURITIES OF TIME CERTIFICATES OF DEPOSITS OF $100,000 OR MORE

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1997 are summarized as follows:

                              DECEMBER 31, 1997
                              -----------------
                                (In thousands)
Remaining Maturity:
Three months or less               $  8,404
Over three through six months         7,799
Over six through twelve months        7,870
Over twelve months                    6,188
                                     ------
   Total                          $  30,261
                                  ---------
                                  ---------

RETURN ON EQUITY AND ASSETS

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):



                                           For the year ended
                                                December 31
                                    ---------------------------------
                                         1997     1996      1995
                                         ----     ----      ------
Return on average assets                 .13%     0.88%      0.18%
Return on average equity                1.46%    10.24%     11.05%
Dividend payout ratio                       -      .05%         -
Average equity to average assets        8.76%     7.96%      8.33%


ITEM 2.        PROPERTIES

THE BANK

(1)  NORTH MERCED OFFICE
The Bank's north Merced office is located at 490 West Olive Avenue in Merced with approximately 5,600 square feet of interior floor space. This building was constructed in 1978 at a cost of approximately $400,000 and is situated on a lot of approximately 47,000 square feet, which the Bank purchased in 1977 for approximately $186,000. Management believes that this facility will be adequate to accommodate the operations of this branch for the foreseeable future.

(2)  DOWNTOWN MERCED BRANCH
The Bank's downtown Merced Branch was located at 606 West 19th Street in Merced until September 2, 1997. On that date, the Bank relocated its downtown Merced branch to 550 West Main Street in Merced and it was re-designated as the main branch of the Bank. The branch and certain centralized lending operations occupy the first floor of the three story building, occupying approximately 9,200 square feet. Management believes that this facility will be adequate to accommodate the operations of this branch for the foreseeable future.

(3)  ATWATER BRANCH
On October 5, 1981, the Bank opened a branch office at 735 Bellevue Road, Atwater. The building contains approximately 6,000 square feet of interior floor space, and was built at a total cost of approximately $500,000. In 1994, the Bank purchased the lot at a cost of $316,000. Management of the Bank believes that this facility will be adequate to accommodate the operations of this branch for the foreseeable future. The data processing and central service support personnel and related equipment were relocated to the new facility in downtown Merced, as discussed below in late 1997.

(4)  ADMINISTRATIVE HEADQUARTERS
On September 2, 1997, the Company vacated its three previously leased administrative facilities in Merced and relocated to 550 West Main Street in Merced. The facility is a three story facility with a two story attached parking facility and is approximately 29,000 square feet. Approximately 19,800 square feet is occupied by the administrative and central support functions or is available for future expansion. The facility cost was approximately $5.1 million. Management believes that this facility will be adequate to accommodate the operations of Company for the foreseeable future.

(5)  LOS BANOS BRANCH
On August 15, 1989, the Bank opened a fourth branch office at 1341 East Pacheco Boulevard, Los Banos, located in the Canal Farm Shopping Center. The Bank entered into a five-year lease with a nonaffiliated third party, commencing on August 1, 1989. In October of 1994, the Los Banos branch was relocated to 953
W. Pacheco Boulevard, Los Banos. The Bank entered into a ten-year lease with a non-affiliated third party on the facility. The new facility contains 4,928 square feet of interior floor space. Remodeling and redecorating expenses were approximately $355,000. Management believes that this facility will be adequate to accommodate the operation of the branch for the foreseeable future.

(6)  HILMAR BRANCH
On November 15, 1993, the Bank opened a fifth branch office at 8019 N. Lander Avenue, Hilmar. The building was purchased at a cost of $328,000 and consists of a single story building of approximately 4,456 square feet of interior floor space. Remodeling and redecorating expenses were approximately $53,000. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

(7)  SONORA BRANCH
On January 12, 1996, the Bank received approval to open a full service banking facility at the Crossroads Shopping Center and entered into a five-year lease with a non-affiliated third party on January 12, 1996 for a 2,500 square foot facility. The branch opened April 1, 1996. Management is currently reviewing its options for relocating this branch to a larger facility and expects that move to occur in late 1998.

(8)  TURLOCK BRANCH
On September 1, 1995, the Bank opened a branch in Turlock, California. In May 1995 the Bank acquired 2 lots for $297,000 at 2001 Geer Road, Turlock. The Bank completed the construction of a permanent facility in February 1997 at a cost of approximately $694,000 and the facility is approximately 3,300 square feet.

(9)  MODESTO BRANCHES
On January 24, 1996, the Bank received approval to open a full service banking facility in Modesto and entered into a ten-year lease with a non-affiliated third party on December 2, 1996 for an approximately 5,413 square foot building at 3508 McHenry Avenue, Modesto. The branch opened for business on December 10, 1996. Management believes that this facility will be adequate to accommodate the branch for the foreseeable future.

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

(10) ACQUIRED BRANCHES
On December 11, 1997, the Bank purchased the sites of three former branches of Bank Of America. These facilities are located at 640 Main Street, Livingston and 1507 Center Street, Dos Palos and 5121 Hwy 140, Mariposa. The branch in Livingston was purchased at a cost of $251,000 and is a 5,699 square feet facility. The Dos Palos branch was purchased at a cost of $296,000 and is a 8,274 square feet facility. The Mariposa branch was purchased for a cost of
$313,000 and is a      4,200 square feet facility.  Management believes that
these facilities will be adequate to accommodate the banking operations for the foreseeable future.

(11) MADERA BRANCH
In 1997, the Bank received approval to open a full service facility in Madera and in November 1997 entered into a 6 month lease with a nonaffiliated third party for an approximate 1,100 square foot facility. The Company plans to move this branch to a permanent site in late 1998 or early 1999.

THE THRIFT
The Thrift currently operates with four branch offices. The main office is the office in Turlock and the other branch offices are located in Modesto, Visalia and Fresno. All branch offices are leased facilities with minimal leasehold improvements which are anticipated to be adequate to serve the needs of the Thrift in the foreseeable future.

ITEM 3.         LEGAL PROCEEDINGS

As of December 31, 1997, the Company, is not a party to, nor is any of their property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities, except as discussed in "Regulation and Supervision--County Bank."

The Company is, however, also exposed to certain potential claims encountered in the normal course of business. In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations in the foreseeable future.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 1997.

                                      PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS

For information concerning the market for the Company's common stock and related shareholder matters, see section titled "Market for Company's Common Stock and Related Shareholder Matters" in the Company's 1997 Annual Report to Shareholders incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

For selected consolidated financial data concerning the Company, see section titled "Consolidated Financial Data" in the Company's 1997 Annual Report to Shareholders incorporated herein by reference.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, the Company's 1997 Annual Report to Shareholders incorporated herein by reference.

ITEM 7A.       MARKET RISK.

For management's discussion and analysis of market risk, see section titled "Interest Rate Risk Management" in the Company's 1997 Annual Report to Shareholders incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Balance Sheets as of December 31, 1997 and 1996 and Audited Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the years ending December 31, 1997, 1995, and 1995 appear in the Company's 1997 Annual Report to Shareholders incorporated herein by reference. Notes to the Consolidated Financial Statements appear in the Company's 1997 Annual Report to Shareholders incorporated herein by reference. The Independent Auditors' Report appears in the Company's 1997 Annual Report to Shareholder Incorporated herein by reference.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and there were no disagreements with accountants on accounting and financial disclosure.

                                      PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the section of the Company's 1998 Proxy Statement titled "Election of Directors," which will filed on or before April 30, 1998.

ITEM 11.       EXECUTIVE COMPENSATION

As permitted by the Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the section titled "Election of Directors" for the Company's 1998 Proxy Statement which will be filed on or before April 30, 1998.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the section titled "Security Ownership of Certain Beneficial Owners and Management" of the Company's 1998 Proxy Statement, which will be filed on or before April 30, 1998.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the Section titled "Certain Transactions" of the Company's 1998 Proxy Statement, which will be filed on or before April 30, 1998.

                                      PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K

(a)  FINANCIAL STATEMENTS AND SCHEDULES
     An index of all financial statements and schedules filed as part of this Form 10-K appears below and the pages of the Company's Annual Report to Shareholders for the year ended December 31, 1997 listed, are incorporated herein by reference in response to Item 8 of this report.


Financial Statement Schedules:                                              Page
-----------------------------                                               ----

Independent Auditor's Report

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Income for the Years Ended 1997, 1996, and 1995

Consolidated Statements of Shareholders' Equity for the Years Ended 1997, 1996, and 1995

Consolidated Statements of Cash Flows for the Years Ended 1997, 1996, and 1995

Notes to Consolidated Financials

(b)  REPORTS ON FORM 8-K
     There were no reports filed in the quarter ending December 31, 1997 on Form 8-K.

(c)  EXHIBITS
     The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this
      Form 10-K:

                                                                  Sequentially
Exhibit                                                             Numbered
Number        Exhibit                                                 Page
------        -------                                             ------------
   3.1        Articles of Incorporation (filed as Exhibit 3.1
              of the Company's September 30, 1996 Form 10Q filed
              with the SEC on or about November 14, 1996).               *

   3.2        Bylaws (filed as Exhibit 3.2 of the Company's
              September 30, 1996 Form 10Q filed with the SEC on
              or about November 14, 1996).                               *

   10         Employment Agreement between Thomas T. Hawker and
              Capital Corp.

   10.1       Administration Construction Agreement (filed as
              Exhibit 10.4 of the Company's 1995 Form 10K filed
              with the SEC on or about March 31, 1996).                  *

   10.2       Stock Option Plan (filed as Exhibit 10.6 of the
              Company's 1995 Form 10K filed with the SEC on or
              about March 31, 1996).                                     *

   10.3       401(k) Plan (filed as Exhibit 10.7 of the
              Company's 1995 Form 10K filed with the SEC on or
              about March 31, 1996).                                     *

   10.4       Employee Stock Ownership Plan (filed as Exhibit
              10.8 of the Company's 1995 Form 10K filed with
              the SEC on or about March 31, 1996).                       *

   11         Statement Regarding the Computation of Earnings
              Per Share is incorporated herein by reference from Note 1 of the Company's Consolidated
              Financial Statements.

   13         Annual Report to Shareholders.                             *
              (portions incorporated by reference)

   24         Consent of KPMG PEAT MARWICK LLP

   * Denotes documents which have been incorporated by reference.

(d)  FINANCIAL STATEMENT SCHEDULES
     All other supporting schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto incorporated herein by reference.

                                     SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its
behalf by the undersigned, thereunto duly authorized, on the     day of March,
1998

                         CAPITAL CORP OF THE WEST

                         By:   /s/ THOMAS T. HAWKER
                            -------------------------------------
                           THOMAS T. HAWKER
                          (President and Chief Executive Officer
                           of Capital Corp of the West)


                         By:   /s/ JANEY E. BOYCE
                            -------------------------------------
                            JANEY E. BOYCE
                            (Senior Vice President and Chief Financial Officer of Capital Corp of the West)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Capacity                 Date


/s/ JERRY E. CALLISTER             Chairman of the          March 1998
----------------------             Board of Directors
JERRY E. CALLISTER


/s/ HENRY DUPERTUIS                Director                 March 1998
-------------------
HENRY DUPERTUIS


/s/ ROBERT E. HOLL                 Director                 March 1998
------------------
ROBERT E. HOLL


/s/ BERTYL W. JOHNSON              Director                 March 1998
---------------------
BERTYL W. JOHNSON


/s/ DOROTHY L. BIZZINI             Director                 March 1998
----------------------
DOROTHY L. BIZZINI


/s/ LLOYD H. ALHEM                 Director                 March 1998
------------------
LLOYD H. ALHEM


/s/ JAMES W. TOLLADAY              Director                 March 1998
---------------------
JAMES W. TOLLADAY


/s/ JACK F. CAUWELS                Director                 March 1998
-------------------
JACK F. CAUWELS

/s/ THOMAS T. HAWKER               Director/CEO and         March 1998
--------------------               Principal Operations
THOMAS T. HAWKER                   Officer


/s/ JOHN FAWCETT                   Director                 March 1998
----------------
JOHN FAWCETT


/s/ TAPAN MONROE                   Director                 March 1998
----------------
TAPAN MONROE


/s/ JANEY E. BOYCE                 Chief Financial &        March 1998
------------------                 Accounting Officer
JANEY E. BOYCE

CAPITAL CORP OF THE WEST