Form 10-Q
period 1998-03-31
CAPITAL CORP OF THE WEST
filed 1998-05-15
CIK 1004740

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




/X/   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
               of 1934 for the Quarterly Period Ended MARCH 31, 1998
                                                      --------------

                                      or

/ /   Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period from _____________ to ___________



Commission File Number:   0-27384
                          -------------

                            CAPITAL CORP OF THE WEST
             (Exact name of registrant as specified in its charter)

             California                                  77-0405791
    (State or other jurisdiction                    IRS Employer ID Number
   of incorporation or organization)

                        550 West Main, Merced, CA  95340
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (209) 725-2200
                                                     -------------------

Former name, former address and former fiscal year, if changed since last report: NOT APPLICABLE
         ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----       -----

The number of shares outstanding of the registrant's common stock, no par value, as of March 31, 1998 was $4,381,975. No shares of preferred stock, no par value, were outstanding at March 31, 1998.

                              CAPITAL CORP OF THE WEST
                                 Table of Contents

PART I.  --  FINANCIAL INFORMATION

Item 1.   Financial Statements
              Consolidated Balance Sheets                                    3
              Consolidated Statements of Income                              4
              Consolidated Statements of Cash Flows                          5
              Notes to Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               7


PART II.  --  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 25
Item 2.   Changes in Securities                                             25
Item 3.   Defaults Upon Senior Securities                                   25
Item 4.   Submission of matters to a vote of Security Holders               25
Item 5.   Other Information                                                 25
Item 6.   Exhibits and Reports on Form 8-K                                  25

SIGNATURES                                                                  27

                            Capital Corp of the West
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                          03/31/98        12/31/97          03/31/97
                                                                          ---------       --------          --------
                                                                                      (In thousands)
ASSETS
  Cash & noninterest-bearing deposits in other banks                       $ 21,626          $ 21,035       $ 17,967
  Federal funds sold                                                         44,900             2,400              -
  Time deposits at other financial institutions                               1,000               599          1,288
  Investment securities available for sale, at fair value                   107,210           135,257         46,046
  Investment securities held-to-maturity at cost                              9,789            12,775         11,456
  Loans, net of allowance for loan losses of $3,799,000 at
     March 31, 1998; $3,833,000 at December 31, 1997;
     and $2,674,000 at March 31, 1997                                       217,309           214,144        185,381
  Interest receivable                                                         2,462             2,741          1,985
  Premises and equipment, net                                                13,167            12,945          8,095
  Goodwill and other intangible assets                                        6,456             6,653          2,310
  Other assets                                                               14,042            12,845         11,356
                                                                           --------          --------       --------
Total assets                                                               $437,961          $421,394       $285,884
                                                                           --------          --------       --------
                                                                           --------          --------       --------
LIABILITIES
  Deposits
  Noninterest-bearing demand                                               $ 63,114        $   58,836       $ 35,179
  Negotiable orders of withdrawal                                            53,509            54,202         35,002
  Savings                                                                   151,138           143,562        111,903
  Time, under $100,000                                                       74,902            69,534         51,082
  Time, $100,000 and over                                                    30,557            30,261         14,280
                                                                           --------          --------       --------
  Total deposits                                                            373,220           356,395        247,446

  Borrowed funds                                                             21,429            22,049         12,388
  Accrued interest, taxes and other liabilities                               2,162             2,702          4,381
                                                                           --------          --------       --------
Total Liabilities                                                           396,811           381,146        264,215

SHAREHOLDERS' EQUITY
  Preferred Stock, no par value;  10,000,000 shares
    authorized; none outstanding                                                -                 -              -
  Common stock, no par value, 20,000,000 shares
    authorized; 4,381,975 issued & outstanding at March
    31, 1998; 4,376,975 issued & outstanding at December
    31, 1997; and 2,606,478 issued & outstanding at                          33,978            33,928         15,592
    March 31, 1997
  Retained earnings                                                           6,962             6,125          6,239
  Investment securities unrealized gains(losses), net                           210               195           (162)
                                                                           --------          --------       --------
Total shareholders' equity                                                   41,150            40,248         21,669
                                                                           --------          --------       --------
Total liabilities and shareholders' equity                                 $437,961          $421,394       $285,884
                                                                           --------          --------       --------
                                                                           --------          --------       --------

                          Capital Corp of The West
                      Consolidated Statements of Income
                                 (Unaudited)

                                                                   Three Months Ending      Three Months Ending
(In thousands except  share data)                                        3/31/98                  3/31/97
Interest income:
  Interest and fees on loans                                              $5,699                   $4,687
  Interest on taxable investment securities held to maturity                 205                      248
  Interest on investment securities available for sale:
    Taxable                                                                1,794                      562
    Non-taxable                                                              121                       59
  Interest on federal funds sold                                             273                       45
                                                                          ------                   ------
    Total interest income                                                  8,092                    5,601

Interest expense:
  Deposits:
  Negotiable orders of withdrawal                                            118                       78
  Savings                                                                  1,434                    1,122
  Time, under $100,000                                                     1,050                      660
  Time, $100,000 and over                                                    365                      139
  Other                                                                      336                       73
                                                                          ------                   ------
    Total interest expense                                                 3,303                    2,072

Net interest income                                                        4,789                    3,529
Provision for loan losses                                                    252                      240
                                                                          ------                   ------
Net interest income after provision for loan losses                        4,537                    3,289

Other income:
  Service charges on deposit accounts                                        648                      337
  Income from real estate held for sale or development                        22                        7
  Other                                                                      388                      390
                                                                          ------                   ------
Total other income                                                         1,058                      734

Other Expenses:
  Salaries and related benefits                                            1,963                    1,544
  Premises and occupancy                                                     325                      279
  Equipment                                                                  502                      287
  Professional fees                                                          154                      141
  Marketing                                                                  102                      159
  Goodwill and intangible amortization                                       198                       36
  Branch purchase                                                            101                        -
  Supplies                                                                   151                       98
  Other                                                                      827                      696
                                                                          ------                   ------
Total other expenses                                                       4,323                    3,240

Income before income taxes                                                 1,272                      783
Provision for income taxes                                                   435                      270
                                                                          ------                   ------
Net income                                                                $  837                   $  513
                                                                          ------                   ------
Basic earnings per share                                                  $ 0.18                   $ 0.19
                                                                          ------                   ------
                                                                          ------                   -------
Weighted average shares outstanding (000)                                  4,599                    2,724
                                                                          ------                   ------
                                                                          ------                   -------


                          Capital Corp of The West
                    Statement of Consolidated Cash Flows
                                 (Unaudited)

                                                                  3 months ended        3 months ended
                                                                       3/31/98              3/31/97
                                                                  ---------------       ---------------
                                                                               (In thousands)
OPERATING ACTIVITIES:
Net Income                                                              $   837              $    513
   Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses                                                252                   240
  Depreciation, amortization and accretion, net                            752                   281
  Benefit for deferred income taxes                                          -                   (65)
  Gain on sale of real estate held for sale                                 22                     -
Net (increase) in interest receivable & other assets                      (367)                 (415)
Net decrease in mortgage loans held for sale                                -                    880
Net (decrease) increase in deferred loan fees                              (23)                   57
Net (decrease) increase in accrued interest payable
  & other liabilities                                                     (540)                1,606
                                                                       -------              --------
Net cash provided by operating activities                                  933                 3,097

INVESTING ACTIVITIES:
Investment security purchases                                              (21)              (17,788)
Proceeds from maturities of investment securities                       15,219                 2,899
Proceeds from sales of investment securities                            15,615                 2,519
Net increase in time deposits in other financial institiutions            (401)                    -
Proceeds from sales of commercial and real estate loans                    814                   205
Net increase in loans                                                   (4,208)               (5,428)
Purchases of premises and equipment                                       (637)               (2,051)
Net increase in real estate held for sale or development                  (478)                  (72)
                                                                       -------              --------
Net cash provided (used) by investing activities                        25,903               (19,716)

FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW and deposits                     11,161                (2,661)
Net increase in certificates of deposit                                  5,664                11,762
Net (decrease) increase in other borrowings                               (620)                8,493
Issued shares for benefit plan purchases                                     -                   176
Exercise of stock options                                                   50                    99
                                                                       -------              --------
Net cash provided by financing activities                               16,255                17,869

Net increase in cash and cash equivalents                               43,091                 1,250

Cash and cash equivalents at beginning of year                          23,435                16,717
                                                                       -------              --------
Cash and cash equivalents at end of quarter                            $66,526              $ 17,967

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
     Investment securities net unrealized gains (losses)               $    15              $   (152)

                           Capital Corp of the West
                  Notes to Consolidated Financial Statements
            March 31, 1998, December 31, 1997, and March 31, 1997
                                 (Unaudited)

GENERAL - COMPANY

     Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the state of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). During 1997 the Company formed Capital West Group, a new subsidiary that engages in the financial institution advisory business but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Preferred Stock. As of March 31, 1998 there were 4,381,975 common shares outstanding, held of record by approximately 1,300 shareholders.
There were no preferred shares outstanding at March 31, 1998. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, and the Bank's subsidiaries, Capital West Group and the Thrift, unless context otherwise requires.

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

BANK'S INDUSTRY AND MARKET AREA

     The Bank engages in general commercial banking business primarily in Merced, Tuolumne, Mariposa, Madera and Stanislaus counties. The Bank has thirteen branch offices: two in Merced with the branch located in north Merced currently designated as the head office, offices in Atwater, Turlock, Hilmar, Sonora, Los Banos, Mariposa, Livingston, Dos Palos, Madera and two offices in Modesto. The Bank relocated its existing administrative office and existing branch in downtown Merced to a new facility constructed in 1997. The Thrift engages in the general consumer lending business primarily in Stanislaus, Fresno, and Tulare counties from its main office in Turlock; and branch offices located in Modesto, Visalia, and Fresno.

OTHER FINANCIAL NOTES

     All adjustments, in the opinion of Management, which are necessary for a fair presentation of the Company's financial position at March 31, 1998, December 31, 1997, and at March 31 1997 and the results of operations and statements of cash flows for the three month periods ended March 31, 1998 and 1997, have been included. These interim statements are not necessarily indicative of the results for a full year.

     The accompanying unaudited financial statements have been prepared on a basis consistent with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

     Per share information is based on weighted average number of shares of common stock outstanding during each three-month period after giving retroactive effect for the five percent stock dividend declared for shareholders of record May 7, 1998, payable June 1, 1998, the three-for-two stock split declared for shareholders of record on April 11, 1997, payable on May 2, 1997. The weighted average number of shares outstanding were 4,599,000 for the three-month period ended March 31, 1998 and 2,724,000 for March 31, 1997.

     Comprehensive Income for Capital Corp of the West for the periods ending March 31, 1998 and March 31, 1997 were $852,000 or $.19 per share and $606,000 or $.22 per share respectively.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Board No. 130, "Reporting Comprehensive Income". Under the provisions of SFAS 130, the Company is required to report comprehensive income in its financial statements, the term comprehensive income describes the total of all components of comprehensive income including net income as well as other revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings (net income). The Company started to report comprehensive income as part of its notes to financial statements, including other comprehensive income items added separately to net income resulting in total comprehensive income. SFAS 130 is effective with the year-end 1998 financial statements, however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. The Company adopted SFAS 130 as of January 1, 1998, the adoption of the statement did not have a material impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 is effective for annual periods beginning after December 1, 1997 and is to be applied retroactively to all periods presented. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic
areas, and major customers.   SFAS No. 131 supersedes SFAS No. 14, FINANCIAL
REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE but retains the requirement to report information about major customers. Management does not expect that adoption of SFAS No. 131 will have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS. THESE FACTORS INCLUDE GENERAL RISKS INHERENT TO COMMERCIAL LENDING; RISKS RELATED TO ASSET QUALITY; RISKS RELATED TO THE COMPANY'S DEPENDENCE ON KEY PERSONNEL AND ITS ABILITY TO MANAGE EXISTING AND FUTURE GROWTH; RISKS RELATED TO COMPETITION; RISKS POSED BY PRESENT AND FUTURE GOVERNMENT REGULATION AND LEGISLATION; AND RISKS RESULTING FROM FEDERAL MONETARY POLICY.

     The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

     OVERVIEW. For the three months ended March 31, 1998, the Company reported net income of $837,000 compared with net income of $513,000 for the three months ended March 31, 1997. Earnings per share were $.18 and $.19, respectively. The annualized return on average assets was .78% and .76% for the first three months of 1998 and 1997, respectively. The Company's annualized return on average equity was 8.12% and 9.61% for the three months ended March 31, 1998 and 1997, respectively.

     NET INTEREST INCOME. The Company's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities. The difference between the two is net interest income. Net interest income for the three months ended March 31, 1998 totaled $4,789,000 compared with $3,529,000 for the same period in 1997, an increase of $1,260,000 or 36%.

     Total interest and fees on earning assets were $8,092,000 for the first three months of 1998, an increase of $2,491,000 or 44% from $5,601,000 for the same three months in 1997. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in interest income in the first three months of 1998 was primarily the result of an increase in the volume of interest-earning assets. Average interest-earning assets for the first three months of 1998 were $375,683,000 compared with $240,196,000 for the first three months of 1997, an increase of $135,487,000 or 56%.

     Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $3,303,000 for the three months ended March 31, 1998, compared with $2,072,000 for the three months ended March 31, 1997, an increase of $1,231,000 or 59%. This increase was primarily the result of an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities were $326,930,000 for the first three months of 1997 compared with $211,161,000 for the same three months in 1997, an increase of $115,769,000 or 55%.

     The increase in interest-earning assets and interest-bearing liabilities is primarily the result of the Company's purchase of three branches of Bank of America in December 1997 and the completion of a successful stock offering in August 1997. The branch purchase increased deposits by $60,849,000 (there were no loans purchased) and the stock offering increased capital by $17,951,000. In addition, two branch offices opened in late 1996 and a third in late 1997 which also contributed to growth.

     The Company's net interest margin, the ratio of net interest income to average interest-earning assets, was 5.17% for the three months ended March 31, 1998 compared with 5.96% for the same period in 1997. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's decrease in net interest margin was primarily attributable to a moderate change in the mix of interest-earning assets. Loans as a percentage of average interest-earning assets decreased from 77% for the three months ended March 31, 1997 to 58% for the three months ended March 31, 1998.

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

Average Balance Sheet And Analysis of Net Interest Income

                                                           Three Months ended                      Three Months ended
                                                             March 31, 1998                          March 31, 1997
                                                     Average                             Average
                                                     Balance   Interest  Yield/rate      Balance        Interest     Yield/rate
                                                                               (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold                                   $ 20,041   $  273      5.52%       $  3,589        $    45        5.09%
Taxable investment securities:                        128,828    1,999      6.29%         47,994            810        6.85%
Nontaxable investment securities (1)                    9,215      121      5.33%          4,195             59        5.70%
Loans, gross: (2)                                     217,599    5,699     10.62%        184,418          4,687       10.31%
                                                    --------- ---------- -----------    -----------     ----------   -----------
Total interest-earning assets:                        375,683    8,092      8.74%        240,196          5,601        9.46%
Allowance for loan losses                             (4,073)                             (2,977)
Cash and due from banks                                20,606                             10,806
Premises and equipment, net                            13,153                              7,334
Interest receivable and other assets                   22,094                             15,516
                                                     --------                           --------
Total assets                                         $427,463                           $270,875
                                                     --------                           --------
                                                     --------                           --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Negotiable order of withdrawal                       $ 53,560   $  118      0.89%       $ 33,368        $    78        0.95%
Savings deposits                                      148,508    1,434      3.92%        112,564          1,122        4.04%
Time deposits                                         102,965    1,415      5.57%         59,415            799        5.45%
Other borrowings                                       21,898      336      6.22%          5,814             73        5.09%
                                                    --------- ---------- -----------    -----------     ----------   -----------
Total interest-bearing liabilities                    326,930    3,303      4.10%        211,161          2,072        3.98%



Noninterest-bearing deposits                           56,419                             32,871
Accrued interest, taxes and other liabilities           2,342                              5,432
                                                    ---------                           -----------
     Total liabilities                                385,691                            249,464

Total shareholders' equity                             41,772                             21,411
                                                    ---------                           -----------
Total liabilities and shareholders' equity           $427,463                           $270,875
                                                    ---------                           -----------
                                                    ---------                           -----------
Net interest income and margin (3)                               $  4,789       5.17%                 $   3,529    5.96%
                                                                 --------       ----                  ---------    ----
                                                                 --------       ----                  ---------    ----

(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $343,000 and $233,000 for March 31, 1998 and 1997 respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

Net Interest Income Variance Analysis:

                                                   March 31, 1998 compared to
                                                          March 31, 1997
                                                       Volume    Rate    Total
                                                     --------    ----    -----
                                                  (Dollar amounts in thousands)
          Increase (decrease) in interest  income:
          Taxable investment securities              $  1,640    (451)    1,189
          Tax-exempt investment securities                 89     (27)       62
          Federal funds sold                              224       4       228
          Loans                                           865     147     1,012
                                                       ------    ----     -----
          Total                                         2,818    (327)    2,491
                                                       ------    ----     -----
                                                       ------    ----     -----
          Increase (decrease) in interest expense:
          Interest-bearing demand                          70     (30)       40
          Savings deposits                                544    (232)      312
          Time deposits                                   598      18       616
          Other borrowings                                243      20       263
                                                       ------    ----     -----
          Total                                         1,455    (224)    1,231
                                                       ------    ----     -----
                                                       ------    ----     -----
          Increase (decrease) in net interest income $  1,363  $ (103)  $ 1,260
                                                       ------    ----     -----
                                                       ------    ----     -----

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the first three months of 1998 was $252,000 compared with $240,000 in the three months ended March 31, 1997. As of March 31, 1998 the allowance for loan losses was $3,799,000 or 1.72% of total loans. At March 31, 1998, nonperforming assets totaled $1,802,000 or .41% of total assets, nonperforming loans totaled $1,279,000 or .81% of total loans and the allowance for loan losses totaled 297.02% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate
to cover losses inherent in the loan portfolio.   Also see "Memorandum of
Understanding" contained herein.

     NONINTEREST INCOME. Noninterest income increased by $324,000 or 44% to $1,058,000 for the three months ended March 31, 1998 compared with $734,000 in the same period in 1997. Service charges on deposit accounts increased by $311,000 or 92%, income from the sale of real estate held for sale or development increased by $15,000 or 214% and other income decreased by $2,000 or 1%. The increases in service charges are primarily due to general growth of the Company and the purchases of the branches from Bank of America.

NONINTEREST EXPENSE. Noninterest expenses increased by $1,083,000 or 33% to $4,323,000 for the three months ended March 31, 1998 compared with $3,240,000 for the same period in 1997. The primary components of noninterest expenses were salaries and employee benefits, occupancy expenses, furniture and equipment expenses, and other operating expenses.

     For the three months ended March 31, 1998 compared with the three months ended March 31, 1997, salaries and related benefits increased by $419,000 or 27%, equipment expenses increased $215,000 or 75%, occupancy expenses increased $46,000 or 17%, marketing expenses decreased by $57,000 or 36% and other expenses, including professional fees, and supplies increased by $281,000 or 11%. The expense increases were primarily the result of expansion, including expenses associated with acquisition, operation and staffing of the branches purchased from Bank of America in December, 1997 and the opening of a new branch in Madera in late 1997.

     PROVISION FOR INCOME TAXES. The Company recorded a $435,000 tax expense for the three months ended March 31, 1998 compared with $270,000 for the same three months in 1997. Tax rates were positively affected by the purchase of limited partnership investments in low-income affordable housing projects providing the investor with affordable housing income tax credits. The Company had investments in these partnerships of $4,300,000 as of March 31, 1998 and $2,700,000 as of March 31, 1997, resulting in tax credits of $79,000 and $35,000 respectively.

     INTEREST RATE RISK

     Interest rate risk is an integral part of managing a banking institution's primary source of income, net interest income. The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. The Company considers its rate-sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans and investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes within one year and include maturing time certificates, certain savings deposits and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that reprice within various time frames is called the "gap." Generally, if repricing assets exceed repricing liabilities in a time period the Company would be deemed to be asset-sensitive. If repricing liabilities exceed repricing assets in a time period the Company would be deemed to be liability-sensitive. Generally, the Company seeks to maintain a balanced position whereby there is no significant asset or liability sensitivity within a one-year period to ensure net interest margin stability in times of volatile interest rates. This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

     The following tables set forth the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities as of March 31, 1998, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

                                                                               AT MARCH 31, 1998
                                               -------------------------------------------------------------------------------------
                                                               AFTER 3        AFTER 1
                                                                 BUT         YEAR BUT
                                                WITHIN         WITHIN         WITHIN          AFTER      NONINTEREST-
                                               3 MONTHS       12 MONTHS       5 YEARS        5 YEARS       BEARING            TOTAL
                                               --------       ---------      ---------       --------     ------------        ------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Time deposits at other banks                   $    250      $     750     $        -      $        -     $       -      $   1,000
Federal funds sold                               44,900              -              -               -             -         44,900
Investment securities                             3,445         21,181          7,813          84,560             -        116,999
Loans                                           124,194         27,494         56,087          13,333             -        221,108
                                               --------       ---------      ---------       --------     ------------    ---------
Total earning assets                            172,789         49,425         63,900          97,893             -        384,007
Noninterest-earning assets and allowances
     for loan losses                                  -              -              -               -        53,954         53,954
                                               --------       ---------      ---------       --------     ------------    ---------
Total assets                                  $ 172,789       $ 49,425     $   63,900        $ 97,893     $  53,954      $ 437,961

LIABILITIES AND SHAREHOLDERS' EQUITY

Savings, money market and NOW deposits        $ 204,647       $      -     $        -        $      -     $       -      $ 204,647
Time deposits                                    18,518         65,590         21,351               -             -        105,459
Other interest-bearing liabilities                    -         18,029            103           3,297             -         21,429
Other liabilities and shareholders' equity            -              -              -               -       106,426        106,426

Total liabilities and shareholders' equity      223,165         83,619         21,454           3,297       106,426      $ 437,961
Incremental gap                                 (50,376)       (34,194)        42,446          94,596       (52,472)
Cumulative gap                                 $(50,376)    $  (84,570)    $  (42,124)       $ 52,472     $       -
                                               --------       ---------      ---------       --------     ---------
                                               --------       ---------      ---------       --------     ---------
Cumulative gap as a % of earning assets           (13.1)%        (22.1)%        (10.9)%          53.9%

     The Company was liability-sensitive with a negative cumulative one-year gap of $84,570,000 or 22.1% of interest-earning assets at March 31, 1998. In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

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

     An additional measure of interest rate sensitivity that the Company monitors through a detailed model is its expected change in earnings. This model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's return on equity. Based upon the March 31, 1998 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the federal funds rate of 1%, this model estimates the Company's cumulative return on equity over the next year would decrease by less than 1%. No assurance can be given that the actual return on equity would not decrease by more than 1% in response to a 1% increase in federal funds rate, or that actual return on equity would not decrease substantially if market interest rates increased by more than 1%. Also see "Memorandum of Understanding" contained herein. The Bank's most recent examination, the regulators felt that the current model that is used by the Bank was not adequate for a bank of its current size and complexity. The Bank is currently updating the model it uses for interest rate risk analysis and expects to have this new model in place by June 30, 1998.

FINANCIAL CONDITION

     Total assets at March 31, 1998 were $437,961,000, an increase of $16,567,000 or 4% compared with total assets of $421,394,000 at December 31, 1997, and an increase of $152,077,000 or 53% compared with total assets of $285,884,000 at March 31, 1997. Net loans were $217,309,000 at March 31,
1998, an increase of $3,165,000 or 2% compared with net loans of $214,144,000 on December 31, 1997, and an increase of $31,928,000 or 17% compared with net loans of $185,381,000 at March 31, 1997. Deposits were $373,220,000 at March 31, 1998, an increase of $16,825,000 or 5% compared with deposits of $356,395,000 at December 31, 1997, and an increase of $125,774,000 or 51%
compared with deposits of $247,446,000 at March 31, 1997. The growth of the Company from March 31, 1997 to March 31, 1998 was primarily the result of the purchase of three branch offices of Bank of America in December 1997, a successful capital offering in 1997 and the opening of a branch office of County Bank in late 1997.

     Total shareholders' equity was $41,150,000 at March 31, 1998, an increase of $902,000 or 2% from $40,248,000 at December 31, 1997, and a 90%
increase from $21,669,000 at March 31, 1997. The growth in shareholders' equity was primarily due to the issuance of 1,725,000 additional shares of no par common stock which generated a net addition of $17,951,000 to shareholders' equity in August 1997.


     INVESTMENT PORTFOLIO. The following table sets forth the carrying amount (fair value) of available for sale investment securities as of March 31, 1998 and 1997, and December 31, 1997.

                                                                  MARCH  31       DECEMBER 31
                                                             ------------------   -----------
                                                               1998      1997         1997
                                                            ---------   -------   -----------
            (Dollars in thousands)
           AVAILABLE FOR SALE SECURITIES:
           U.S. Treasury and U.S.  Government agencies      $     817   $  5,599   $  1,824
           State and political subdivisions                     8,739      4,254      9,640
           Mortgage-backed securities                          65,393     34,669     68,808
           Collateralized mortgage obligations                 29,129          0     51,874
           Other securities                                     3,132      1,524      3,111
                                                            ---------   --------  ---------
           Carrying amount and fair value                   $ 107,210   $ 46,046  $ 135,257
                                                            ---------   --------  ---------
                                                            ---------   --------  ---------

     The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at March 31, 1998 and 1997, and December 31, 1997.

                                                                    MARCH 31           DECEMBER 31
                                                          ---------------------------- -----------
            (Dollars in thousands)                           1998            1997         1997
                                                             ----            ----         ----
           HELD TO MATURITY SECURITIES:
           U.S.  Treasury and U.S.
             Government agencies                          $       6,439    $  11,456      $   9,442
           Mortgage-backed securities                             3,350            -          3,333
                                                          -------------    -----------    ---------
           Carrying amount (amortized cost)                       9,789       11,456         12,775
                                                          -------------    -----------    ---------
                                                          -------------    -----------    ---------
            Fair value                                    $       9,791    $  11,058      $  12,780
                                                          -------------    -----------    ---------
                                                          -------------    -----------    ---------


    The following table sets forth the maturities of the Company's investment securities at March 31, 1998 and the weighted average yields of such securities calculated on the basis of the cost and effective yields based on the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

                                                                          AT MARCH 31, 1998
                                    -----------------------------------------------------------------------------------------------
                                    WITHIN ONE YEAR        ONE TO 5 YEARS      FIVE TO TEN YEARS      OVER TEN YEARS        TOTAL
                                    ------------------    -----------------   ------------------    -------------------------------
                                    AMOUNT      YIELD     AMOUNT    YIELD      AMOUNT       YIELD     AMOUNT      YIELD     AMOUNT
                                     --------   -------   ---------  -------   -------   --------   ---------   -------   ---------
(Dollars in thousands)
Available for Sale Securities:
Treasury and U.S. Government
agencies                             $      -        -    $     505     5.52%  $      -       -     $    312     7.40 %   $     817
State and political                       420     3.54%         801     3.71          -       -        7,517     5.01         8,739
Mortgage-backed securities                  -        -          440     5.94      2,815    6.27%      59,478     6.11        62,734
Collateralized mortgage
obligations                                 -        -       16,164     6.72          -       -       15,625     6.64        31,789
Other securities                            -        -            -        -          -       -        3,132        -         3,132
                                     --------   -------   ---------  -------   -------   --------   ---------   -------   ---------
Carrying amount and fair value            420     3.54%      17,912     6.53%     2,815    6.27%      86,064     6.12 %     107,210
                                     --------   -------   ---------  -------   -------   --------   ---------   -------   ---------
                                     --------   -------   ---------  -------   -------   --------   ---------   -------   ---------
Held to maturity securities:
Treasury and U.S. Government                -        -            -        -      4,039    6.95        2,400     7.17         6,439
agency
Mortgage-backed securities                  -        -            -        -          -       -        3,350     7.35         3,350
                                     --------   -------   ---------  -------   -------   --------   ---------   -------   ---------
 Carrying amount (amortized cost)           -        -            -        -      4,039    6.95        5,750     7.27         9,789
                                     --------   -------   ---------  -------   -------   --------   ---------   -------   ---------
 Total securities                    $    420     3.54%   $  17,912     6.53%  $  6,854    6.67%    $ 91,813     5.98 %    $116,999

     In the above table, mortgage-backed securities and collateralized mortgage obligations are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules. The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity. Also see "Memorandum of Understanding" contained herein.

     LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio at the dates indicated.

                                                      AT MARCH 31,                        AT DECEMBER 31,
                                 ---------------------------------------------------    ------------------
                                           1998                      1997                       1997
                                  -----------------------   ------------------------    ------------------
(DOLLARS IN THOUSANDS)
                                  Dollar Amount   Percent   Dollar Amount Percent of    Dollar     Percent
Loan Categories:                                 of loans                   loans       Amount    of loans
----------------                  -------------  ---------  -------------  ----------   -------   --------
Commercial                           $ 37,360         17 %     $ 28,261         15%    $ 34,992        16%
Agricultural                           41,337         19         42,633         23       43,558        20
Real estate-construction               13,101          6         14,796          8       12,657         6
Real estate-mortgage                   70,711         32         59,869         32       70,802        32
Consumer                               58,599         26         42,496         22       55,968        26
                                     --------       -----      --------        ---     --------       ---
  Total                               221,108        100 %     $188,055        100%    $217,977       100%
Less allowance for loan losses         (3,799)                   (2,674)                 (3,833)
                                     --------                  --------                --------
  Net loans                          $217,309                  $185,381                $214,144
                                     --------                  --------                --------
                                     --------                  --------                --------


     The following tables show the maturity distribution of the loan portfolio at March 31, 1998.

                                                                    AT MARCH 31, 1998
                                              --------------------------------------------------------
                                                                 AFTER 1 BUT
                                              WITHIN 1 YEAR    WITHIN 5 YEARS  AFTER 5 YEARS     TOTAL
                                              -------------    --------------  -------------     -----
                                                                             (IN THOUSANDS)
    Commercial and agricultural
     Loans with floating interest rates          $45,187       $14,083         $ 5,591          $ 64,861
     Loans with fixed interest rates               4,671         5,212             837            10,720
                                                 -------       -------         -------          --------
             Subtotal                             49,858        19,295           6,428            75,581
                                                 -------       -------         -------          --------
    Real estate-construction
     Loans with floating interest rates            6,922         1,279           1,877            10,078
     Loans with fixed interest rates               1,617         1,266             137             3,020
                                                 -------       -------         -------          --------
             Subtotal                              8,539         2,545           2,014            13,098
                                                 -------       -------         -------          --------
   Real estate-mortgage                            5,092        40,273          25,537            70,902
   Consumer                                       30,713        29,888             926            61,527
                                                 -------       -------         -------          --------
             Total                               $94,202       $92,001         $34,905          $221,108
                                                 -------       -------         -------          --------
                                                 -------       -------         -------          --------

     OFF-BALANCE SHEET COMMITMENTS. The following table shows the Company's undisbursed loan commitments at the dates indicated.


                                                           MARCH 31,             DECEMBER 31,
                                                      -------------------       --------------
                                                      1998           1997            1997
                                                      ----           ----            ----
                                                                (IN THOUSANDS)
                Letters of credit                    $ 2,740       $ 2,267          $ 3,233
                Commitments to extend credit          73,191        48,111           55,248
                                                     -------       -------          -------
                Total                                $75,931       $50,378          $58,481
                                                     -------       -------          -------
                                                     -------       -------          -------

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

                                          AT MARCH 31,        AT  DECEMBER 31,
                                   ----------------------     ----------------
                                      1998          1997           1997
                                      ----          ----           ----
                                               (IN THOUSANDS)

      Cash surrender value of
      life insurance              $    3,974     $  3,172          $  3,839
                                  ----------     --------          --------
                                  ----------     --------          --------

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

     The following table summarizes nonperforming assets of the Company at March 31, 1998 and 1997 and at December 31, 1997:



                                                            March 31,        At December 31,
                                                       -------------------   ---------------
              (Dollars in thousands)                    1998         1997         1997
                                                        ----         ----         ----
   Nonaccrual loans                                    $  823       $5,101       $2,611
   Accruing loans past due 90 days or more                456        1,565          131
                                                       ------       ------       ------
     Total nonperforming loans                          1,279        6,666        2,742
   Other real estate owned                                523        1,466           60
                                                       ------       ------       ------
     Total nonperforming assets                        $1,802       $8,132       $2,802
                                                       ------       ------       ------
                                                       ------       ------       ------
   Nonperforming assets:
        To total loans                                    .81%        4.32%        1.29%



        To total assets                                   .41%        2.84%         .66%


     Interest income on loans on nonaccrual status during the three months ended March 31, 1998, and the three months ended March 31, 1997, that would have been recognized if the loans had been current in accordance with their original terms was approximately $143,000 and $511,000, respectively.

     At March 31, 1998, nonperforming assets represented .41% of total assets, and nonperforming loans represented .81% of total loans. Nonperforming loans that were secured by first deeds of trust on real property were $145,000 at March 31, 1998 and $1,635,000 at December 31, 1997. Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

     The decrease in nonperforming loans and nonperforming assets as of March 31, 1998 compared with their levels as of December 31, 1997, was due primarily to the payoff of a nonperforming commercial real estate loan with a principal balance of $384,000 and the return of a certain borrower's loans to accrual status with a principal balance of $478,000.

     At March 31, 1998, the Company had $523,000 in two properties acquired through foreclosure. These properties are carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company expects to sell one of these properties during 1998. No assurance can be given that the Company will sell such property in 1998 or at any time or the amount for which such property might be sold.

     In addition to property acquired through foreclosure, the Company has investments in residential real estate lots in various stages of development in Merced County through MAID. MAID held two separate properties for sale or development at March 31, 1998. These investments were completely written off in 1995, although County Bank still retains title to these properties. In the first quarter of 1998, one lot was sold for a pre-tax gain of $22,000.

     Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At March 31, 1998 and December 31, 1997, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at March 31, 1998 were $823,000 (all of which were also nonaccrual loans), on account of which the Company had made provisions to the allowance for loan losses of $502,000.

     Except for loans that are disclosed above, there were no assets as of March 31, 1998, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

ALLOWANCE FOR LOAN LOSSES


The following table summarizes the loan loss experience of the Company for the quarter ended March 31, 1998 and 1997 and for years ended December 31, 1997, and 1996.


                                               MARCH 31                     DECEMBER 31
                                       ------------------------      ------------------------
                                         1998          1997           1997               1996
                                         ----          ----           ----               ----
 ALLOWANCE FOR LOAN LOSSES:
 Balance at beginning of period        $  3,833        $  2,792        $  2,792        $  1,701
                                       --------        --------        --------        --------
 Provision for loan losses                  252             240           5,825           1,513
 Allowance acquired through merger            -               -               -             148
 Charge-offs:
   Commercial and  agricultural             121             341           1,121             518
   Real estate-construction                   -               -           3,458               -
   Real estate-mortgage                       -               -               -               -
   Consumer                                 223              77             471             140
                                       --------        --------        --------        --------
      Total charge-offs                     344             418           5,050             658
                                       --------        --------        --------        --------
 Recoveries
   Commercial and agricultural               20              56             155              27
   Real estate-construction                   -               -               1               -
   Real estate-mortgage                       -               -               -               -
   Consumer                                  37               4             110              61
                                       --------        --------        --------        --------
      Total recoveries                       57              60             266              88
                                       --------        --------        --------        --------
 Net charge-offs                            287             358           4,784             570
                                       --------        --------        --------        --------
 Balance at end of period              $  3,799        $  2,674        $  3,833        $  2,792
                                       --------        --------        --------        --------
                                       --------        --------        --------        --------
 Loans outstanding at period-end       $221,108        $188,055        $217,977        $183,247
                                       --------        --------        --------        --------
                                       --------        --------        --------        --------
 Average loans outstanding             $217,599        $184,418        $198,140        $157,098
                                       --------        --------        --------        --------
                                       --------        --------        --------        --------
 Net charge-offs to average loans           .13  %          .19 %          2.41 %          0.36  %
 Allowance for loan losses
      To total loans                       1.72            1.42           1.76            1.52
      To nonperforming assets            297.02           32.88         136.80           39.69

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

     The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded provisions for loan losses in the first three months of 1998 of $252,000 compared with $240,000 in the same period of 1997.

The Company made provisions to the allowance of $5,825,000 in the year ended December 31, 1997. The increase in loan loss provisions in 1997 was primarily due to increased reserves established for the commercial real estate development loan that was charged off in 1997 and, to a lesser extent, reserves to support the general loan growth of the Company.

     The Company's charge-offs, net of recoveries, were $287,000 for the three months ended March 31, 1998 compared with $358,000 for the same three months in 1997. The Company's charge-offs, net of recoveries, were $4,784,000 in the year ended December 31, 1997. The increase in net charge-offs for the year ended December 31, 1997 was primarily due to the write-off of the commercial real estate loan with a balance of $3,458,000.

     As of March 31, 1998, the allowance for loan losses was $3,799,000 or 1.72% of total loans outstanding, compared with $3,833,000 or 1.76% of total loans outstanding as of December 31, 1997 and $2,674,000 or 1.42% of total loans outstanding as of March 31, 1997.

     From 1992 to 1996, loan losses were relatively low and stable. In 1997, the Company experienced loan problems and made provisions at levels not previously experienced. As a result, the Company concluded that its historical method of determining the appropriate levels for its allowance and provisions for loan losses should be revised. The Company therefore adopted a new methodology of determining the appropriate level of its allowance for loan losses. This method, sometimes known as a migration analysis, applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Bank's loan grading and classification system. The Bank grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Bank's audit committee. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. The "migration" of loans from grade to grade is then tracked to help predict future losses and thus more accurately set allowance levels. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. General reserves are applied to various categories of loans at percentages ranging up to 1.5% based on the Bank's assessment of credit risks for each category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or "Special Mention" carry a risk factor from 1.0% to 2.0%; (ii) "Substandard" loans carry a risk factor from 3% to 40% depending on collateral securing the loan, if any; (iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

     The Company will also maintain its allowance at a level consistent with the requirements of the interagency Statement of Policy. This Statement includes a benchmark for the allowance to include amounts equal to 50% of loans classified "doubtful", 15% of loans classified "substandard", and an appropriate percentage of unclassified loans based upon historical loss experience and other factors. Also see "Memorandum of Understanding".

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

                                              MARCH 31, 1998                      DECEMBER 31,
                                              --------------                      ------------
                                        1998                 1997                      1997
                                        ----                 ----                      ----
                                          AMOUNT                    AMOUNT                   AMOUNT
                                         TO TOTAL                  TO TOTAL                 TO TOTAL
                                         LOANS IN                  LOANS IN                 LOANS IN
                               AMOUNT    CATEGORY     AMOUNT       CATEGORY     AMOUNT      CATEGORY
                               ------    --------     ------       --------     ------      --------
                                                                (DOLLARS IN THOUSANDS)
 Commercial and agricultural   $ 1,833         48%   $    802         30%     $  1,868         48%
 Real estate- construction         681         18       1,364         31           640         17
 Real estate- mortgage           1,013         27         214          8         1,058         28
 Consumer                          272          7         294         11%          267          7
                               -------        ---    --------        ---      --------        ---
 Total                         $ 3,799        100%   $  2,674        100%     $  3,833        100%
                               -------        ---    --------        ---      --------        ---
                               -------        ---    --------        ---      --------        ---


     The allocation of the allowance to loan categories is an estimate by management of the relative risk characteristics of loans in those categories. No assurance can be given that losses in one or more loan categories will not exceed the portion of the allowance allocated to that category or even exceed the entire allowance. See also "Memorandum Of Understanding" contained herein.

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

     Parts of California experienced significant floods in early 1998. The Company has completed an analysis of its collateral as a result of the recent floods. Current estimates indicate that there were no material adverse effects to the collateral position of the Company as a result of these events. No assurance can be given that future flooding will not have an adverse impact on the Company and its borrowers and depositors.

     LIQUIDITY. In order to maintain adequate liquidity, the Company must have sufficient resources available at all times to meet its cash flow requirements. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. A company may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of asset liquidity.
Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity.

     The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $171,604,000 $159,291,000 and $65,301,000 on March 31, 1998, December 31, 1997, and March
31, 1997, respectively, and constituted 39.2%, 37.8% and 22.8%, respectively, of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $47,295,000 at March 31, 1998 compared with $45,812,000 at December 31, 1997.

     When the Company acquired three Bank of America branches in December 1997, it acquired approximately $60,849,000 in deposits and no loans. In addition, the capital offering raised additional cash of $17,851,000. The Company initially invested this cash in liquid assets but intends over time to invest a larger portion of these funds in higher yielding assets such as loans.

     Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $22,400,000, of which $16,003,000 was outstanding as of March 31, 1998 and $16,004,000 was outstanding as of December 31, 1997. The amount of credit outstanding is primarily due to the Company borrowing against their available line with the Federal Home Loan Bank to purchase securities. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

     CAPITAL RESOURCES. Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. In 1997, the Company successfully completed a common stock offering which netted the Company approximately $17,951,000 to add to its capital resources. This addition to capital was necessary to maintain favorable capital ratios in light of the Company's purchase of the three branches from Bank of America and to support internal growth on the Company's balance sheet. The Company's shareholders' equity increased by $902,000 or 2% from December 31, 1997 to March 31, 1998.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements. Management believes, as of March 31, 1998, that the Company, the Bank and the Thrift meet all capital requirements to which they are subject. The Company's leverage capital ratio at March 31, 1998 was 8.03% as compared with 8.58% as of December 31, 1997. The Company's total risk based capital ratio at March 31, 1998 was 11.94% as compared to 12.78% as of December 31, 1997.

     The Company's and Bank's actual capital amounts and ratios and regulatory minimums as of March 31, 1998 are as follows.


                                                                                                                  Minimum
                                                                                 For Capital               To Be Well Capitalized
 Dollars in thousands                                 Actual                   Adequacy Purposes           Under Prompt Corrective
                                                                                                             Action Provisions:
-----------------------------------------------------------------------------------------------------------------------------------
 Consolidated                                  Amount             Ratio         Amount              Ratio       Amount        Ratio
-----------------------------------------------------------------------------------------------------------------------------------
 As of March 31, 1998
 Total capital (to risk weighted assets)       $    37,131        13.12%        $   22,683          8.0%        $   28,298     10.0%
 Tier 1 capital (to risk weighted assets)           33,787        11.94             11,319          4.0             16,979      6.0
 Leverage ratio*                                    33,787         8.03             16,840          4.0             21,050      5.0

 The Bank:
-----------------------------------------------------------------------------------------------------------------------------------
 As of March 31, 1998
 Total capital (to risk weighted assets)            29,736        12.06             19,719          8.0             24,649     10.0
 Tier 1 capital (to risk weighted assets)           26,649        10.81              9,860          4.0             14,789      6.0
 Leverage ratio*                               $    26,649         6.98%        $   15,272          4.0%        $   19,090      5.0%
-----------------------------------------------------------------------------------------------------------------------------------

     - The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. Most financial institutions are subject to a minimum leverage ratio of 4% to 5%.

     The Company has no formal dividend policy, and dividends are issued solely at the discretion of the Company's Board of Directors, subject to compliance with regulatory requirements. In order to pay any cash dividends, the Company must receive payments of dividends or management fees from the Bank or the Thrift. There are certain regulatory limitations on the payment of cash dividends by banks and thrift and loan companies.

     DEPOSITS. Deposits are the Company's primary source of funds. At March 31, 1998, the Company had a deposit mix of 41% in savings deposits, 28% in time deposits, 14% in interest-bearing checking accounts and 17% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

     The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At March 31, 1998, the Company had no brokered deposits.

     In December 1997 the Company acquired three branches of Bank of America. It acquired $60,849,000 in deposits. Deposits in these three acquired branches as of March 31, 1998 were approximately $61,281,000.

     Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 1998 and 1997 and December 31, 1997 are summarized as follows:

                                          AT MARCH 31,
                                       -----------------
                                       1998        1997      AT DECEMBER 31, 1997
                                       ------     ------     --------------------
                                                  (IN THOUSANDS)
      Three months or less            $ 6,366    $ 1,915            $ 8,404
      Over three to six months         15,107      7,846              7,799
      Over six to twelve months         2,197      2,325              7,870




      Over twelve months                6,887      2,194              6,188
                                      -------    -------            -------
      Total                           $30,557    $14,280            $30,261
                                      -------    -------            -------
                                      -------    -------            -------

BORROWED FUNDS

     At March 31 1998, 1997 and 1996 the Company's borrowed funds consisted of the following:

                                                                                  YEAR ENDED
                                                                  MARCH 31        DECEMBER 31
                                                                  --------        -----------
                                                              1998       1997          1997
                                                                 (Dollars in thousands)
 Securities sold under agreements to repurchase; dated
   March 25, 1998; fixed rate of 5.74%; payable on
   March 25, 1999                                           $ 2,130    $ 6,953        $ 2,459
 Unsecured loan from unaffiliated bank dated July 26,
   1996; effective interest rate of 9%; interest
   payable quarterly at prime + .50%; principal
   payable quarterly at $135,714; final payment due on
   April 30 1998                                                  -        330            286
 FHLB loan, dated December 18, 1997; effective rate of
   5.61%; rate reprices monthly based on the 1 month
   LIBOR; payable on December 18, 1998                       10,900          0         10,900
 FHLB loan, dated January 16, 1997; variable rate of
   5.68%; rate reprices monthly based on the 1 month
   LIBOR; payable on January 25, 1999                         5,000      5,000          5,000
 FHLB loan, dated July 15, 1994; fixed rate of 7.58%
   payable on July 15, 1999                                     103        105            104
 Short-term note from City Redevelopment Agency dated
   June 24, 1996; interest free; payable on July 8,
   1997                                                           -          -              -
 Long-term note from unaffiliated bank dated December
   22, 1997; fixed rate of 7.80%; principal and
   interest payable monthly at $25,047; payments
   calculated as fully amortizing over 25 years with a
   10 year call                                               3,296          0          3,300
                                                            -------    -------        -------
 Total                                                      $21,429    $12,388        $22,049
                                                            -------    -------        -------
                                                            -------    -------        -------

     The increase in the borrowings are primarily due to the Company borrowing funds from its available lines of credit with the Federal Home Loan Bank to purchase securities and the origination of a loan to assist in financing the new administrative building and main branch.

RETURN ON EQUITY AND ASSETS


                                             Three months ended         Year ended
                                                   March 31             December 31
                                        ---------------------------     -----------
                                          1998               1997          1997
                                          ----               ----          ----
 Return on average assets                   .78%              .76%          .13%
 Return on average equity                  8.12%             9.72%         1.46%
 Dividend payout ratio                         -                 -             -
 Average equity to average assets          9.77%             7.90%         8.76%

IMPACT OF INFLATION

     The primary impact of inflation on the Company is its effect on interest rates. The Company's primary source of income is net interest income which is affected by changes in interest rates. The Company attempts to limit inflation's impact on its net interest margin through management of rate sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment, as well as on interest expenses, has not been significant for the periods covered in this report.

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

     At March 31, 1998, MAID held two real estate projects including improved and unimproved land in various stages of development. MAID continues to develop these projects, and any amounts realized upon sale or other disposition of these assets above their current carrying value of zero will result in noninterest income at the time of such sale or disposition. In the first quarter of 1998, one lot was sold resulting in noninterest income of approximately $22,000. Although the Company expects that sale or disposition of its remaining assets will result in some positive contribution to noninterest income at some time in the future, no assurance can be given as to whether or when such sales or dispositions will be completed or that the amounts, if any, that the Company will ultimately realize on such assets or whether such amounts will exceed the future expenses required to hold and complete development of the projects. The amounts, if any, realized on future disposition of these properties will depend on conditions in the local real estate market and the demand, if any, for new development. The Company's regulatory deadline for completing its divestiture of these assets is December 31, 2000.

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company has a year 2000 compliance plan that has been approved by its board of directors. The board of directors is updated monthly on the progress of the plan. The company is utilizing both internal and external resources to identify, correct or reprogram the systems in order that they be year 2000 compliant. The Bank's core banking system, Jack Henry Associates Inc. Silverlake, is anticipating a release in August 1998 that will be year 2000 compliant. This will allow adequate time for testing to be completed by mid 1999.

     With respect to external systems, the Company is in contact with vendors and customers in order to monitor the progress with year 2000 compliance efforts and assess the need for contingency plans, if applicable. To date, most vendors have provided confirmations that they are either compliant or are making progress toward planned compliance. Although the Bank was approximately four months behind schedule on its year 2000 project as of the time of the examination, as of the date of this report, Management believes they are now on schedule with the project.

     Based on a preliminary study, the Company expects to spend approximately $250,000 to bring its information systems into year 2000 compliance. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. The expenditures in 1997 were negligible. Also see "Memorandum of Understanding" contained herein.

MEMORANDUM OF UNDERSTANDING

     As a result of a joint examination of the Bank conducted as of January 12, 1998 by the Federal Deposit Insurance Corporation (the "FDIC") and the Department of Financial Institutions (the "DFI"), the FDIC and the DFI have indicated that they intend to require the Bank to enter into a Memorandum of Understanding requiring the Bank to do the following:


     1) Conduct a comprehensive management review of the Bank's executive management to maintain a management structure suitable to its needs in light of its recent rapid growth.
     2) Have and retain qualified management with qualifications and experience commensurate with their duties and responsibilities at the Bank.
     3) Develop a plan to reduce the Bank's economic value of equity exposure to loss from interest rate changes to acceptable levels.
     4) Formulate, adopt and implement a comprehensive risk management process that will strengthen management expertise and improve securities portfolio management and management information and measurement systems.
     5) Establish and maintain an adequate reserve for loan losses and develop and revise, adopt and implement a comprehensive policy to ensure the adequacy of the allowance.
     6) Develop, adopt and implement a plan to control overhead and restore the Bank's profitability.
     7)   Correct deficiencies relating to the year 2000 project.
     8)   Furnish written progress reports.

     As of the date of this report, the Memorandum of Understanding was not yet in final form. The Company believes it can comply with the terms of the agreement.

     A Memorandum of Understanding is an enforceable agreement. Failure to comply with its terms can lead to further enforcement action by bank regulators, including cease-and-desist orders, imposition of a receiver or conservator, termination of deposit insurance, imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is a party to routine litigation in the ordinary course of its business. In the opinion of management, pending and threatened litigation is not likely to have a material adverse effect on the financial condition or results of operations of the Company. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Memorandum of Understanding." contained herein.

ITEM 2.   CHANGES IN SECURITIES.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted for shareholder vote in the quarter ended March 31, 1998.

ITEM 5.   OTHER INFORMATION.

In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.


 Exhibits    Description of Exhibits
 --------    -----------------------
 3.1         Articles of Incorporation, incorporated by reference             *
             from (filed as Exhibit 3.1 of the Company's September
             30, 1996 Form 10Q filed with the SEC on or about
             November 14, 1996).

 3.2         Bylaws (filed as Exhibit 3.2 of the Company's September          *
             30, 1996 Form 10Q filed with the SEC on or about
             November 14, 1996.)

 10          Employment agreement between Thomas T. Hawker and                *
             Capital Corp.

 10.1        Administration Construction Agreement (filed as Exhibit          *
             10.4 of the Company's 1995 Form 10K filed with the SEC
             on or about March 31, 1996).

 10.2        Stock Option Plan (filed as Exhibit 10.6 of the                  *
             Company's 1995 Form 10K filed with the SEC on or about
             March 31, 1996).


 10.3        401 (k) Plan (filed as Exhibit 10.7 of the Company's             *
             1995 Form 10K filed with the SEC on or about March 31,
             1996

 10.4        Employee Stock Ownership Plan (filed as Exhibit 10.8 of          *
             the Company's 1995 form 10K filed with the SEC on or
             about March 31, 1996).

     (b)  REPORTS ON FORM 8-K

          None

  * DENOTES DOCUMENTS WHICH HAVE BEEN INCORPORATED BY REFERENCE.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Dated May 14, 1998

                                             CAPITAL CORP OF THE WEST
                                             (Registrant)


                                             By    /s/Thomas T. Hawker
                                               -------------------------------
                                                   Thomas T. Hawker
                                                   President and
                                                   Chief Executive Officer

                                             By    /s/ Janey E. Boyce
                                               -------------------------------
                                                   Janey E. Boyce
                                                   Principal Financial Officer