Form 10-Q
period 1998-06-30
CAPITAL CORP OF THE WEST
filed 1998-08-14
CIK 1004740

                                     FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549




[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                of 1934 for the Quarterly Period Ended June 30, 1998

                                         or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________



Commission File Number:   0-27384
                        ------------
                               CAPITAL CORP OF THE WEST
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            California                                     77-0405791
      -------------------------                          ---------------
   (State or other jurisdiction of                     IRS Employer ID Number
    incorporation or organization)


                           550 West Main, Merced, CA  95340
                       ----------------------------------------
                       (Address of principal executive offices)

Registrant's telephone number, including area code:    (209) 725-2200
                                                    ---------------------

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
Yes   X  No
    -----  -----

The number of shares outstanding of the registrant's common stock, no par value, as of June 30, 1998 was 4,602,261. No shares of preferred stock, no par value, were outstanding at June 30, 1998.

                              CAPITAL CORP OF THE WEST
                                 Table of Contents

PART I.  --  FINANCIAL INFORMATION

Item 1.  Financial Statements
            Consolidated Balance Sheets                                       3
            Consolidated Statements of Income                                 4
            Consolidated Statements of Cash Flows                             5
            Consolidated Statement of Changes in Stockholders Equity          6
            Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            10


Item 3.  Quantitative and Qualitative Disclosures about Market Risk          27


PART II.  --  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  28
Item 2.   Changes in Securities                                              28
Item 3.   Defaults Upon Senior Securities                                    28
Item 4.   Submission of matters to a vote of Security Holders                28
Item 5.   Other Information                                                  28
Item 6.   Exhibits and Reports on Form 8-K                                   29

SIGNATURES                                                                   30


                              Capital Corp of the West
                            Consolidated Balance Sheets
                                    (Unaudited)



                                                                                  06/30/98           12/31/97          06/30/97
                                                                                -------------      ------------      ------------
                                                                                                 (In thousands)
                                   ASSETS
  Cash and noninterest-bearing deposits in other banks                           $   23,144         $   21,035        $   13,414
  Federal funds sold                                                                  4,300              2,400             7,775
  Time deposits at other financial institutions                                       1,250                599               266
  Investment securities available for sale, at fair value                           133,034            135,257            42,747
  Investment securities held to maturity at cost, fair value of
     $8,403,000, $12,780,000, and  $11,324,000 as of June 30,
     1998, December 31, 1997 and June 30, 1997 respectively                           8,384             12,775            11,451
  Loans, net of allowance for loan losses of  $4,246,000,
     $3,833,000, and $2,268,000 at June 30, 1998, December
     31, 1997 and June 30, 1997 respectively                                        241,532            214,144           193,092
  Interest receivable                                                                 2,925              2,741             2,041
  Premises and equipment, net                                                        13,467             12,945             9,429
  Intangible assets                                                                   6,258              6,653             2,401
  Other assets                                                                       13,278             12,845            10,408
                                                                                 -----------        -----------        ----------
Total assets                                                                     $  447,572         $  421,394          $293,024
                                                                                 -----------        -----------        ----------
                                                                                 -----------        -----------        ----------

                    LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
  Noninterest-bearing demand                                                     $   62,636         $   58,836           $33,263
  Negotiable orders of withdrawal                                                    56,622             54,202            36,829
  Savings                                                                           153,206            143,562           116,220
  Time, under $100,000                                                               77,033             69,534            49,047
  Time, $100,000 and over                                                            32,875             30,261            22,319
                                                                                 -----------        -----------        ----------
  Total deposits                                                                    382,372            356,395           257,678

  Short term Borrowings                                                              18,020             13,645            14,189
  Long term Borrowings                                                                3,388              8,404               105
  Accrued interest, taxes and other liabilities                                       1,828              2,702                88
                                                                                 -----------        -----------        ----------
Total liabilities                                                                   405,608            381,146           272,060

Common stock, no par value
  20,000,000 shares authorized;
  4,602,261; 4,595,824; and 2,746,744 issued & outstanding at
  June 30, 1998, December 31, 1997, and June 30, 1997
  respectively                                                                       33,998             33,928            15,664
Retained earnings                                                                     7,811              6,125             5,273
Investment securities unrealized gains, net                                             155                195                27
                                                                                 -----------        -----------        ----------
  Total shareholders' equity                                                         41,964             40,248            20,964
                                                                                 -----------        -----------        ----------
  Total liabilities and shareholders' equity                                     $  447,572         $  421,394         $ 293,024
                                                                                 -----------        -----------        ----------
                                                                                 -----------        -----------        ----------




                                See accompanying notes

                               Capital Corp of the West
                          Consolidated Statements of Income
                                     (Unaudited)

                                                                  For the three months      For the six months
                                                                     ended June 30,           ended June 30,
                                                                    1998        1997       1998         1997
                                                                    ----        ----       ----         ----
                                                                        (In thousands)       (In thousands)
INTEREST INCOME:
     Interest and fees on loans                                   $6,081     $  4,943    $11,780      $ 9,630
     Interest on deposits with other financial institutions           23           94         34          181
     Interest on taxable investments held to maturity                171          160        369          408
     Interest on investments available for sale:
           Taxable                                                 1,571          663      3,354        1,138
           Non-taxable                                               146           49        267          108
     Interest on federal funds sold                                  377           47        650           92
                                                                  ------      -------    -------      -------
           Total interest income                                   8,369        5,956     16,454       11,557

INTEREST EXPENSE:
     Interest on negotiable orders of withdrawal                     123           80        241          158
     Interest on savings deposits                                  1,446        1,150      2,880        2,272
     Interest on time deposits, under $100,000                     1,201          724      2,251        1,417
     Interest on time, $100,000 and over                             296          193        661          299
     Interest on other borrowings                                    320          188        656          261
                                                                  ------      -------    -------      -------
     Total interest expense                                        3,386        2,335      6,689        4,407

Net interest income                                                4,983        3,621      9,765        7,150
Provision for loan losses                                            738        3,236        990        3,476
                                                                  ------      -------    -------      -------
Net interest income after provision for loan losses                4,245          385      8,775        3,674
                                                                  ------      -------    -------      -------

OTHER INCOME:
     Service charges on deposit accounts                             690          396      1,338          733
     Income from real estate held for sale or development            341          504        363          511
     Other                                                           358          312        746          702
                                                                  ------      -------    -------      -------
           Total other income                                      1,389        1,212      2,447        1,946

OTHER EXPENSES:
     Salaries and related benefits                                 1,911        1,487      3,874        3,031
     Premises and occupancy                                          325          297        650          576
     Equipment                                                       542          248      1,044          635
     Professional fees                                               211          119        365          260
     Marketing                                                       188          152        290          311
     Branch purchase                                                   -            -        101            -
     Supplies                                                        161          148        312          251
     Other                                                          1040          589      1,777        1,277
                                                                  ------      -------    -------      -------
Total other expenses                                               4,378        3,180      8,701        6,420
                                                                  ------      -------    -------      -------

Income (loss) before income taxes                                  1,256       (1,583)     2,521         (800)
Provision (benefit) for income taxes                                 393         (640)       828         (370)
                                                                  ------      -------    -------      -------
Net income (loss)                                                 $  863     $   (943)   $ 1,693      $  (430)
                                                                  ------      -------    -------      -------
                                                                  ------      -------    -------      -------
Comprehensive income:
      Change in unrealized gain on securities available
      for sale, net                                                  (55)         189        (40)          96
                                                                  ------      -------    -------      -------
COMPREHENSIVE INCOME                                              $  808     $   (754)   $ 1,653      $  (334)
                                                                  ------      -------    -------      -------
                                                                  ------      -------    -------      -------

Basic earnings (loss) per share                                   $ 0.19     $  (0.34)   $  0.37      $ (0.16)
                                                                  ------      -------    -------      -------
                                                                  ------      -------    -------      -------
Diluted earnings (loss) per share                                 $ 0.18                 $  0.36
                                                                  ------                 -------
                                                                  ------                 -------

                                See accompanying notes

                               Capital Corp of the West
                        Consolidated Statements of Cash Flows
                                     (Unaudited)


                                                                     6 months ended       6 months ended
                                                                        06/30/98             06/30/97
                                                                               (In thousands)
OPERATING ACTIVITIES:
Net income (loss)                                                      $   1,693            $   (430)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
      Provision for loan losses                                              990               3,476
      Depreciation, amortization and accretion, net                        1,723                 713
      Benefit for deferred income taxes                                        -                 (35)
      Gain on sale of real estate held for sale                              363                 511
  Net increase in interest receivable & other assets                        (980)             (1,167)
  Net increase in deferred loan fees                                          64                  63
  Net decrease in accrued interest payable & other liabilities              (874)             (2,686)
                                                                       ---------           ---------
Net cash provided by operating activities                                  2,979                 445

INVESTING ACTIVITIES:
  Investment security purchases                                          (35,612)            (24,520)
  Proceeds from maturities of investment securities                       26,099              10,264
  Proceeds from sales of investment securities                            15,615               6,155
  Net increase in time deposits in other financial institutions             (651)                  -
  Proceeds from sales of commercial and real estate loans                  5,630               1,250
  Net increase in loans                                                  (34,550)            (16,547)
  Purchases of premises and equipment                                     (1,378)             (3,680)
  Proceeds from sales of real estate held for sale                           478               1,050
                                                                       ---------           ---------
Net cash used in investing activities                                    (24,369)            (26,028)

FINANCING ACTIVITIES:
  Net increase in demand, NOW and deposits                                15,864               1,567
  Net increase in certificates of deposit                                 10,113              17,766
  Net (decrease) increase in other borrowings                               (641)             10,398
  Exercise of stock options                                                   70                 178
  Issued shares for benefit plan purchases                                     -                 163
  Fractional shares purchased                                                 (7)                (17)
                                                                       ---------           ---------
Net cash provided by financing activities                                 25,399              30,055

Net increase in cash and cash equivalents                                  4,009               4,472

Cash and cash equivalents at beginning of year                            23,435              16,717
                                                                       ---------           ---------
Cash and cash equivalents at end of quarter                            $  27,444            $ 21,189
                                                                       ---------           ---------
                                                                       ---------           ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Investment securities net unrealized gains (losses); net of tax            (40)                 96
  Interest paid                                                            6,612               4,387
  Income tax payments                                                        200                 850
  Transfer of securities from available for sale to held to maturity           -              11,455
  Loans transferred to other real estate owned                               478                   -



                                See accompanying notes

                               Capital Corp of the West
              Consolidated Statement of Changes in Shareholders' Equity
                                     (Unaudited)

(Amount in thousands except number of shares)

                                               Common Stock                                          Unrealized
                                     -----------------------------                                   Securities
                                       Number of                    Comprehensive      Retained         Gain
                                        shares            Amounts      Income          earnings      (loss), net      Total
                                     ------------      -----------  -------------   -------------   ------------   ------------
Balance,
     December 31, 1997                4,595,824        $   33,928                   $     6,125     $      195     $   40,248

Exercise of stock option                  6,437                70                             -              -             70

Common stock cash-in-lieu
     Dividends                                -                 -                            (7)             -             (7)

Change in fair market value of
     Investment securities                    -                 -          (40)               -            (40)           (40)

Net income, June 30, 1998                     -                 -        1,693            1,693              -          1,693
                                     ------------      -----------  -------------   -------------   ------------   ------------

Balance,
     June 30, 1998                    4,602,261        $   33,998   $    1,653      $     7,811     $      155     $   41,964
                                     ------------      -----------  -------------   -------------   ------------   ------------
                                     ------------      -----------  -------------   -------------   ------------   ------------

                                See accompanying notes

                               Capital Corp of the West
                      Notes to Consolidated Financial Statements
                 June 30, 1998, December 31, 1997, and June 30, 1997
                                     (Unaudited)

GENERAL - COMPANY

     Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). During 1997 the Company formed Capital West Group, a new subsidiary that engages in the financial institution advisory business but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Preferred Stock. As of June 30, 1998 there were 4,602,261 common shares outstanding, held of record by approximately 1,800 shareholders. There were no preferred shares outstanding at June 30, 1998. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, and the Bank's subsidiaries, Capital West Group and the Thrift, unless context otherwise requires.

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

BANK'S INDUSTRY AND MARKET AREA

     The Bank engages in general commercial banking business primarily in Merced, Tuolumne, Mariposa, Madera and Stanislaus counties. The Bank has thirteen branch offices: two in Merced with the branch located in downtown Merced located within the Bank's administrative office building, offices in Atwater, Turlock, Hilmar, Sonora, Los Banos, Mariposa, Livingston, Dos Palos, Madera and two offices in Modesto. The Bank relocated its existing administrative office and existing branch in downtown Merced to a new facility constructed in 1997. The Thrift engages in the general consumer lending business primarily in Stanislaus, Fresno, and Tulare counties from its main office in Turlock; and branch offices located in Modesto, Visalia, and Fresno.

OTHER FINANCIAL NOTES

     All adjustments, in the opinion of Management, which are necessary for a fair presentation of the Company's financial position at June 30, 1998, December 31, 1997 and at June 30, 1997 and the results of operations and statements of cash flows for the six month periods ended June 30, 1998 and 1997, have been included. These interim statements are not necessarily indicative of the results for a full year.

     The accompanying unaudited financial statements have been prepared on a basis consistent with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

     Per share information is based on weighted average number of shares of common stock outstanding during each three-month period after giving retroactive effect for the five percent stock dividend declared for shareholders of record May 7, 1998, payable June 1, 1998, the three-for-two stock split declared for shareholders of record on April 11, 1997, payable on May 2, 1997. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. An EPS adjustment for potential common stock dilution for the three and six months ended June 30, 1997 has not been presented due to the antidilutive nature of the adjustment during this time period.

     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and six month periods ending June 30, 1998 and 1997:



                                                  For  The Three Months     For The Six Months
                                                        Ended  June 30,        Ended June 30,
                                                  ---------------------   -----------------------
 (In thousands, except per share data)               1998        1997         1998         1997
                                                  ----------  --------    -----------    --------
 Basic EPS computation:
      Net income (loss)                              $   863  $  (943)      $   1,693    $   (430)
      Average common shares
           outstanding                                 4,602    2,741           4,600       2,733
                                                  ----------  --------    -----------    --------
 Basic EPS                                           $  0.19  $ (0.34)      $    0.37    $  (0.16)
                                                  ----------  --------    -----------    --------
                                                  ----------  --------    -----------    --------
 Diluted EPS Computations:
      Net income (loss)                              $   863  $  (943)      $   1,693    $   (430)
      Average common shares
           Outstanding                                 4,602    2,741           4,600       2,733
      Stock options                                      134      128             134         128
                                                  ----------  --------    -----------    --------
                                                       4,736    2,869           4,734       2,861
                                                  ----------  --------    -----------    --------
 Diluted EPS                                         $  0.18                 $   0.36
                                                  ----------              -----------
                                                  ----------              -----------


     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 is effective for annual periods beginning after December 15, 1997 and is to be applied retroactively to all periods presented. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about
products and services, geographic areas, and major customers.   SFAS No. 131
supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE but retains the requirement to report information about major customers. Management does not expect that adoption of SFAS No. 131 will have a material impact on the Company's consolidated financial statements.

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 133 supersedes Statements No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm committment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting operation. SFAS 133 is effective for all fiscal quarters of fiscal years beginning June 15, 1999, with early application encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial condition.

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

RESULTS OF OPERATIONS

   THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1997

     OVERVIEW. For the three and six months ended June 30, 1998, the Company reported net income of $863,000 and $1,693,000 compared with a net loss for the three and six months ended June 31, 1997 of $943,000 and $430,000, an increase in net income of $1,806,000 and $2,123,000, respectively. Basic earnings per share were $.19 and $.37 for the three and six months ending June 30, 1998 compared to a net loss per share of $.34 and $.15 for the three and six months ended June 30, 1997. The annualized return on average assets was .78% and .79% for the first three and six months of 1998 compared with (1.32)% and (.31)% for the three and six months ended June 30, 1997. The Company's annualized return on average equity was 8,32% and 8.31% for the three and six months ended June 30, 1998 compared with (17.14)% and (3.97)% for the three and six months ended June 30, 1997.

     NET INTEREST INCOME. The Company's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities. The difference between the two is net interest income. Net interest income for the three and six months ended June 30, 1998 totaled $4,983,000 and $9,765,000 compared with $3,621,000 and $7,150,000 for the same periods in 1997, an increase of $1,362,000 and $2,615,000 or 38% and 37% respectively.

     Total interest and fees on earning assets were $8,369,000 and $16,454,000 for the three and six months ended June 30, 1998, an increase of $2,413,000 and $4,897,000 or 41% and 42% from $5,956,000 and $11,557,000 for the same three and six months in 1997. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in interest income in the three and six months ended June 30, 1998 was primarily the result of an increase in the volume of interest-earning assets. Average interest-earning assets for the three and six months ended June 30, 1998 were $387,576,000 and $381,797,000 compared with $252,264,000 and
$245,765,000 for the three and six months ended June 30, 1997, an increase of $135,312,000 and $136,032,000 or 54% and 55% respectively.

     Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $3,386,000 and $6,689,000 for the three and six months ended June 30, 1998, compared with $2,335,000 and $4,407,000 for the three and six months ended June 30, 1997, an increase of $1,051,000 and $2,282,000 or 45% and 52%, respectively. This increase was primarily the result of an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities were $338,292,000 and $331,759,000 for the three and six months ended June 30, 1998 compared with $228,890,000 and $219,612,000 for the same three and six months in 1997, an increase of $109,402,000 and $112,147,000 or 48% and 51%
respectively.

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

     The Company's net interest margin, the ratio of net interest income to average interest-earning assets, was 5.14% and 5.12% for the three and six months ended June 30, 1998 compared with 5.74% and 5.83% for the same period in 1997. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's decrease in net interest margin was primarily attributable to a moderate change in the mix of interest-earning assets. Loans as a percentage of average interest-earning assets decreased from 76% and 77% for the three and six months ended June 30, 1997 to 60% and 59% for the three and six months ended June 30, 1998, primarily due to the purchase of the three branches of Bank of America.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

                                                              Six months ended                         Six months ended
                                                                June 30, 1998                            June 30, 1997
                                                     Average                                    Average
                                                     Balance        Interest     Yield/rate     Balance      Interest     Yield/rate
                                                                               (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold                                $   23,845     $      650       5.45%    $   3,488  $       92        5.29%
Time deposits at other financial institutions            986             34       6.90         5,344         181        6.77
Taxable investment securities:                       122,000          3,723       6.10        44,736       1,546        6.91
Nontaxable investment securities (1)                  10,318            267       5.18         3,989         108        5.41
Loans, gross: (2)                                    224,648         11,780      10.49       188,208       9,630       10.26
                                                  ----------     ----------   ---------    ---------   ---------     --------
Total interest-earning assets:                       381,797         16,454       8.62       245,765      11,557        9.43
Allowance for loan losses                            (3,946)                                 (2,881)
Cash and due from banks                               20,404                                  10,998
Premises and equipment, net                           13,265                                   8,150
Interest receivable and other assets                  22,255                                  15,294
                                                  ----------                               ---------
Total assets                                      $  433,755                               $ 277,326
                                                  ----------                               ---------
                                                  ----------                               ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Negotiable order of withdrawal                    $   54,392     $      241       0.89     $  34,769  $      158        0.91
Savings deposits                                     149,855          2,880       3.89       111,588       2,272        4.08
Time deposits                                        105,849          2,912       5.50        63,305       1,716        5.44
Other borrowings                                      21,663            656       6.06         9,950         261        5.26
                                                  ----------     ----------   ---------    ---------   ---------     --------
Total interest-bearing liabilities                   331,759          6,689       4.03       219,612       4,407        4.02

Noninterest-bearing deposits                          57,921                                  32,166
Accrued interest, taxes and other liabilities          3,011                                   3,877
                                                  ----------                               ---------
  Total liabilities                                  392,691                                 255,655

Total shareholders' equity                            41,084                                  21,671
                                                  ----------                               ---------
Total liabilities and shareholders' equity        $  433,775                               $ 277,326
                                                  ----------                               ---------
                                                  ----------                               ---------
Net interest income and margin (3)                               $    9,765       5.12%               $    7,150        5.83%
                                                                 ----------   ---------               ----------      ---------
                                                                 ----------   ---------               ----------      ---------

(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.

(2) Amounts of interest earned includes loan fees of $648,000 and $670,000 for June 30, 1998 and 1997 respectively.

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

Net Interest Income Variance Analysis:


                                                                      June 30, 1998 compared to June 30, 1997
                                                                       Volume          Rate            Total
                                                                      --------       --------        --------
                                                                            (Dollar amounts in thousands)
               Increase (decrease) in interest  income:
               Federal funds sold                                        $   555              3           558
               Time deposits at other financial institutions                (150)             3          (147)
               Taxable investment securities                               2,379           (202)        2,177
               Tax-exempt investment securities                              164             (5)          159
               Loans                                                       1,909            241         2,150
                                                                         -------        -------        ------
               Total                                                       4,857             40         4,897
                                                                         -------        -------        ------
                                                                         -------        -------        ------
               Increase (decrease) interest expense:
               Interest bearing demand                                        88             (5)           83
               Savings deposits                                              739           (131)          608
               Time deposits                                               1,169             27         1,196
               Other borrowings                                              349             46           395
                                                                         -------        -------        ------
               Total                                                       2,345            (63)        2,282
                                                                         -------        -------        ------
                                                                         -------        -------        ------
               Increase in net interest income                           $ 2,512        $   103        $2,615
                                                                         -------        -------        ------
                                                                         -------        -------        ------


     PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and six months ended June 30, 1998 was $738,000 and $990,000 compared with $3,236,000 and $3,476,000 in the three and six months ended June 30, 1997. Also see "ALLOWANCE FOR LOAN LOSSES" contained herein. As of June 30, 1998 the allowance for loan losses was $4,246,000 or 1.72% of total loans. At June 30, 1998, nonperforming assets totaled $3,205,000 or .72% of total assets, nonperforming loans totaled $3,007,000 or 1.30% of total loans and the allowance for loan losses totaled 141.20% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio. Also see "Memorandum of Understanding" contained herein.

     NONINTEREST INCOME. Noninterest income increased by $177,000 and $501,000 or 15% and 26% to $1,389,000 and $2,447,000 for the three and six months ended June 30, 1998 compared with $1,212,000 and $1,946,000 in the same period in 1997. Service charges on deposit accounts increased by $$294,000 and $605,000 or 74% and 80% for the three and six months ended June 30, 1998 compared with this same period in 1997. Income from the sale of real estate held for sale or development decreased by $163,000 and $148,000 or 32% and 29% and other income increased by $451,000 and $44,000 or 77% and 6% for the three and six month period ended June 30, 1998 when compared to the same period in 1997. The increases in service charges are primarily due to general growth of the Company and the purchase of three branches from Bank of America in December of 1997.

     NONINTEREST EXPENSE. Noninterest expenses increased by $1,198,000 and $2,281,000 or 38% and 17% to $4,378,000 and $8,701,000 for the three and six months ended June 30, 1998 compared with $3,180,000 and $6,420,000 for the same period in 1997. The primary components of noninterest expenses were salaries and employee benefits, furniture and equipment expenses, occupancy expenses, and other operating expenses.

     For the three and six months ended June 30, 1998 compared with the three and six months ended June 30, 1997, salaries and related benefits increased by $424,000 and $843,000 or 29% and 28%, respectively, equipment expenses increased by $294,000 and $409,000 or 119% and 64%, respectively, occupancy expenses increased $28,000 and $74,000 or 9% and 13%, respectively, professional fees increased by $92,000 and $105,000 or 77% and 40%, respectively, marketing expenses increased (decreased) by $36,000 and $(21,000) or 24% and (7)%, respectively, goodwill and intangible amortization expense increased by $170,000 and 210,000 or 425% and 226%, respectively, supplies expense increased by $13,000 and $61,000 or 9% and 24%, respectively, and other expenses increased by $451,000 and $500,000 or 77% and 39%, respectively. The expense increases were primarily the result of expansion, including expenses associated with acquisition of the branches purchased from Bank of America in December, 1997 and the opening of a new branch in Madera in late 1997.

     PROVISION FOR INCOME TAXES. The Company recorded a $393,000 and $828,000 tax expense for the three and six months ended June 30, 1998 compared with a benefit for income taxes of $690,000 and $370,000 for the same period in 1997. Tax rates were positively affected by the purchase of limited partnership investments in low-income affordable housing projects providing the investor with affordable housing income tax credits. The Company had investments in these partnerships of $4,261,000 as of June 30, 1998 and $2,700,000 as of June 30, 1997, resulting in tax credits of $148,000 and $70,000 respectively. The effective tax rate for the three and six months ended June 30, 1998 was 31% and 33% compared to (40)% and (46)% for the three and six months ended June 30, 1997.

     INTEREST RATE RISK

     Interest rate risk is an integral part of managing a banking institution's primary source of income, net interest income. The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. The Company considers its rate-sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans and investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes within one year and include maturing time certificates, certain savings deposits and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that reprice at various time frames is called the "gap." Generally, if repricing assets exceed repricing liabilities in a time period the Company would be deemed to be asset-sensitive. If repricing liabilities exceed repricing assets in a time period the Company would be deemed to be liability-sensitive. Generally, the Company seeks to maintain a balanced position whereby there is no significant asset or liability sensitivity within a one-year period to ensure net interest margin stability in times of volatile interest rates. This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

     The following tables set forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1998, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.



                                                                               AT JUNE 30, 1998
                                            ----------------------------------------------------------------------------------
                                                             AFTER 3         AFTER 1
                                                               BUT          YEAR BUT
                                              WITHIN         WITHIN          WITHIN         AFTER       NONINTEREST-
                                             3 MONTHS       12 MONTHS        5 YEARS       5 YEARS        BEARING       TOTAL
                                            ---------      ----------        -------       -------        -------       ------
                                                                        (DOLLARS IN THOUSANDS)
 ASSETS
 Time deposits at other banks               $      750     $      500        $      -     $      -       $     -       $  1,250
 Federal funds sold                              4,300              -               -            -             -          4,300
 Investment securities                           6,549         18,925          51,759       64,185             -        141,418
 Loans                                         139,567         32,284          55,326       18,601             -        245,778
                                            ----------       --------        --------       ------             -       --------
 Total earning assets                          151,166         51,709         107,085       82,786                      392,746
 Noninterest-earning assets and
   allowances for loan losses                        -              -               -            -        54,826         54,826
                                            ----------       --------        --------       ------       -------       --------




 Total assets                               $  151,166     $   51,709        $107,085     $ 82,786       $54,826       $447,572

 LIABILITIES AND
   SHAREHOLDERS' EQUITY
 Savings, money market and NOW deposits     $  272,464     $        -        $      -     $      -       $     -       $272,464
 Time deposits                                  20,731         68,068          18,793        2,316             -        109,908
 Other interest-bearing liabilities                  -         18,020             103        3,285             -         21,408
 Other liabilities and shareholders'
   equity                                            -              -               -            -        43,792         43,792
                                            ----------       --------        --------       ------       -------       --------
 Total liabilities and shareholders'
   equity                                      293,195         86,088          18,896        5,601        43,792       $447,572
 Incremental gap                             (142,029)        (34,379)         88,189       77,185        11,034
 Cumulative gap                             $(142,029)      $(176,408)       $(88,219)    $(11,034)      $     -
 Cumulative gap as a % of earning assets        (36.2)%         (44.9)%         (22.5)%       (2.8)%


     The Company was liability-sensitive with a negative cumulative one-year gap of $176,408,000 or 44.9% of interest-earning assets at June 30, 1998. In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

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

     An additional measure of interest rate sensitivity that the Company monitors through a detailed model is its expected change in net interest income. This model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's net interest income. Based upon the June 30, 1998 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the market interest rates of 2%, this model estimates the Company's cumulative change in net interest income over the next year would decrease by $388,000 or 2% of net interest income. No assurance can be given that the actual net interest income would not decrease by more than $388,000 or 2% in response to a 2% increase in market interest rates or that actual net interest income would not decrease substantially if market interest rates increased by more than 2%. Also see "Memorandum of Understanding" contained herein. At the Bank's most recent examination, the regulators felt that the then current model that was used by the Bank was not adequate for a bank of its current size and complexity. During the second quarter of 1998, the Company has contracted with interest rate sensitivity consultants to provide additional expertise in the interest rate sensitivity modeling process and has updated the model it uses for interest rate risk analysis. The estimates stated above were derived from this updated model.

FINANCIAL CONDITION

     Total assets at June 30, 1998 were $447,572,000, an increase of $26,178,000 or 6% compared with total assets of $421,394,000 at December 31, 1997, and an increase of $154,548,000 or 53% compared with total assets of $293,024,000 at June 30, 1997. Net loans were $241,532,000 at June 30, 1998, an increase of $27,388,000 or 13% compared with net loans of $214,144,000 on December 31, 1997, and an increase of $48,440,000 or 25% compared with net loans of $193,092,000 at June 30, 1997. Deposits were $382,372,000 at June
30, 1998, an increase of $25,977,000 or 7% compared with deposits of $356,395,000 at December 31, 1997, and an increase of $124,694,000 or 48%
compared with deposits of $257,678,000 at June 30, 1997. The growth of the Company from June 30, 1997 to June 30, 1998 was primarily the result of the purchase of three branch offices of Bank of America in December 1997, a successful capital offering in 1997 and the opening of a branch office of County Bank in late 1997.

     Total shareholders' equity was $41,964,000 at June 30, 1998, an increase of $1,716,000 or 4% from $40,248,000 at December 31, 1997, and a 100%
increase from $20,964,000 at June 30, 1997. The growth in shareholders' equity from June 30, 1997 to December 31, 1997 was primarily due to the issuance of 1,725,000 additional shares of no par common stock which generated a net addition of $17,951,000 to stockholders' equity. The additional shares were the result of an equity offering that was completed in August 1997.

INVESTMENT PORTFOLIO. The following table sets forth the carrying amount (fair value) of available for sale investment securities as of June 30, 1998 and 1997 and December 31, 1997.


                                                            JUNE  30         DECEMBER 31        JUNE  30
                                                        ---------------------------------------------------
                                                              1998              1997               1997
 (In thousands)
 Available for sale securities:
 -------------------------------
 U.S.  Treasury and U.S.  Government agencies            $    12,719        $    1,824         $     5,673
 State and political subdivisions                             17,028             9,640               3,379
 Mortgage-backed securities                                   58,208            68,808              32,634
 Collateralized mortgage obligations                          37,632            51,874
 Corporate debt securities                                     4,272                 -                   -
 Other securities                                              3,175             3,111               1,061
                                                         -----------        ----------         -----------
 Carrying amount and fair value                          $   133,034        $  135,257         $    42,747
                                                         -----------        ----------         -----------
                                                         -----------        ----------         -----------

     The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at June 30, 1998 and 1997, and December 31, 1997.

                                                             June 30        December 31          June 30
 (In thousands)                                       1998           1997                 1997
 Held To Maturity Securities:
 ----------------------------
 U.S.  Treasury and U.S.  Government agency              $     5,034        $   9,442          $    11,451
 Mortgage-backed securities                                    3,350            3,333                    -
                                                         -----------        ----------         -----------
 Carrying amount (amortized cost)                        $     8,384        $  12,775          $    11,451
                                                         -----------        ----------         -----------
                                                         -----------        ----------         -----------
 Fair value                                              $     8,403        $  12,780          $    11,324
                                                         -----------        ----------         -----------
                                                         -----------        ----------         -----------


     The following table sets forth the maturities of the Company's investment securities at June 30, 1998 and the weighted average yields of such securities calculated on the basis of the cost and effective yields based on the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

                                                                             AT JUNE 30, 1998
                                        ------------------------------------------------------------------------------------------
                                         WITHIN ONE YEAR                        FIVE TO TEN YEARS
                                                             ONE TO 5 YEARS                            OVER TEN YEARS      TOTAL
                                         AMOUNT    YIELD     AMOUNT     YIELD    AMOUNT     YIELD     AMOUNT     YIELD    AMOUNT
(In thousands)
Available for Sale Securities:
Treasury and U.S. Government agency       $   503    5.55%   $  6,008    5.70%   $      -        -    $  6,208     5.93% $  12,719
State and political                           418    4.08         796    3.81         236     4.33      15,578     4.79     17,028
Mortgage-backed securities                     90    5.67         138    6.69       2,425     6.31      55,555     5.99     58,208
Collateralized mortgage obligations         2,034    7.15      22,683    6.44       5,002     6.24       7,913     6.57     37,632
Corporate debt securities                       -       -       4,272    6.09           -        -           -        -      4,272
Other securities                                -       -           -       -           -        -       3,175        -      3,175
                                        ------------------------------------------------------------------------------------------
Carrying amount and fair value              3,045    6.42      33,897    6.19       7,663     6.21      88,429     5.83    133,034
                                        ------------------------------------------------------------------------------------------
Held to maturity securities:
Treasury and U.S. Government agency             -       -           -       -       4,021     6.94       1,000     7.06      5,021
Mortgage-backed securities                      -       -           -       -           -        -       3,363     7.34      3.363
                                        ------------------------------------------------------------------------------------------
Carrying amount (amortized cost)                -       -           -       -       4,021     6.94       4,363     7.28      8,384
                                        ------------------------------------------------------------------------------------------
Total securities                          $ 3,045    6.42%   $ 33,897    6.19%  $  11,684     6.50%  $  92,792     5.91%  $141,418
                                        ---------   -----    --------    -----  ---------    -----   ---------   ------   --------
                                        ---------   -----    --------    -----  ---------    -----   ---------   ------   --------

     In the above table, mortgage-backed securities and collateralized mortgage obligations are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules. The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity. Also see "Memorandum of Understanding" contained herein.

LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio at the dates indicated.


                                       AT JUNE 30,                  AT DECEMBER  31,                      AT JUNE 30,
                               ---------------------------------------------------------------------------------------------------
(Dollars in thousands)                     1998                          1997                               1997
                                           ----                          ----                               ----
                                               Percent                         Percent                            Percent
Loan Categories:               Dollar Amount   of loans        Dollar Amount    of loans         Dollar Amount    of loans
                               -------------   --------        -------------   ---------         ------------    ---------
Commercial                        $ 36,847        15%            $ 34,992           16%            $ 32,744         17%
Agricultural                        46,012        19               43,558           20               39,886         20
Real estate-construction            13,980         6               12,657            6                9,315          5
Real estate-mortgage                83,508        34               70,802           32               67,181         34
Consumer                            65,431        26               55,968           26               46,234         24
                                  --------      -----            --------         -----           ---------       -----
Total                              245,778       100%             217,977          100%            $195,360        100%
                                  --------      -----            --------         -----           ---------       -----
                                                -----                             -----                           -----
Less allowance for loan losses      (4,246)                        (3,833)                           (2,268)
                                  --------                       --------                         ---------
Net loans                         $241,532                       $214,144                          $193,092
                                  --------                       --------                         ---------
                                  --------                       --------                         ---------

The table that follows shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at June 30, 1998:


                                                                AT JUNE 30, 1998
                                             -------------------------------------------------------
                                                              AFTER 1 BUT
                                             WITHIN 1 YEAR     WITHIN 5    AFTER 5 YEARS     TOTAL
                                                                YEARS
                                             -------------------------------------------------------
                                                               (IN THOUSANDS)
Commercial and agricultural
  Loans with floating interest rates         $   47,949    $     16,767   $    3,410     $   64,451
  Loans with fixed interest rates                 3,367           7,897          833         14,099
                                             ----------    ------------   ----------     ----------
          Subtotal                               51,316          24,664        6,879         82,859
                                             ----------    ------------   ----------     ----------
Real estate-construction
  Loans with floating interest rates              8,071           1,667        1,286         11,024
  Loans with fixed interest rates                 1,560           1,261          135          2,956
                                             ----------    ------------   ----------     ----------
          Subtotal                                9,631           2,928        1,421         13,980
                                             ----------    ------------   ----------     ----------
Real estate-mortgage                              6,938          42,962       33,608         83,508
Consumer                                         33,021          31,220        1,190         65,431
                                             ----------    ------------   ----------     ----------
          Total                              $  100,906     $   101,774   $   43,098     $  245,778
                                             ----------    ------------   ----------     ----------
                                             ----------    ------------   ----------     ----------


The table that follows shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at December 31, 1997:


                                                         AT DECEMBER 31, 1997
                                          ------------------------------------------------------
                                                          AFTER 1 BUT
                                           WITHIN 1 YEAR    WITHIN 5   AFTER 5 YEARS      TOTAL
                                                             YEARS
                                          ------------------------------------------------------
                                                               (IN THOUSANDS)
Commercial and agricultural
  Loans with floating interest rates        $   44,792    $    16,249   $    3,410     $  64,451
  Loans with fixed interest rates                6,916          6,350          833        14,099
                                            ----------    -----------   ----------     ---------
          Subtotal                              51,708         22,599        4,243        78,550
                                            ----------    -----------   ----------     ---------
Real estate-construction
  Loans with floating interest rates             6,394          1,602        2,100        10,096
  Loans with fixed interest rates                1,433            989          139         2,561
                                            ----------    -----------   ----------     ---------
          Subtotal                               7,827          2,591        2,239        12,657
                                            ----------    -----------   ----------     ---------
Real estate-mortgage                             7,654         39,829       23,319        70,802
Consumer                                        33,609         21,450          909        55,968
                                            ----------    -----------   ----------     ---------
          Total                             $  100,798     $   86,469   $   30,710     $ 217,977
                                            ----------    -----------   ----------     ---------
                                            ----------    -----------   ----------     ---------


     OFF-BALANCE SHEET COMMITMENTS. The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

                                             JUNE 30,       DECEMBER 31,    JUNE 30,
                                               1998            1997            1997
                                              ------          ------           ----
                                                           (IN THOUSANDS)
     Letters of credit                       $    3,306      $   3,233      $   3,231
     Commitments to extend credit                76,764         55,248         42,928
                                             ----------      ---------      ---------
     Total                                   $   80,070      $  58,481      $  46,159
                                             ----------      ---------      ---------
                                             ----------      ---------      ---------

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

                                             AT JUNE 30,  AT DECEMBER 31,  AT JUNE 30,
                                                1998           1997           1997
                                               ------         ------         ------
                                                    (IN THOUSANDS)
     Cash surrender value of life insurance  $4,019         $3,389         $3,210

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

     A "restructured loan" is a loan on which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is reported on a cash basis until the borrower's ability to service the restructured loan in accordance with its terms is established. The Company had no restructured loans as of the dates indicated in the above table.

     The following table summarizes nonperforming assets of the Company at June 30, 1998 and at December 31, for the years indicated:

                                                    June 30,     December 31,     June 30,
(Dollars in thousands)                                1998          1997            1997
                                                      ----          ----            ----
Nonaccrual loans                                      $1,995         $2,611         $1,568
Accruing loans past due 90 days or more                1,012            131            337
                                                      ------         ------         ------
  Total nonperforming loans                            3,007          2,742          1,905
Other real estate owned                                   60             60            417
Repossessed automobiles                                  198              -              -
                                                      ------         ------         ------
  Total nonperforming assets                          $3,205         $2,802         $2,322
                                                      ------         ------         ------
                                                      ------         ------         ------

Nonperforming assets:
  To total loans                                       1.30%          1.26%           .98%
  To total assets                                       .72%           .66%           .79%


      Interest income on loans on nonaccrual status during the six months ended June 30, 1998, and the six months ended June 30, 1997, that would have been recognized if the loans had been current in accordance with their original terms was approximately $143,000 and $111,000, respectively.

     At June 30, 1998, nonperforming assets represented .72% of total assets, and nonperforming loans represented 1.22% of total loans. Nonperforming loans that were secured by first deeds of trust on real property were $671,000 at June 30, 1998, $1,635,000 at December 31, 1997, and $5,000 at June 30, 1997. Other
forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

     The increase in nonperforming loans and nonperforming assets as of June 30, 1998 compared with their levels as of December 31, 1997 and June 30, 1997, was due primarily to an increase in delinquent agricultural loans coupled with an increase in repossessed automobiles.

     At June 30, 1998, the Company had $60,000 in one property acquired through foreclosure. The property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company does not expect to sell this property during 1998. No assurance can be given that the Company will sell such property during 1998 or at any time or the amount for which such property might be sold.

     In addition to property acquired through foreclosure, the Company has investments in residential real estate lots in various stages of development in Merced County through MAID. MAID held two separate properties for sale or development at June 30, 1998. These investments were completely written off in 1995, although County Bank still retains title to this property. During the first six months of 1998, two lots were sold for a pre-tax gain of $298,000.

     Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At June 30, 1998 and December 31, 1997, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at June 30, 1998 were 1,995,000 (all of which were also nonaccrual loans), on account of which the Company had made provisions to the allowance for loan losses of $502,000.

     Except for loans that are disclosed above, there were no assets as of June 30, 1998, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes the loan loss experience of the Company for the six months ended June 30, 1998 and 1997, and for year ended December 31, 1997.


                                                                             JUNE 30               DECEMBER 31
                                                                   ----------------------------   -------------
                                                                        1998            1997          1997
                                                                       ------          ------         -----
     ALLOWANCE FOR LOAN LOSSES:
     Balance at beginning of period                                   $    3,833     $    2,792     $    2,792
                                                                      ----------     ----------     ----------
     Provision for loan losses                                               990          3,476          5,825
     Charge-offs:
       Commercial and agricultural                                           348            403          1,121
       Real estate-construction                                                -          3,456          3,458
       Real estate-mortgage                                                    -              -              -
       Consumer                                                              479            278            471
                                                                      ----------     ----------     ----------
         Total charge-offs                                                   827          4,137          5,050
                                                                      ----------     ----------     ----------
     Recoveries
       Commercial and agricultural                                           101            103            155
       Real estate construction                                                -              -              1
       Real estate mortgage                                                    -              -              -
       Consumer                                                              149             34            110
                                                                      ----------     ----------     ----------
         Total recoveries                                                    250            137            266
     Net charge-offs                                                         577          4,000          4,784
                                                                      ----------     ----------     ----------
     Balance at end of period                                         $    4,246     $    2,268     $    3,833
                                                                      ----------     ----------     ----------

     Loans outstanding at year-end                                    $  245,043     $  195,360     $  217,977
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------
     Average loans outstanding                                        $  239,862     $  188,208     $  198,140
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------
     Net charge-offs to average loans                                        .26%          2.13%          2.41%
     Allowance for loan losses
       To total loans                                                       1.73%          1.16%          1.76%
       To nonperforming assets                                            132.48%        119.06%        136.80%


     The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance for loan losses, management takes into consideration growth trends in the portfolio, examination of financial institution supervisory authorities, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment and internal and external credit reviews. In addition, the risks management considers vary depending on the nature of the loan. The normal risks considered by management with respect to agricultural loans include the fluctuating value of the collateral, changes in weather conditions and the availability adequate water resources in the Company's local market area. The normal risks considered by management with respect to real estate construction loans include fluctuation in real estate values, the demand for improved commercial and industrial properties and housing, the availability of permanent financing in the Company's market area and borrowers' ability to obtain permanent financing. The normal risks considered by management with respect to real estate mortgage loans include fluctuations in the value of real estate. Additionally, the Company relies on data obtained through independent appraisals for significant properties to determine loss exposure on nonperforming loans.

     The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded provisions for loan losses in the first six months of 1998 of $990,000 compared with $3,476,000 in the same period of 1997. The increase in loan loss provisions in 1997 was primarily due to increased reserves established for the commercial real estate development loan that was charged off in 1997 and, to a lesser extent, reserves to support the general loan growth of the Company.

     The Company's charge-offs, net of recoveries, were $577,000 for the six months ended June 30, 1998 compared with $4,000,000 for the same six months in 1997. The increase in net charge-offs for the year ended December 31, 1997 was primarily due to the write-off of the commercial real estate loan with a balance of $3,458,000.

     As of June 30, 1998, the allowance for loan losses was $4,246,000 or 1.72% of total loans outstanding, compared with $3,833,000 or 1.76% of total loans outstanding as of December 31, 1997 and $2,268,000 or 1.16% of total loans outstanding as of June 30, 1997.

     From 1992 to 1996, loan losses were relatively low and stable. In 1997, the Company experienced loan problems and made provisions at levels not previously experienced. As a result, the Company concluded that its historical method of determining the appropriate levels for its allowance and provisions for loan losses should be revised. The Company therefore adopted a new methodology of determining the appropriate level of its allowance for loan losses. This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Company's loan grading and classification system. The Company grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Company's audit committee. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. The "migration" of loans from grade to grade is then tracked to help predict future losses and thus more accurately set allowance levels. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. General reserves are applied to various categories of loans at percentages ranging up to 1.5% based on the Company's assessment of credit risks for each category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or "Special Mention" carry a risk factor from 1.0% to 2.0%;
(ii) "Substandard" loans carry a risk factor from 15% to 40% depending on collateral securing the loan, if any; (iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. In addition, a portion of the allowance is specially allocated to identified problem credits. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

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

     The following table summarizes a breakdown of the allowance for loan losses by loan category and the allocation in each category as a percentage of total loan allowance in each category at the dates indicated:

                                                JUNE 30,                    DECEMBER 31,                      JUNE 30,
                                                  1998                         1997                             1997
                                                 ------                       ------                          -------
                                                       AMOUNT                         AMOUNT                            AMOUNT
                                                      TO TOTAL                       TO TOTAL                          TO TOTAL
                                                      LOANS IN                       LOANS IN                          LOANS IN
                                           AMOUNT      CATEGORY       AMOUNT          CATEGORY           AMOUNT         CATEGORY
                                          ---------   ---------     ---------        ----------         ----------     ---------
                                                                         (DOLLARS IN THOUSANDS)
Commercial and agricultural               $   2,135        50%      $   1,868           48%              $  1,101         49%
Real estate- construction                        72         2             640           17                    265         12
Real estate- mortgage                         1,679        40           1,058           28                    556         24
Consumer                                        360         8             267            7                    346         15
                                          ---------   ---------     ---------        ------             ---------      ------
Total                                     $   4,246       100%      $   3,833          100%              $  2,268        100%
                                          ---------   ---------     ---------        ------             ---------      ------
                                          ---------   ---------     ---------        ------             ---------      ------

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

     California is an earthquake-prone region. Accordingly, a major earthquake could result in material loss to the Company. At times the Company's service area has experienced other natural disasters such as floods and droughts. The Company's properties and substantially all of the real and personal property securing loans in the Company's portfolio are located in California. The Company faces the risk that many of its borrowers face uninsured property damage, interruption of their businesses or loss of their jobs from earthquakes, floods or droughts. As a result these borrowers may be unable to repay their loans in accordance with their terms and the collateral for such loans may decline significantly in value. The Company's service area is a largely agricultural region and therefore is highly dependent on a reliable supply of water for irrigation purposes. The area obtains nearly all of its water from the run-off of melting snow in the mountains of the Sierra Nevada to the east. Although such sources have usually been available in the past, water supply can be adversely affected by light snowfall over one or more winters or by any diversion of water from its present natural courses. Any such natural disaster could impair the ability of many of the Company's borrowers to meet their obligations to the Company.

     Parts of California experienced significant floods in early 1998. The Company has completed an analysis of its collateral as a result of the recent floods. Current estimates indicate that there were no material adverse effects to the collateral position of the Company as a result of these events. No assurance can be given that future flooding will not have an adverse impact on
the Company and its borrowers and depositors.   During the second quarter of
1998, an additional $200,000 was added to the loan loss reserve for possible losses to agricultural loans due to adverse weather conditions.

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

     The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $161,728,000, $159,291,000 and $64,202,000 on June 30, 1998, December 31, 1997, and June 30,
1997, respectively, and constituted 36.1%, 37.8% and 21.9%, respectively, of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $75,478,000 at June 30, 1998 compared with $45,812,000 at December 31, 1997 and $21,963,000 at June 30, 1997.

     When the Company acquired three Bank of America branches in December 1997, it acquired approximately $60,849,000 in deposits and no loans. In addition, the capital offering raised additional cash of $17,951,000. The Company initially invested this cash in liquid assets but intends over time to invest a larger portion of these funds in higher yielding assets such as loans.

     Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $27,379,000, of which $16,003,000 was outstanding as of June 30, 1998 and $16,004,000 was outstanding as of December 31, 1997. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

     CAPITAL RESOURCES. Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. In 1997, the Company successfully completed a common stock offering which netted the Company approximately $17,951,000 to add to its capital resources. This addition to capital was necessary to maintain favorable capital ratios through the Company's purchase of the three branches from Bank of America and to support internal growth on the Company's balance sheet. The Company's shareholders' equity increased by $1,716,000 or 4% from December 31, 1997 to June 30, 1998. The Company's shareholders' equity increased $21,000,000 or 100% from June 1997 to June 1998.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements. Management believes, as of June 30, 1998, that the Company, the Bank and the Thrift meet all capital requirements to which they are subject. The Company's leverage capital ratio at June 30, 1998 was 8.02% as compared with 8.58% as of December 31, 1997. The Company's total risk based capital ratio at June 30, 1998 was 12.50% as compared to 12.78% as of December 31,1997.

The Company's and Bank's actual capital amounts and ratios as of June 30, 1998 are as follows:


                                                                                                           To Be Well Capitalized
                                                                                    For Capital                 Under Prompt
                                                        Actual                    Adequacy Purposes              Corrective
                                                                                                             Action Provisions:
 Dollars in thousands

----------------------------------------------------------------------------------------------------------------------------------
  Consolidated                                  Amount           Ratio           Amount         Ratio        Amount         Ratio
----------------------------------------------------------------------------------------------------------------------------------
  As of June 30, 1998
  Total capital (to risk weighted assets)       $    38,730      12.50%          $   24,786       8.0%       $    30,982    10.0%
  Tier 1 capital (to risk weighted assets)           34,853      11.25               12,393       4.0             18,589     6.0
  Leverage ratio*                                    34,853       8.02               17,387       4.0             21,734     5.0

 The Bank:
----------------------------------------------------------------------------------------------------------------------------------
  As of June 30, 1998
  Total capital (to risk weighted assets)        $   31,017      11.44%          $   21,692       8.0%        $   27,115    10.0%
  Tier 1 capital (to risk weighted assets)           27,621      10.19               10,846       4.0             16,269     6.0
  Leverage ratio*                                    27,621       7.03               15,717       4.0             19,646     5.0
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


     The leverage ratio consist of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

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

     DEPOSITS. Deposits are the Company's primary source of funds. At June 30, 1998, the Company had a deposit mix of 40% in savings deposits, 29% in time deposits, 15% in interest-bearing checking accounts and 16% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

     The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At June 30, 1998, the Company had no brokered deposits.

     In December 1997 the Company acquired three branches of Bank of America. It acquired $60,849,000 in deposits. Deposits in these three acquired branches as of March 31, 1998 were approximately $61,281,000.

     Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 1998 and December 31, 1997 are summarized as follows:


                                AT JUNE 30, 1998         AT DECEMBER 31, 1997
                               --------------------      --------------------
                                              (IN THOUSANDS)
     Three months or less          $  8,981                 $    8,404
     Over three to six months        14,037                      7,799
     Over six to twelve months        5,319                      7,870
     Over twelve months               4,538                      6,188
                                   --------                 ----------
     Total                         $ 32,875                 $   30,261
                                   --------                 ----------
                                   --------                 ----------


BORROWED FUNDS

At June 30 1998 and December 31, 1997, the Company's borrowed funds consisted of the following:


                                                                                        YEAR ENDED
                                                                         JUNE 30        DECEMBER 31
                                                                        ---------       ------------
      (Dollars in thousands)                                               1998             1997
      Securities sold under agreements to repurchase; dated
        March 25, 1998; fixed rate of 5.74%; payable on
        March 25, 1999                                                    $ 2,120       $ 2,459


      Unsecured loan from unaffiliated bank dated July 26,
        1996; effective interest rate of 9%; interest payable
        quarterly at prime + .50%; principal payable quarterly
        at $135,714; final payment due on April 30 1998                     -               286


      FHLB loan, dated December 18, 1997; effective rate of
        5.61%; rate reprices  monthly based on the 1 month
        LIBOR; payable on December 18, 1998                                10,900        10,900

      FHLB loan, dated January 16, 1997; variable rate of
        5.68%; rate reprices monthly based on the 1 month
        LIBOR; payable on January 25, 1999                                  5,000         5,000

      FHLB loan, dated July 15, 1994; fixed rate of 7.58%
        payable on July 15, 1999                                              103           104

      Long-term note from unaffiliated bank dated December
        22, 1997; fixed rate of 7.80%; principal and interest
        payable monthly at $25,047; payments calculated as
        fully amortizing over 25 years with a 10 year call                  3,285         3,300
                                                                          -------       --------
      Total                                                               $21,408       $22,049
                                                                          -------       --------
                                                                          -------       --------


     The decrease in the borrowings are primarily due to amortized principal payments on available lines of credit with the Federal Home Loan Bank to purchase securities and the origination of a loan to assist in financing the new administrative building and main branch.

RETURN ON EQUITY AND ASSETS


                                        Six months ended    Six months ended       Year ended
                                            June 30             June 30           December 31
                                               1998                1997                1997
                                             -------            -------              -------
     Annualized return on average assets        .79%              (.31)%                .13%
     Annualized return on average equity       8.31%             (3.97)%               1.46%
     Average equity to average assets          9.60%              7.81 %               8.76%


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

     At June 30, 1998, MAID held two real estate projects including unimproved land. MAID continues to develop this property and any amount realized upon sale or other disposition of this asset above its current carrying value of zero will result in noninterest income at the time of such sale or disposition.
 During the first six months of 1998, 51 lots were sold which resulted in the recognition of approximately $298,000 in noninterest income. Although the Company expects that sale or disposition of its remaining assets will result in some positive contribution to noninterest income at some time in the future, no assurance can be given as to whether or when such sales or dispositions will be completed or that the amounts, if any, that the Company will ultimately realize on such assets or whether such amounts will exceed the future expenses required to hold and complete development of the projects. The amounts, if any, realized on future disposition of these properties will depend on conditions in the local real estate market and the demand, if any, for new development. The Company's regulatory deadline for completing its divestiture of these assets is December 31, 2000.

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

     The Company has a year 2000 compliance plan that has bee approved by their board of directors. The board of directors is updated monthly on the progress of the plan. The company is utilizing both internal and external resources to identify, correct or reprogram the systems in order that they be Year 2000 compliant. The Bank's core banking system, Jack Henry Associates Inc. Silverlake, is anticipating a release in August 1998 that will be Year 2000 compliant. This will allow adequate time for testing of all other systems to be completed by mid 1999. Additionally, the Company continues to communicate with significant customers and vendors to determine the extent of risk created by those third parties' failure to remediate their own Year 2000 issue. However, it is not possible, at present, to determine the financial effect if significant customer and vendor remediation efforts are not resolved in a timely manner.

     With respect to external systems, the Company is in contact with vendors and customers in order to monitor the progress with Year 2000 compliance efforts and assess the need for contingency plans, if applicable. To date, most vendors have provided confirmations that they are either compliant or are making progress toward planned compliance.

     Based on a preliminary study, the Company expects to spend approximately $200,000 to bring its information systems into Year 2000 compliance. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. The expenditures to date, in 1998 and 1997 have been negligible. Also see "Memorandum of Understanding" contained herein.

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

     As of the date of this report, the Company believes it can comply with the terms of the agreement.

     A Memorandum of Understanding is an enforceable agreement. Failure to comply with its terms can lead to further enforcement action by bank regulators, including cease-and-desist orders, imposition of a receiver or conservator, termination of deposit insurance, imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to market risk which includes both price and liquidity risk. Price risk is created from fluctuations in interest rates and the mismatch in repricing characteristics of assets, liabilities, and off balance sheet instruments at a specified point in time. Mismatches in interest rate repricing among assets and liabilities arise primarily through the interaction of the various types of loans versus the types of deposits that are maintained as well as from management's discretionary investment and funds gathering activities. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company's exposure to market risk.

     On June 30, 1998, the interest rate position of the Company was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be approximately 1-2% of
net interest income when compared to stable rates.   See "BUSINESS - Selected
Statistical Information - Interest Rate Sensitivity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."


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

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     (a) Proxies for the Annual Meeting of shareholders held on May 12, 1998, were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Report of the Inspector of election indicates that the number of shares represented in person or by proxy was 3,574,839, or 81.58% of the common shares outstanding.

     (b)  Election of directors                             VOTES FOR


               Jack F. Cauwels                              3,490,966
               John D. Fawcett                              3,490,966
               Thomas T. Hawker                             3,158,150


ITEM 5.        OTHER INFORMATION.

In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits.

 Exhibits   Description of Exhibits
---------   -----------------------
 3.1        Articles of Incorporation, incorporated by reference             *
            from (filed as Exhibit 3.1 of the Company's September
            30, 1996 Form 10Q filed with the SEC on or about
            November 14, 1996).

 3.2        Bylaws (filed as Exhibit 3.2 of the Company's                    *
            September 30, 1996 Form 10Q filed with the SEC on or
            about November 14, 1996.)

 10         Employment agreement between Thomas T. Hawker and                *
            Capital Corp.

 10.1       Administration Construction Agreement (filed as                  *
            Exhibit 10.4 of the Company's 1995 Form 10K filed with
            the SEC on or about March 31, 1996).

 10.2       Stock Option Plan (filed as Exhibit 10.6 of the                  *
            Company's 1995 Form 10K filed with the SEC on or about
            March 31, 1996).

 10.3       401 (k) Plan (filed as Exhibit 10.7 of the Company's             *
            1995 Form 10K filed with the SEC on or about March 31,
            1996

 10.4       Employee Stock Ownership Plan (filed as Exhibit 10.8             *
            of the Company's 1995 Form 10K filed with the SEC on
            or about March 31, 1996).


     (b)  REPORTS ON FORM 8-K

          None

            * DENOTES DOCUMENTS WHICH HAVE BEEN INCORPORATED BY REFERENCE.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL CORP OF THE WEST
                                        (Registrant)


                                        By    /s/ Thomas T. Hawker
                                           ------------------------
                                             Thomas T. Hawker
                                             President and
                                             Chief Executive Officer

                                        By    /s/ Janey E. Boyce
                                           -------------------------
                                             Janey E. Boyce
                                             Principal Financial Officer