Form 10-Q
period 1998-09-30
CAPITAL CORP OF THE WEST
filed 1998-11-16
CIK 1004740

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
 ---
of 1934 for the Quarterly Period Ended September 30, 1998
                                       ------------------

                                                        or

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934 for the Transition Period from            to
                                                    ----------    ----------

Commission File Number: 0-27384
                         ---------------------------------------------------

                            CAPITAL CORP OF THE WEST
             (Exact name of registrant as specified in its charter)

          California                                          77-0405791
 (State or other jurisdiction of                       IRS Employer ID Number
 incorporation or organization)



                         550 West Main, Merced, CA 95340
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (209) 725-2200
                                                     -----------------

Former name, former address and former fiscal year, if changed since last report: Not applicable
        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

The number of shares outstanding of the registrant's common stock, no par value, as of September 30, 1998 was 4,606,602. No shares of preferred stock, no par value, were outstanding at September 30, 1998.

                            CAPITAL CORP OF THE WEST
                                Table of Contents


PART I.  -- FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Balance Sheets                                     3
             Consolidated Statements of Income and Comprehensive Income      4
             Consolidated Statements of Cash Flows                           5
             Consolidated Statement of Changes in Stockholders Equity        6
             Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         30




PART II.  -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                30
Item 2.    Changes in Securities                                            30
Item 3.    Defaults Upon Senior Securities                                  30
Item 4.    Submission of matters to a vote of Security Holders              30
Item 5.    Other Information                                                31
Item 6.    Exhibits and Reports on Form 8-K                                 31

SIGNATURES                                                                  32

                                       2

                           Capital Corp of the West
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                             09/30/98           12/31/97
                                                             ---------          --------
                                                                   (In thousands)
                             ASSETS
Cash and noninterest-bearing deposits in other banks         $  21,774         $  21,035
Federal funds sold                                              30,800             2,400
Time deposits at other financial institutions                      500               599
Investment securities available for sale, at fair value        121,224           135,257
Investment securities held to maturity at cost,
  fair value of $15,798,000, and $12,780,000
  at September 30, 1998 and December 31, 1997,
  respectively                                                  15,715            12,775
 Loans, net of allowance for loan losses of
  $4,545,000, and $3,833,000 at September 30, 1998 and
  December 31, 1997, respectively                              255,569           214,144

Interest receivable                                              3,188             2,741
Premises and equipment, net                                     13,574            12,945
Intangible assets                                                6,060             6,653
Other assets                                                    13,103            12,845
                                                             ---------         ---------

    Total assets                                             $ 481,507         $ 421,394
                                                             ---------         ---------
                                                             ---------         ---------
     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                                  $  68,328         $  58,836
 Negotiable orders of withdrawal                                56,991            54,202
 Savings                                                       167,552           143,562
 Time, under $100,000                                           80,186            69,534
 Time, $100,000 and over                                        40,818            30,261
                                                             ---------         ---------
    Total deposits                                             413,875           356,395

Short term borrowings                                           18,103            13,645
Long term borrowings                                             3,274             8,404
Accrued interest, taxes and other liabilities                    2,794             2,702
                                                             ---------         ---------
    Total  liabilities                                         438,046           381,146

Preferred Stock, no par value; 10,000,000 shares
authorized;
   None outstanding
Common stock, no par value; 20,000,000 shares
authorized;
  4,606,602 and 4,595,824 issued & outstanding at               34,033            33,928
  September 30, 1998, and December 31, 1997
Accumulated other comprehensive income:
  Unrealized gain on securities available for sale, net            622               195
Retained earnings                                                8,806             6,125
                                                             ---------         ---------

    Total shareholders' equity                                  43,461            40,248
                                                             ---------         ---------

    Total liabilities and shareholders' equity               $ 481,507         $ 421,394
                                                             ---------         ---------
                                                             ---------         ---------

                                See accompanying notes

                                     Capital Corp of the West
                    Consolidated Statements of Income and Comprehensive Income
                                             (Unaudited)

                                                                For the three months         For the nine months
                                                                ended September 30,          ended September 30,
                                                                1998            1997         1998            1997
                                                                ----            ----         ----            ----
                                                                    (In thousands)               (In thousands)
INTEREST INCOME:
         Interest and fees on loans                             $  6,708       $  5,455      $ 18,488       $ 15,085
         Interest on deposits with other financial institutions       16             59          50              240
         Interest on taxable investments held to maturity            182            192         551              600
         Interest on investments available for sale:
               Taxable                                             1,642            731       4,996            1,869
               Non-taxable                                           216             42         483              150
         Interest on federal funds sold                              257            143         907              235
Total interest income                                              9,021          6,622      25,475           18,179

INTEREST EXPENSE:
         Interest on negotiable orders of withdrawal                 131             87         372              245
         Interest on savings deposits                              1,436          1,215       4,316            3,487
         Interest on time deposits, under $100,000                 1,063            897       3,314            2,314
         Interest on time deposits, $100,000 and over                497            157       1,158              456
         Interest on other borrowings                                321            217         977              478
Total interest expense                                             3,448          2,573      10,137            6,980

Net interest income                                                5,573          4,049      15,338           11,199
Provision for loan losses                                            700            205       1,690            3,681
Net interest income after provision for loan                       4,873          3,844      13,648            7,518
losses

OTHER INCOME:
         Service charges on deposit accounts                         734            462       2,072            1,195
         Income from real estate held for sale or development         56             89         419              600
         Other                                                       430            195       1,176              897
Total other income                                                 1,220            746       3,667            2,692

OTHER EXPENSES:
         Salaries and related benefits                             2,055          1,612       5,929            4,643
         Premises and occupancy                                      330            311         980              887
         Equipment                                                   581            335       1,625              970
         Professional fees                                           381            153         746              413
         Marketing                                                   173            152         463              463
         Goodwill and intangible amortization                        195             94         584              118
         Branch purchase                                               -              -         101                -
         Supplies                                                    143            131         455              382
         Other                                                       993            550       2,669            1,882
Total other expenses                                               4,851          3,338      13,552            9,758

Income before income taxes                                         1,242          1,252       3,763              452
Provision for income taxes
                                                                     248            476       1,076              106
                                                                  ------         ------      ------            -----
Net income                                                        $  994         $  776      $2,687            $ 346
--------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Change in unrealized gain on securities
     available for sale                                              467              9         427              158
                                                                  ------         ------      ------            -----
Comprehensive Income                                              $1,461         $  785      $3,114            $ 504
                                                                  ------         ------      ------            -----
                                                                  ------         ------      ------            -----
--------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                          $  0.22        $  .20      $ 0.58            $0.12
Diluted earnings per share                                        $  0.21                    $ 0.56

                                              See accompanying notes

                                             Capital Corp of the West
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                                  9 months ended       9 months ended
                                                                                     09/30/98             09/30/97
                                                                                          (In thousands)
OPERATING ACTIVITIES:
Net income                                                                        $  2,687             $    346
         Adjustments to reconcile net income to net cash provided by operating activities:
                  Provision for loan losses                                          1,690                3,681
                  Depreciation, amortization and accretion, net                      2,541                1,124
                  Benefit for deferred income taxes                                      -                  735
                  Gain on sale of real estate held for sale                            363                 (600)
         Net increase in interest receivable & other assets                         (1,068)              (2,000)
         Net increase in deferred loan fees                                             85                   59
         Net increase (decrease) in accrued interest payable & other liabilities        92               (1,130)
                                                                                  --------             --------
Net cash provided by operating activities                                            6,390                2,215

INVESTING ACTIVITIES:
         Investment security purchases                                             (40,745)             (60,707)
         Proceeds from maturities of investment securities                          25,381               10,264
         Proceeds from sales of AFS investment securities                           26,219                7,718
         Net decrease in time deposits in other financial institutions                  99                    -
         Proceeds from sales of commercial and real estate loans                     6,410                1,415
         Net increase in loans                                                     (50,088)             (29,989)
         Purchases of premises and equipment                                        (1,912)              (5,645)
         Proceeds from sales of real estate held for sale                              478                1,470
                                                                                  --------             --------
Net cash used in investing activities                                              (34,158)             (75,474)

FINANCING ACTIVITIES:
         Net increase in demand, NOW and deposits                                   36,271               15,497
         Net increase in certificates of deposit                                    21,209               25,054
         Net (decrease) increase in other borrowings                                  (672)              18,738
         Exercise of stock options                                                     105                  234
         Issuance of common stock                                                        -               17,992
         Issued shares for benefit plan purchases                                        -                  208
         Fractional shares purchased                                                    (6)                 (10)
                                                                                  --------             --------
Net cash provided by financing activities                                           56,907               77,713

Net increase in cash and cash equivalents                                           29,139                4,454

Cash and cash equivalents at beginning of period                                    23,435               16,717
                                                                                  --------             --------
Cash and cash equivalents at end of period                                        $ 52,574             $ 21,171
                                                                                  --------             --------
                                                                                  --------             --------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
         Investment securities net unrealized gains; net of tax                        427                  158
         Interest paid                                                              10,127                6,921
         Income tax payments                                                           200                  850
         Transfer of securities from available for sale to held to maturity          9,636               11,455
         Loans transferred to other real estate owned                                  478                   60

                                              See accompanying notes

                                     Capital Corp of the West
                     Consolidated Statement of Changes in Shareholders' Equity
                                           (Unaudited)


(Amounts in thousands except number of shares)


                                      Common Stock
                              -------------------------
                                 Number                                 Unrealized
                                   of                       Retained    Securities
                                 shares         Amounts     earnings     Gain, net       Total
                              ------------    -----------  -----------  -----------   -----------
Balance, December 31, 1997      4,595,824     $ 33,928     $  6,125     $  195        $ 40,248

Exercise of stock option           10,778          105            -          -             105

Common stock dividends                  -            -           (6)         -              (6)

Change in fair market value of
  investment securities                 -            -            -        427             427

Net income                              -            -        2,687          -           2,687

                              ------------    -----------  -----------  -----------   -----------

Balance, September 30, 1998     4,606,602     $ 34,033     $  8,806     $  622        $ 43,461

                              ------------    -----------  -----------  -----------   -----------
                              ------------    -----------  -----------  -----------   -----------



                            See accompanying notes

                                       Capital Corp of the West
                              Notes to Consolidated Financial Statements
                               September 30, 1998 and December 31, 1997
                                            (Unaudited)

GENERAL - COMPANY

         Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). During 1997, the Company formed Capital West Group, a new subsidiary that engages in the financial institution advisory business but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Authorized Preferred Stock. As of September 30, 1998 there were 4,606,602 common shares outstanding, held of record by approximately 1,800 shareholders. There were no preferred shares outstanding at September 30, 1998. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, and the Bank's subsidiaries, Capital West Group and the Thrift, unless context otherwise requires.

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

GENERAL - THRIFT

         The Company acquired the Thrift on September 28, 1996 for a combination of cash and stock with an aggregate value of approximately $5.8 million. The Thrift is an industrial loan company with four offices. It specializes in direct loans to the public and the purchase of financing contracts. It was originally incorporated in 1957. Its deposits (technically known as investment certificates or certificates of deposit rather than deposits) are insured by the FDIC up to applicable limits.

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

OTHER FINANCIAL NOTES

         All adjustments, in the opinion of Management, which are necessary for a fair presentation of the Company's financial position at September 30, 1998 and December 31, 1997 and the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and the statements of cash flows for the nine month periods ended September 30, 1998 and 1997, have been included. These interim statements are not necessarily indicative of the results for a full year.

         The accompanying unaudited financial statements have been prepared on a basis consistent with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

         Per share information is based on weighted average number of shares of common stock outstanding during each three-month and nine-month period after giving retroactive effect for the five percent stock dividend declared for shareholders of record May 7, 1998, payable September 1, 1998, and the three-for-two stock split declared for shareholders of record on April 11, 1997, payable on May 2, 1997. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. An EPS adjustment for potential common stock dilution for the three and nine months ended September 30, 1997 has not been presented due to the neutral nature of the adjustment during this time period.

    The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and nine month periods ending September 30, 1998 and 1997:


                                                  For The Three Months                For The Nine Months
                                                   Ended September 30,                 Ended September 30,
                                               ---------------------------         ---------------------------
(In thousands, except per share data)              1998            1997                1998           1997
                                               ------------    ------------        ------------    ------------
Basic EPS computation:
         Net income                             $    994        $    776            $   2,687       $     346
         Average common shares
outstanding                                        4,603           3,944                4,601           2,733
                                               ------------    ------------        ------------     ------------
Basic EPS                                       $   0.22        $    .20            $    0.58       $    0.12
                                               ------------    ------------        ------------     ------------
                                               ------------    ------------        ------------     ------------

Diluted EPS Computations:
         Net income                             $    994                            $   2,687
         Average common shares
           outstanding                             4,603                                4,601
         Stock options                               155                                  155
                                               ------------                        ------------
                                                   4,758                                4,756
                                               ------------                        ------------
Diluted EPS                                     $   0.21                            $    0.56
                                               ------------                        ------------
                                               ------------                        ------------

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

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 133 supersedes Statements No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting operation. SFAS 133 is effective for all fiscal quarters of fiscal years beginning September 15, 1999, with early application encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial condition.

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

RESULTS OF OPERATIONS

    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

         OVERVIEW. For the three and nine months ended September 30, 1998, the Company reported net income of $994,000 and $2,687,000 compared with $776,000 and $346,000 for the same periods in 1997, an increase in net income of $218,000 and $2,341,000 respectively. Basic earnings per share were $.22 and $.58 for the three and nine months ending September 30, 1998 compared to net income per share of $.20 and $.12 for the three and nine months ended September 30, 1997. The annualized return on average assets was .85% and .81% for the first three and nine months of 1998 compared with .33% and .16% for the three and nine months ended September 30, 1997. The Company's annualized return on average equity was 9.27% and 8.59% for the three and nine months ended September 30, 1998 compared with 3.57% and 1.91% for the three and nine months ended September 30, 1997.

         NET INTEREST INCOME. The Company's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities. The difference between the two is net interest income. Net interest income for the three and nine months ended September 30, 1998 totaled $5,573,000 and $15,338,000 compared with $4,049,000 and $11,199,000 for the same periods in 1997, an increase of $1,524,000 and $4,139,000 or 38% and 37% respectively.

         Total interest and fees on earning assets were $9,021,000 and $25,475,000 for the three and nine months ended September 30, 1998, an increase of $2,399,000 and $7,296,000 or 36% and 40% from $6,622,000 and $18,179,000 for the same three and nine months in 1997. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in interest income for the three and nine months ended September 30, 1998 was primarily the result of an increase in the volume of interest-earning assets. Average interest-earning assets for the three and nine months ended September 30, 1998 were $414,457,000 and $392,812,000 compared with $275,584,000 and $256,254,000 for the three and nine months ended September 30, 1997, an increase of $138,873,000 and $136,558,000 or 50% and 53%
respectively.

         Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $3,448,000 and $10,137,000 for the three and nine months ended September 30, 1998, compared with $2,573,000 and $6,980,000 for the three and nine months ended September 30, 1997, an increase of $875,000 and $3,157,000 or 34% and 45%, respectively. This increase was primarily the result of an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities were $354,752,000 and $339,532,000 for the three and nine months ended September 30, 1998 compared with

$247,863,000 and $229,029,000 for the same three and nine months in 1997, an increase of $106,889,000 and $110,503,000 or 43% and 48%, respectively.

         The increase in interest-earning assets and interest-bearing liabilities is primarily the result of the Company's purchase of three branches of Bank of America in December 1997 and the completion of a stock offering in August 1997. The branch purchase increased deposits by $60,849,000 (there were no loans purchased) and the stock offering increased capital by $17,951,000. In addition, two branch offices opened in late 1996 and a third in late 1997 which also contributed to growth.

         The Company's net interest margin, the ratio of net interest income to average interest-earning assets, was 5.33% and 5.22% for the three and nine months ended September 30, 1998 compared with 5.85% and 5.84% for the same period in 1997. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's decrease in net interest margin was primarily attributable to a moderate change in the mix of interest-earning assets. Loans as a percentage of average interest-earning assets were 62% and 60% for the three and nine months ended September 30, 1998 compared to 60% and 62% for the three and nine months ended September 30, 1997. The lower loans as a percentage of average interest-earning assets for the nine months ending September 30, 1998 was primarily due to the purchase of the three branches of Bank of America in December of 1997.

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

                    AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

                                                           Nine months ended                     Nine months ended
                                                           September 30, 1998                   September 30, 1997
                                                    Average                               Average
                                                    Balance     Interest    Yield/rate    Balance    Interest   Yield/rate
                                                                           (DOLLARS IN THOUSANDS)
     ASSETS
     Federal funds sold                             $ 22,115    $   907      5.48%        $  5,770     $   235    5.45%
     Time deposits at other financial institutions     1,072         50      6.24            5,499         240    5.84
     Taxable investment securities:                  121,378      5,547      6.11           47,613       2,469    6.93
     Nontaxable investment securities (1)             12,734        483      5.07            3,727         150    5.38
     Loans, gross: (2)
                                                     235,513     18,488     10.50          193,645      15,085   10.42
                                                     -------     ------     -----          -------      ------   -----
     Total interest-earning assets:                  392,812     25,475      8.67%         256,254      18,179    9.48
     Allowance for loan losses                        (4,028)                               (2,730)
     Cash and due from banks                          20,155                                13,528
     Premises and equipment, net                      13,356                                 8,909
     Interest receivable and other assets             22,390                                15,056
                                                     -------                               -------
     Total assets                                   $444,685                              $291,017
                                                     -------                               -------
                                                     -------                               -------

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Negotiable order of withdrawal                   55,721        372     $0.89         $ 36,196         245    0.90
     Savings deposits                                153,461      4,316      3.76          114,256       3,487    4.08
     Time deposits                                   108,607      4,472      5.51           67,271       2,770    5.51
     Other borrowings                                 21,743        977      6.01           11,306         478    5.65
                                                     -------     ------     -----          -------      ------   -----
     Total interest-bearing liabilities              339,532     10,137      3.99          229,029       6,980    4.07

     Noninterest-bearing deposits                     60,420                                35,096
     Accrued interest, taxes and other liabilities     2,921                                 2,762
                                                     -------                               -------
        Total liabilities                            402,873                               266,887

     Total shareholders' equity                       41,812                                24,130
                                                     -------                               -------
     Total liabilities and shareholders' equity     $444,685                              $291,017
                                                     -------                               -------
                                                     -------                               -------

     Net interest income and margin (3)                          $15,338    5.22%                     $11,199     5.84%
                                                                 -------   -----                       ------     -----
                                                                 -------   -----                       ------     -----

(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $971,000 and $1,043,000 for September 30, 1998 and 1997 respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

Net Interest Income Variance Analysis:

                                                September 30, 1998 compared to September 30, 1997
                                                      Volume         Rate              Total
                                                      ------        ------            -------
                                                          (Dollar amounts in thousands)
Increase (decrease) in interest income:
Federal funds sold                                    $  670        $   2               $  672
Time deposits at other financial institutions           (195)           5                 (190)
Taxable investment securities                          3,220         (142)               3,078
Tax-exempt investment securities                         336           (3)                 333
Loans                                                  3,286          117                3,403
                                                      ------        ------              ------
Total                                                  7,317          (21)               7,296
                                                      ------        ------              ------
                                                      ------        ------              ------


Increase (decrease) interest expense:
Interest bearing demand                                  128           (1)                 127
Savings deposits                                         970         (141)                 829
Time deposits                                          1,702            -                1,702
Other borrowings                                         467           32                  499
                                                      ------       ------               ------
Total                                                  3,267         (110)               3,157
                                                      ------       ------               ------
                                                      ------       ------               ------

Increase in net interest income                      $ 4,050       $   89               $4,139
                                                      ------       ------               ------
                                                      ------       ------               ------

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and nine months ended September 30, 1998 was $700,000 and $1,690,000 compared with $205,000 and $3,681,000 for the three and nine months ended September 30, 1997. Also see "Allowance for Loan Losses" contained herein. As of September 30, 1998 the allowance for loan losses was $4,545,000 or 1.75% of total loans. At September 30, 1998, nonperforming assets totaled $2,071,000 or .43% of total assets, nonperforming loans totaled $1,988,000 or .76% of total loans and the allowance for loan losses totaled 228% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio. Also see "Memorandum of Understanding" contained herein.

         NONINTEREST INCOME. Noninterest income increased by $474,000 and $975,000 or 64% and 36% to $1,220,000 and $3,667,000 for the three and nine months ended September 30, 1998 compared with $746,000 and $2,692,000 in the same period in 1997. Service charges on deposit accounts increased by $272,000 and $877,000 or 59% and 73%, income from the sale of real estate held for sale or development decreased by $33,000 and $181,000 or 37% and 30% and other income increased by $235,000 and $279,000 or 121% and 31% for the three and nine month period ended September 30, 1998 when compared to the same period in 1997. The increases in service charges are primarily due to general growth of the Company and the purchase of three branches from Bank of America in December of 1997.

         NONINTEREST EXPENSE. Noninterest expenses increased by $1,513,000 and $3,794,000 or 45% and 39% to $4,851,000 and $13,552,000 for the three and nine months ended September 30, 1998 compared with $3,338,000 and $9,758,000 for the same period in 1997. The primary components of noninterest expenses were salaries and employee benefits, furniture and equipment expenses, occupancy expenses, and other operating expenses.

         For the three and nine months ended September 30, 1998 compared with the three and nine months ended September 30, 1997, salaries and related benefits increased by $443,000 and $1,286,000 or 27% and 28%, respectively, equipment expenses increased by $246,000 and $655,000 or 73% and 68%, respectively, occupancy expenses increased $19,000 and $93,000 or 6% and 10%, respectively, professional fees increased by $228,000 and $333,000 or 149% and 81%, respectively, marketing expenses increased by $21,000 and $0 or 14% and 0%, respectively, goodwill and intangible amortization expense increased by $101,000 and $466,000 or 107% and 395%, respectively, supplies expense increased by $12,000 and $73,000 or 9% and 19%, respectively, and other expenses increased by $443,000 and $787,000 or 81% and 42%, respectively. The expense increases were primarily the result of expansion, including expenses associated with acquisition of the branches purchased from Bank of America in December, 1997 and the opening of a new branch in Madera in late 1997.

         PROVISION FOR INCOME TAXES. The Company recorded a $248,000 and $1,076,000 income tax provision for the three and nine months ended September 30, 1998 compared with an income tax provision of $476,000 and $106,000 for the same period in 1997. During the third quarter of 1998, a state Enterprise Zone tax credit of approximately $180,000 was recorded. This credit is the result of certifying eligible employees that work within the Merced-Atwater Enterprise Zone. Income tax expense was further reduced by federal low income housing credits that were obtained from investments in limited partnerships in low-income affordable housing projects. The Company had investments in these partnerships of $4,238,000 as of September 30, 1998 and $4,299,000 as of September 30, 1997, resulting in tax credits of $213,000 and $105,000 respectively. The effective tax rate for the three and nine months ended September 30, 1998 was 20% and 29% compared to 38% and 23% for the three and nine months ended September 30, 1997.

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

         The following tables set forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of September 30,1998, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.


                                                                             AT SEPTEMBER 30, 1998
                                              -------------------------------------------------------------------------------------
                                                                AFTER 3       AFTER 1
                                                                  BUT         YEAR BUT
                                                  WITHIN        WITHIN         WITHIN        AFTER      NONINTEREST-
                                                 3 MONTHS      12 MONTHS      5 YEARS       5 YEARS        BEARING      TOTAL
                                                 --------      ---------      -------       -------        -------      -----
                                                                               (DOLLARS IN THOUSANDS)
          ASSETS
Time deposits at other banks           $     500     $       -      $      -       $     -        $    -      $    500
Federal funds sold                        30,800             -             -             -             -        30,800
Investment securities                     33,570        15,726        39,137        48,506             -       136,939
Loans                                    147,772        34,075        58,551        19,716             -       260,114
                                       ---------     ---------      --------       -------                     -------
Total earning assets                     212,642        49,801        97,688        68,222                     428,353
Noninterest-earning assets and
   allowances for loan losses                  -             -             -             -        53,154        53,154
                                       ---------     ---------      --------       -------       -------       -------

Total assets                           $ 212,642     $  49,801      $ 97,688       $68,222       $53,154      $481,507


LIABILITIES AND
   SHAREHOLDERS' EQUITY
Savings, money market and NOW
   deposits                            $ 292,871     $       -      $      -       $     -       $      -     $292,871
Time deposits                             36,312        67,676        16,804           212              -      121,004
Other interest-bearing liabilities        13,000         5,103             -         3,274              -       21,377
Other liabilities and shareholders'
   equity                                      -             -             -             -         46,255       46,255
                                       ---------     ---------      --------       -------        -------      -------
Total liabilities and shareholders'
                equity                   342,183        72,779        16,804         3,486         46,255     $481,507
Incremental gap                         (129,541)      (22,978)       80,884        64,736          6,899
Cumulative gap                         $(129,541)    $(152,519)     $(71,635)      $(6,899)       $     -
Cumulative gap as a % of earning
   assets                                 (30.24)%      (35.60)%      (16.72)%        (1.6)%


    The Company was liability-sensitive with a negative cumulative one-year gap of $152,519,000 or 35.60% of interest-earning assets at September 30, 1998. In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

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

         An additional measure of interest rate sensitivity that the Company monitors through a detailed model is its expected change in net interest income. This model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's net interest income. Based upon the September 30, 1998 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the market interest rates of 2%, this model estimates the Company's cumulative change in net interest income over the next year would decrease by $179,000 or 1% of net interest income. No assurance can be given that the actual net interest income would not decrease by more than $179,000 or 1% in response to a 2% increase in market interest rates or that actual net interest income would not decrease substantially if market interest rates increased by more than 2%. Also see "Memorandum of Understanding" contained herein. At the Bank's most recent examination, the regulators felt that the then current model that was used by the Bank was not adequate for a bank of its current size and complexity. During the second quarter of 1998, the Company contracted with interest rate sensitivity consultants to provide additional expertise in the interest rate sensitivity modeling process and has updated the model it uses for interest rate risk analysis.
The estimates stated above were derived from this updated model.

FINANCIAL CONDITION

          Total assets at September 30, 1998 were $481,507,000, an increase of $60,113,000 or 14% compared with total assets of $421,394,000 at December 31, 1997. Net loans were $255,569,000 at September 30, 1998, an increase of $41,425,000 or 19% compared with net loans of $214,144,000 on December 31, 1997. Deposits were $413,875,000 at September 30, 1998, an increase of $57,480,000 or 16% compared with deposits of $356,395,000 at December 31, 1997. The growth of the Company from December 31, 1997 to September 30, 1998 was primarily the result of increased market penetration, particularly in the case of the purchase of three branch offices of Bank of America in December 1997, and the opening of a branch office of County Bank in late 1997.

         Total shareholders' equity was $43,461,000 at September 30, 1998, an increase of $3,213,000 or 8% from $40,248,000 at December 31, 1997. The growth in shareholders' equity from December 31, 1997 to September 30, 1998 was achieved primarily through the retention of accumulated earnings.


INVESTMENT PORTFOLIO. The following table sets forth the carrying amount (fair value) of available for sale investment securities as of September 30, 1998 and December 31, 1997.



                                           SEPTEMBER  30         DECEMBER 31
                                          --------------------------------------
                                               1998                 1997
      (In thousands)
      AVAILABLE FOR SALE SECURITIES:
      U.S.  Treasury and U.S.
         Government agencies                $  12,468            $   1,824
      State and political subdivisions         19,783                9,640
      Mortgage-backed securities               44,930               68,808
      Collateralized mortgage obligations      33,980               51,874
      Corporate debt securities                 4,344                    -
      Other securities                          5,719                3,111
                                            ---------            ---------
      Carrying amount and fair value        $ 121,224            $ 135,257
                                            ---------            ---------
                                            ---------            ---------


         The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at September 30, 1998 and December 31, 1997.


                                            September 30     December 31
                                           ------------------------------
      (In thousands)                            1998            1997
      HELD TO MATURITY SECURITIES:
      U.S.  Treasury and U.S.
         Government agency                  $  3,029         $  9,442
      Mortgage-backed securities              12,686            3,333
                                            --------         --------
      Carrying amount (amortized cost)      $ 15,715         $ 12,775
                                            --------         --------
                                            --------         --------

      Fair value                            $ 15,798         $ 12,780
                                            --------         --------
                                            --------         --------


         The following table sets forth the maturities of the Company's investment securities at September 30, 1998 and the weighted average yields of such securities calculated on the basis of the cost and effective yields based on the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.


                                                                        AT SEPTEMBER 30, 1998
                                       ----------------------------------------------------------------------------------------
                                        WITHIN ONE YEAR     ONE TO 5 YEARS    FIVE TO TEN YEARS       OVER TEN YEARS     TOTAL
                                       AMOUNT      YIELD   AMOUNT     YIELD   AMOUNT       YIELD      AMOUNT    YIELD    AMOUNT
(In thousands)
Available for Sale Securities:
Treasury and U.S. Government agency    $  504      4.97%   $ 6,098    4.99%        -            -     $ 8,895   5.99%    $  15,497
State and political                       267      3.26        793    3.61       241         4.06      18,482   4.61        19,783
Mortgage-backed securities                 66      5.77        126    6.41     2,086         5.77      39,624   6.15        41,902
Collateralized mortgage obligations     3,008      6.34     19,970    5.99     3,034         6.01       7,967   6.38        33,979
Corporate debt securities                   -         -      4,344    5.47         -            -           -      -         4,344
Other securities                        2,500      4.25          -       -         -            -       3,219                5,719
                                       -------------------------------------------------------------------------------------------
Carrying amount and fair value          6,345      5.27     31,331    5.66     5,361         5.82      78,187   5.53       121,224
                                       -------------------------------------------------------------------------------------------
Held to maturity securities:
Treasury and U.S. Government agency          -        -          -       -     2,029         6.41       1,000   7.07         3,029
Mortgage-backed securities                   -        -          -       -         -            -      12,686   6.78        12,686
                                       -------------------------------------------------------------------------------------------
Carrying amount (amortized cost)             -        -          -       -     2,029         6.41      13,686   6.80        15,715
                                       -------------------------------------------------------------------------------------------

Total securities                       $6,345      5.27%   $31,331    5.66%   $7,390         5.99%    $91,873   5.73%     $136,939
                                       ------      -----   -------    -----   ------         -----    -------   -----     --------
                                       ------      -----   -------    -----   ------         -----    -------   -----     --------

         In the above table, mortgage-backed securities and collateralized mortgage obligations are shown maturing at the contractual maturity date rather than in accordance with their principal amortization schedules. The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity. Also see "Memorandum of Understanding" contained herein.

LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio at the dates indicated.

                                                    AT SEPTEMBER 30,                 AT DECEMBER 31,
                                             ------------------------------------------------------------------
       (In thousands)                                     1998                             1997
                                                          ----                             ----
                                                                  PERCENT                            PERCENT
                                                DOLLAR AMOUNT     OF LOANS     DOLLAR AMOUNT        OF LOANS
       Loan Categories:
       Commercial                               $  38,475         15%         $  34,992             16%
       Agricultural                                49,783         19             43,558             20
       Real estate construction                    13,863          5             12,657              6
       Real estate mortgage                        87,734         34             70,802             32
       Consumer                                    70,259         27             55,968             26
                                                ---------        ----         ---------            ----
       Total                                      260,114        100%           217,977            100%
                                                ---------        ----         ---------            ----
                                                                 ----
       Less allowance for loan losses              (4,545)                       (3,833)
                                                ---------                     ---------            ----
       Net loans                                $ 255,569                     $ 214,144
                                                ---------                     ---------
                                                ---------                     ---------


         The table that follows shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at September 30, 1998:


                                                                          AT SEPTEMBER 30, 1998
                                                    ------------------------------------------------------------------
                                                                        AFTER 1 BUT
                                                      WITHIN 1 YEAR    WITHIN 5 YEARS   AFTER 5 YEARS      TOTAL
                                                    ------------------------------------------------------------------
                                                                             (IN THOUSANDS)
 Commercial and agricultural:
   Loans with floating interest rates                  $ 52,689         $ 13,316         $  6,154           $ 72,159
   Loans with fixed interest rates                        5,402            7,950            2,747             16,099
                                                       --------         --------         --------           --------
       Subtotal                                          58,091           21,266            8,901             88,258
                                                       --------         --------         --------           --------
 Real estate construction:
   Loans with floating interest rates                     7,935            1,773              833             10,541
   Loans with fixed interest rates                        2,219              968              135              3,322
                                                       --------         --------         --------           --------
       Subtotal                                          10,154            2,741              968             13,863
                                                       --------         --------         --------           --------
 Real estate mortgage                                     8,601           40,923           38,210             87,734
 Consumer                                                24,546           37,879            7,834             70,259
                                                       --------         --------         --------           --------

       Total                                           $101,392         $102,809         $ 55,913           $260,114
                                                       --------         --------         --------           --------
                                                       --------         --------         --------           --------


The table that follows shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at December 31, 1997:


                                                                          AT DECEMBER 31, 1997
                                                    ------------------------------------------------------------------
                                                                        AFTER 1 BUT
                                                      WITHIN 1 YEAR    WITHIN 5 YEARS   AFTER 5 YEARS      TOTAL
                                                    ------------------------------------------------------------------
                                                                             (IN THOUSANDS)

 Commercial and agricultural:
   Loans with floating interest rates                $ 44,792           $ 16,249         $  3,410           $ 64,451
   Loans with fixed interest rates                      6,916              6,350              833             14,099
                                                     --------           --------         --------           --------
       Subtotal                                        51,708             22,599            4,243             78,550
 Real estate-construction:
   Loans with floating interest rates                   6,394              1,602            2,100             10,096
   Loans with fixed interest rates                      1,433                989              139              2,561
                                                     --------           --------         --------           --------
       Subtotal                                         7,827              2,591            2,239             12,657
                                                     --------           --------         --------           --------
 Real estate-mortgage                                   7,654             39,829           23,319             70,802
 Consumer                                              33,609             21,450              909             55,968
                                                     --------           --------         --------           --------
       Total                                         $100,798           $ 86,469         $ 30,710           $217,977
                                                     --------           --------         --------           --------
                                                     --------           --------         --------           --------


         OFF-BALANCE SHEET COMMITMENTS. The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.


                                                SEPTEMBER       DECEMBER 31,
                                                   30,
                                                  1998            1997
                                                  ----            ----
                                                     (IN THOUSANDS)
Letters of credit                                  $ 2,806         $ 3,233
Commitments to extend credit                        78,306          55,248
                                                   -------         -------
Total                                              $81,112         $58,481
                                                   -------         -------
                                                   -------         -------

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


                                               AT SEPTEMBER 30,           AT  DECEMBER 31,
                                                    1998                          1997
                                                    ----                          ----
                                                              (IN THOUSANDS)
Cash surrender value of life insurance             $4,063                        $3,389
                                                   ------                        ------
                                                   ------                        ------


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

         The following table summarizes nonperforming assets of the Company at September 30, 1998 and December 31, for the years indicated:


                                                         September 30,           December 31,
                                                             1998                   1997
                                                             ----                   ----
            (In thousands)
              Nonaccrual loans                               $ 1,494                $ 2,611
              Accruing loans past due 90 days or more            494                    131
                                                             -------                -------
                Total nonperforming loans                      1,988                  2,742
              Other real estate owned                             60                     60
              Repossessed automobiles                             23                      -
                                                             -------                -------
                Total nonperforming assets                   $ 2,071                $ 2,802
                                                             -------                -------
                                                             -------                -------

              Nonperforming assets:
                To total loans                                   .80%                  1.26%
                To total assets                                  .43%                   .66%


         Interest income on loans on nonaccrual status during the nine months ended September 30, 1998, and the nine months ended September 30, 1997, that would have been recognized if the loans had been current in accordance with their original terms was approximately $143,000 and $111,000, respectively.

         At September 30, 1998, nonperforming assets represented .43% of total assets, and nonperforming loans represented .80% of total loans. Nonperforming loans that were secured by first deeds of trust on real property were $671,000 at September 30, 1998 and $1,635,000 at December 31, 1997. Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

         The increase in nonperforming loans and nonperforming assets as of September 30, 1998 compared with their levels as of December 31, 1997, was due primarily to an increase in delinquent agricultural loans coupled with an increase in repossessed automobiles.

         At September 30, 1998, the Company had $60,000 in one property acquired through foreclosure. The property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company does not expect to sell this property during 1998. No assurance can be given that the Company will sell such property during 1998 or at any time or the amount for which such property might be sold.

         In addition to property acquired through foreclosure, the Company has investments in residential real estate lots in various stages of development in Merced County through MAID. MAID held one property for sale or development at September 30, 1998. This investment was completely written off in 1995, although County Bank still retains title to this property. During the first nine months of 1998, fifty-three lots were sold for a pre-tax gain of $354,000.

         Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At September 30, 1998 and December 31, 1997, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at September 30, 1998 were 1,494,000 (all of which were also nonaccrual loans), on account of which the Company had made provisions to the allowance for loan losses of $502,000.

         Except for loans that are disclosed above, there were no assets as of September 30, 1998, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 1998 and 1997, and for the year ended December 31,1997.


                                                                SEPTEMBER 30                 DECEMBER 31
                                                           -----------------------          ------------
                                                           1998               1997              1997
                                                           ----               ----              ----
          ALLOWANCE FOR LOAN LOSSES:
          Balance at beginning of period                  $  3,833           $  2,792          $  2,792
          Provision for loan losses                          1,690              3,681             5,825
          Charge-offs:
            Commercial and  agricultural                       667                500             1,121
            Real estate construction                             -              3,458             3,458
            Real estate mortgage                                 4                  -                 -
            Consumer                                           727                406               471
                                                          --------           --------          --------
             Total charge-offs                               1,398              4,364             5,050
                                                          --------           --------          --------
          Recoveries
            Commercial and agricultural                        119                123               155
            Real estate-construction                             -                  1                 1
            Real estate-mortgage                                 -                  -                 -
            Consumer                                           301                 63               110
                                                          --------           --------          --------
             Total recoveries                                  420                187               266
                                                          --------           --------          --------
          Net charge-offs                                      978              4,177             4,784
                                                          --------           --------          --------
          Balance at end of period                        $  4,545           $  2,296          $  3,833
                                                          --------           --------          --------
                                                          --------           --------          --------
          Loans outstanding at period-end                 $260,114           $208,465          $217,977
                                                          --------           --------          --------
                                                          --------           --------          --------
          Average loans outstanding                       $235,513           $193,645          $198,140
                                                          --------           --------          --------
                                                          --------           --------          --------

           Net charge-offs to average loans                    .26%              2.16%             2.41%
           Allowance for loan losses
              To total loans                                  1.75%              1.08%             1.76%
              To nonperforming assets                       219.46%            105.27%           136.80%


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

         The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded provisions for loan losses in the first nine months of 1998 of $1,690,000 compared with $3,681,000 in the same period of 1997. The increase in loan loss provisions in 1997 was primarily due to increased reserves established for a commercial real estate development loan that was charged off in 1997 and, to a lesser extent, reserves to support the general loan growth of the Company.

         The Company's charge-offs, net of recoveries, were $978,000 for the nine months ended September 30, 1998 compared with $4,177,000 for the same nine months in 1997. The increase in net charge-offs for the year ended December 31, 1997 was primarily due to the write-off of a commercial real estate loan with a balance of $3,458,000.

         As of September 30, 1998, the allowance for loan losses was $4,545,000 or 1.72% of total loans outstanding, compared with $3,833,000 or 1.76% of total loans outstanding as of December 31, 1997 and $2,296,000 or 1.08% of total loans outstanding as of September 30, 1997.

         From 1992 to 1996, loan losses were relatively low and stable. In 1997, the Company experienced loan problems and made provisions at levels not previously experienced. As a result, the Company concluded that its historical method of determining the appropriate levels for its allowance and provisions for loan losses should be revised. The Company therefore adopted a new methodology of determining the appropriate level of its allowance for loan losses. This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Company's loan grading and classification system. The Company grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Company's audit committee. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. Risk factors applied to the performing loan portfolio are based on the Company's pastloss history considering the current portfolio's characteristics, current economic conditions and other relevant factors.
General reserves are applied to various categories of loans at percentages ranging up to 1.8% based on the Company's assessment of credit risks for each category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or "Special Mention" carry a risk factor from 1.0% to 2.0%; (ii) "Substandard" loans carry a risk factor from 15% to 40% depending on collateral securing the loan, if any; (iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. In addition, a portion of the allowance is specially allocated to identified problem credits. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

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

         The following table summarizes a breakdown of the allowance for loan losses by loan category and the allocation in each category as a percentage of total loan allowance in each category at the dates indicated:

                                     SEPTEMBER 30,             DECEMBER 31,
                                         1998                      1997
                                    --------------             -------------
                                            AMOUNT                   AMOUNT
                                            TO TOTAL                 TO TOTAL
                                            LOANS IN                 LOANS IN
                                  AMOUNT    CATEGORY       AMOUNT    CATEGORY
                                  ------    --------       ------    --------
                                           (DOLLARS IN THOUSANDS)
  Commercial and agricultural     $ 2,278    50%           $ 1,868     48%
  Real estate- construction            63     2                640     17
  Real estate- mortgage             1,556    34              1,058     28
  Consumer                            648    14                267      7
                                  -------   ----           -------   ----
  Total                           $ 4,545   100%           $ 3,833    100%
                                  -------   ----           -------   ----
                                  -------   ----           -------   ----

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

         The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $174,298,000 and $159,291,000 on September 30, 1998 and December 31, 1997, respectively, and constituted 36.2% and 37.8%, respectively, of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $75,478,000 at September 30, 1998 compared with $45,812,000 at December 31, 1997.

         When the Company acquired three Bank of America branches in December 1997, it acquired approximately $60,849,000 in deposits and no loans. In addition, the capital offering raised additional cash of $17,951,000. The Company initially invested this cash in liquid assets but intends over time to invest a larger portion of these funds in higher yielding assets such as loans.

         Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $27,379,000, of which $16,003,000 was outstanding as of September 30, 1998 and $16,004,000 was outstanding as of December 31, 1997. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

         CAPITAL RESOURCES. Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. In 1997, the Company completed a common stock offering which netted the Company approximately $17,951,000 to add to its capital resources. This addition to capital was necessary to maintain favorable capital ratios through the Company's purchase of the three branches from Bank of America and to support internal growth on the Company's balance sheet. The Company's shareholders' equity increased by $3,213,000 or 8% from December 31, 1997 to September 30, 1998.

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements. Management believes, as of September 30, 1998, that the Company, the Bank and the Thrift meet all capital requirements to which they are subject. The Company's leverage capital ratio at September 30, 1998 was 8.15% as compared with 8.58% as of December 31, 1997. The Company's total risk based capital ratio at September 30, 1998 was 12.37% as compared to 12.78% as of December 31,1997.

         The Company's and Bank's actual capital amounts and ratios as of September 30, 1998 are as follows:

                                                                                                     To Be Well Capitalized
                                                                              For Capital                  Under Prompt
                                                  Actual                   Adequacy Purposes                Corrective
Dollars in thousands                                                                                    Action Provisions:
--------------------------------------------------------------------------------------------------------------------------
Consolidated                                Amount          Ratio         Amount        Ratio        Amount       Ratio
---------------------------------------------------------------------------------------------------------------------------
As of September 30, 1998
Total capital (to risk weighted assets)     $ 40,833         12.37%       $ 26,400        8.0%       $ 33,000      10.0%
Tier 1 capital (to risk weighted assets)      36,703         11.12          13,200        4.0          19,800       6.0
Leverage ratio*                               36,703          8.15          18,403        4.0          23,004       5.0

The Bank:
---------------------------------------------------------------------------------------------------------------------------
As of September 30, 1998
Total capital (to risk weighted assets)     $ 32,426         11.32%       $ 22,925        8.0%       $ 27,115      10.0%
Tier 1 capital (to risk weighted assets)      28,836         10.06          11,463        4.0          16,269       6.0
Leverage ratio*                               28,836          6.90          16,710        4.0          20,888       5.0
---------------------------------------------------------------------------------------------------------------------------

          * The leverage ratio consist of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

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

         DEPOSITS. Deposits are the Company's primary source of funds. At September 30, 1998, the Company had a deposit mix of 40% in savings deposits, 29% in time deposits, 15% in interest-bearing checking accounts and 16% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

         The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At September 30, 1998, the Company had no brokered deposits.

         In December 1997, the Company acquired three branches of Bank of America. It acquired $60,849,000 in deposits. Deposits in these three acquired branches as of September 30, 1998 were approximately $62,364,000.

         Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 1998 and December 31, 1997 are summarized as follows:

                                                          AT SEPTEMBER 30, 1998          AT DECEMBER 31, 1997
                                                          ---------------------          --------------------
                                                                          (IN THOUSANDS)
Three months or less                                       $ 11,041                       $  8,404
Over three to six months                                     17,928                          7,799
Over six to twelve months                                     6,714                          7,870
Over twelve months                                            5,135                          6,188
                                                           --------                       --------
Total                                                      $ 40,818                       $ 30,261
                                                           --------                       --------
                                                           --------                       --------


BORROWED FUNDS
At September 30 1998 and December 31, 1997, the Company's borrowed funds consisted of the following:


                                                                          SEPTEMBER 30          DECEMBER 31
                                                                          ------------          -----------
         (Dollars in thousands)                                               1998                 1997
        Securities sold under agreements to repurchase; dated
           March 25, 1998; fixed rate of 5.74%; payable on
           March 25, 1999                                                  $ 2,100                $ 2,459

       Unsecured loan from unaffiliated bank dated July 26, 1996;
           effective interest rate of 9%; interest payable quarterly
           at prime + .50%; principal payable quarterly at $135,714;
           final payment due on April 30 1998                                    -                    286

       FHLB loan, dated December 18, 1997; effective rate of 5.61%; rate reprices monthly based on the 1 month
           LIBOR; payable on December 18, 1998                              10,900                 10,900

       FHLB loan, dated January 16, 1997; variable rate of 5.68%; rate reprices monthly based on the 1 month
           LIBOR; payable on January 25, 1999                                5,000                  5,000

       FHLB loan, dated July 15, 1994; fixed rate of 7.58%
           payable on July 15, 1999                                            103                    104

       Long-term note from unaffiliated bank dated December 22, 1997;
           fixed rate of 7.80%; principal and interest payable monthly at
           $25,047; payments calculated as fully amortizing over 25 years
           with a 10 year call                                               3,274                  3,300
                                                                           -------                -------

       Total                                                               $21,377                $22,049
                                                                           -------                -------
                                                                           -------                -------


         The decrease in the borrowings are primarily due to amortized principal payments on available lines of credit with the Federal Home Loan Bank to purchase securities and the origination of a loan to assist in financing the new administrative building and main branch.

RETURN ON EQUITY AND ASSETS


                                               Nine months ended   Nine months ended      Year ended
                                                  September 30        September 30        December 31
                                                      1998                1997                1997
                                                      ----                ----                ----
        Annualized return on average assets             .81%                .16%                .13%
        Annualized return on average equity            8.59%               1.91%               1.46%
        Average equity to average assets               9.40%               8.29%               8.76%


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

REAL ESTATE DEVELOPMENT ACTIVITIES

         California law allows state-chartered banks to engage in real estate development activities. The Bank established MAID in 1987 pursuant to this authorization. After changes in federal law effectively required that these activities be divested as prudently as possible but in any event before 1997, MAID reduced its activities and embarked on a plan to liquidate its real estate holdings. In 1995, the uncertainty about the effect of the investment in MAID on the results of future operations caused management to write off its remaining investment of $2,881,000 in real property development.

         At September 30, 1998, MAID held one real estate project including improved and unimproved land in various stages of development. MAID continues to develop this project, and any amounts realized upon sale or other disposition of this asset above its current carrying value of zero will result in noninterest income at the time of such sale or disposition. During the first nine months of 1998, 53 lots were sold which resulted in the recognition of approximately $354,000 in noninterest income. Although the Company expects that the sale or disposition of its remaining project will result in some positive contribution to noninterest income at some time in the future, no assurance can be given as to whether or when such sale or disposition will be completed or that the amount, if any, that the Company will ultimately realize on such asset or whether such amount will exceed the future expenses required to hold and complete development of the project. The amounts, if any, realized on future disposition of this property will depend on conditions in the local real estate market and the demand, if any, for new development. The Company's regulatory deadline for completing its divestiture of this asset is December 31, 2000.

YEAR 2000

General

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

         The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses, and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company.

State of Readiness

         The Company has a Year 2000 (Y2K) compliance plan that has been approved by the board of directors. The board of directors is updated monthly on the progress of the plan. The Company is utilizing both internal and external resources to identify, correct, or reprogram the systems in order that they be Year 2000 compliant. The Bank's core banking system, Jack Henry Associates Inc. Silverlake, issued a new software release in August 1998 that is Year 2000 compliant.

         In addition to a review and testing of the Jack Henry Associates Inc. Silverlake product, Capital Corp of the West's Year 2000 (Y2K) plan also addresses internal systems, customer systems, and vendor systems which might be effected by the century date change. The Company is on schedule to meet all internal deadlines set in the plan. The regulatory agencies have identified several areas within the Y2K plan that need additional review. These areas include, but are not limited to, improvement in Y2K communication between subsidiaries, increased focus on core and other similarly important "mission critical" systems, and the need to establish firm test dates for the most important systems. The Company is in the process of insuring these additional concerns are addressed within the Y2K plan. The Y2K plan takes a systematic approach to identifying and resolving the hardware and software problems inherent with this date change.

         The Company's Y2K plan is broken into six phases. The awareness phase is ongoing throughout the project. This started with an internal training program to raise the awareness of employees to the Y2K problems and the steps being taken by the Company to resolve these. These training efforts are now being expanded to include customers and the general community through meetings with civic organizations and Chambers of Commerce. The inventory phase, which is completed, included such actions as creating a master inventory of all systems within the Company which might be affected by Y2K. The evaluation phase, completed as well, consisted of rating each inventoried system's importance to the day-to-day operation of the organization. The most important systems were rated as "mission critical." The renovation phase is in progress and is 80% completed. During this phase, the vendors for each software and hardware system have been contacted and either (a) notified the Company that their product is Y2K compliant, (b) notified the Company as to when a Y2K compliant product will be available or, (c) notified the Company that their product is not Y2K compliant and they have no intention of making it so. The fifth phase is the testing phase, which is 30% complete. This is by far the costliest and most time consuming part of the project. Each mission critical system must be tested for Y2K compliance. This includes the Company's core application software and its data communications systems. Additionally, the Company is testing many of its other systems which have been deemed non-mission critical. Implementation is the last phase and involves putting the new Y2K compliant software into production. This phase is 20% complete.

         The Company continues to have ongoing communication with significant customers and vendors to determine the extent, and provide risk mitigation strategies for those risks created by third parties' failure to remediate their own Year 2000 issues. However, it is not possible, at present, to determine the financial effect if significant customer and vendor remediation efforts are not resolved in a timely manner.

Costs

         The estimated cost to the Company of the Y2K project is projected to be approximately $400,000. Hard costs consist of 30% of this amount, while the remainder is made up of soft costs such as meeting time. No major projects have been delayed or canceled due to these costs. During the first nine months of 1998, the Company has incurred approximately $75,000 in plan expenses.

Risks

         Failure to address all Y2K issues could result in substantial interruptions to the Company's normal business activities. These interruptions could in turn affect the organizations financial condition as well as the business activities of its customers. Through the efforts involved in its Year 2000 project, no major interruptions are expected. However, due to the uncertainty involved in the Year 2000 problem, all of the effects of the century date change to the organization cannot be absolutely determined. Although at this time it is not possible to determine the extent of the adverse financial effects, with any specificity, the Company is preparing contingency plans if disruptions occur. Given the Y2K project progress to date and with successful implementation of the remaining phases of the project, management believes that the Company is well positioned to significantly reduce potential negative effects that may exist.

Contingency Plan

         A contingency plan is in the process of being developed in order to structure a methodology that would allow the Company to continue operations in the event the Company, or its key suppliers, customers, or third party service providers will not be year 2000 compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations.

Also see "Memorandum of Understanding" contained herein.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company.

         Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.

         Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

         The ability to meet financial and human resources requirements, including the funding of the Company's capital program from operations, is subject to changes in the deposit base, which the company has only limited control and to a lesser extent its ability to consistently; and the effect of domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

         The dates on which the Company believes the Year 2000 Project will be completed and implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain financial resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.



MEMORANDUM OF UNDERSTANDING

         As a result of a joint examination of the Bank conducted as of January 12, 1998 by the Federal Deposit Insurance Corporation (the "FDIC") and the Department of Financial Institutions (the "DFI"), the FDIC and the DFI have required the Bank to enter into a Memorandum of Understanding requiring the Bank to do the following:

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

         As of the date of this report, the Company believes it is in substantial compliance with all the terms of the agreement.

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

         On September 30, 1998, the interest rate position of the Company was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be approximately 1-2% of net interest income when compared to stable rates. See "BUSINESS - Selected Statistical Information - Interest Rate Sensitivity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."


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

None

ITEM 5.  OTHER INFORMATION.

In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.


Exhibits         Description of Exhibits
3.1     Articles of Incorporation, incorporated by reference from (filed as             *
        Exhibit 3.1 of the Company's September 30, 1996 Form 10Q filed with the SEC on or about November 14, 1996).

3.2     Bylaws (filed as Exhibit 3.2 of the Company's September 30, 1996 Form           *
        10Q filed with the SEC on or about November 14, 1996.)

10      Employment agreement between Thomas T. Hawker and Capital Corp.                 *

10.1    Administration Construction Agreement (filed as Exhibit 10.4 of                 *
        the Company's 1995 Form 10K filed with the SEC on or about
        March 31, 1996).

10.2    Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995 Form 10K         *
        filed with the SEC on or about March 31, 1996).

10.3    401 (k) Plan (filed as Exhibit 10.7 of the Company's 1995 Form 10K              *
        filed with the SEC on or about March 31, 1996

10.4    Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company's           *
        1995 Form 10K filed with the SEC on or about March 31, 1996).

    (b)   REPORTS ON FORM 8-K

         None

               * DENOTES DOCUMENTS WHICH HAVE BEEN INCORPORATED BY REFERENCE.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL CORP OF THE WEST
                                       (Registrant)


                                       By    /s/   Thomas T. Hawker
                                           -----------------------------------
                                                   Thomas T. Hawker
                                                   President and
                                                   Chief Executive Officer

                                       By    /s/   Janey E. Boyce
                                           -----------------------------------
                                                   Janey E. Boyce
                                                   Principal Financial Officer