Form 10-K
period 1998-12-31
CAPITAL CORP OF THE WEST
filed 1999-03-30
CIK 1004740

U. S. SECURITIES AND EXCHANGE COMMISSION FORM 10-K
Washington, D. C. 20549

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1998 Commission File Number: 0-27384

------------------------------------------------------------------------------
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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $39,857,944 (based on the $9.50 average of bid and ask prices per common share on March 24, 1999). The number of shares outstanding of the Registrant's common stock, no par value, as of March 18, 1999 was 4,607,102. No shares of preferred stock, no par value, were outstanding at March 18, 1999.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference Part III, Items 10 through 13 and portions of the Annual Report to Shareholders for 1998 are incorporated by reference in Part II, Item 5 through 8.


                                       CAPITAL CORP OF THE WEST
                                           Table of Contents

                                                                             ---------------------------------------

                                                                               Page              Reference
                                                                             ---------------------------------------
                                                PART I
------------------ ------------------------------------------------------------------------------------------------
ITEM 1.            BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .     3
------------------ ------------------------------------------------------------------------------------------------
ITEM 2.            PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . .   15
------------------ ------------------------------------------------------------------------------------------------
ITEM 3.            LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .    18
------------------ ------------------------------------------------------------------------------------------------
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF                                   Proxy Statement for  1999
                   SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . .    18       Annual Meeting
------------------ ------------------------------------------------------------------------------------------------
                                                   PART II
------------------ ------------------------------------------------------------------------------------------------
ITEM 5.            MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED                 Page 22 of 1998 Annual
                   SECURITY HOLDER MATTERS . . . . . . . . . . . . . . . . .   19       Report
------------------ ------------------------------------------------------------------------------------------------
ITEM 6.            SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . .   19       Page 11 of 1998 Annual
                   .                                                                    Report
------------------ ------------------------------------------------------------------------------------------------
ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           19       Pages 12 through 24 of
                   CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . .            1998 Annual Report
------------------ ------------------------------------------------------------------------------------------------
ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . .   19       Pages 27 through 48 of
                                                                                        1998 Annual Report
------------------ ------------------------------------------------------------------------------------------------
ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                     Proxy Statement for 1999
                   ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . .   19       Annual Meeting
------------------ ------------------------------------------------------------------------------------------------
                                                    PART III
------------------ ------------------------------------------------------------------------------------------------
ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . .   19       Proxy Statement for 1999
                                                                                        Annual Meeting
------------------ ------------------------------------------------------------------------------------------------
ITEM 11.           EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . .   19       Proxy Statement for 1999
                                                                                        Annual Meeting
------------------ ------------------------------------------------------------------------------------------------
ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND         20       Proxy Statement for 1999
                   MANAGEMENT. . . . . . . . . . . . . . . . . .                        Annual Meeting
------------------ ------------------------------------------------------------------------------------------------
ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . .   20       Proxy Statement for 1999
                                                                                        Annual Meeting
------------------ ------------------------------------------------------------------------------------------------
                                                    PART IV
------------------ ------------------------------------------------------------------------------------------------
ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K . . . . . .                                        20
------------------ ------------------------------------------------------------------------------------------------

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .    22


                                                              PART I

ITEM 1.           BUSINESS

GENERAL DEVELOPMENT OF THE COMPANY

GENERAL
Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 4,607,102 shares of Common Stock, no par value, and no shares of Preferred Stock. As of March 18, 1999 there were 4,607,102 common shares outstanding, held of record by approximately 3,000 shareholders. There were no preferred shares outstanding at March 18, 1999. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, the Bank's subsidiaries, and the Thrift, unless the context otherwise requires.

INFORMATION ABOUT COMMERCIAL BANKING & GENERAL BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is not a member of the Federal Reserve System.

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

INDUSTRY & MARKET AREA
The Bank engages in general commercial banking business primarily in Merced, Madera, Mariposa, Tuolomne and Stanislaus Counties. The Bank has thirteen branch offices; two in Merced with the branch located in downtown Merced currently designated as the head office, and offices in Atwater, Turlock, Hilmar, Sonora, Los Banos, and two offices in Modesto opened in late 1996. In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa. The Company's administrative headquarters are located in Merced. The administrative facilities also provides accommodations for the activities of MAID, the Bank's wholly owned real estate development subsidiary. The Thrift engages in general consumer lending business primarily in Stanislaus, Fresno and Tulare Counties from its main office in Turlock. It has branch offices located in Modesto, Visalia, and Fresno. (See "ITEM 2. PROPERTIES")

COMPETITION
The Company's primary market area consists of Merced, Madera, Mariposa, Tuolomne and Stanislaus Counties and nearby communities. The banking business in California generally, and specifically in the Company's primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company or through its correspondent banks. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

Smaller independent financial institutions, savings and loans and credit unions also represent a competitive force. To illustrate the Bank's relative market share, based upon total deposits in the County of Merced, California at June 30, 1998, the Bank's deposits represented approximately 26% of total deposits in all financial institutions in the county. Deposits in Stanislaus and Tuolomne counties were not material as of that date.

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

The five general areas in which the Bank has directed its lendable assets are
(i) real estate mortgage loans, (ii) consumer loans, (iii) agricultural loans, (iv) commercial loans, and (v) real estate construction loans. As of December 31, 1998, these five categories accounted for approximately 36%, 26%, 19%, 14% and 5%, respectively, of the Bank's loan portfolio.

In 1990, the Bank entered into a cooperative agreement with Prudential Agricultural Group to offer agricultural real estate loans to farmers in Merced, Stanislaus, San Joaquin, Madera, Monterey, Santa Cruz and San Benito Counties. The program is designed to have a select group of independent banks throughout the United States generate farm real estate loans and process them within the underwriting standards of the Federal Agricultural Mortgage Corporation ("Farmer Mac") program. The qualifying loans are for the purchase or refinance of production oriented agricultural properties and are secured by a first deed of trust on the property. Loan terms range from 5 to 20 years in length and loan amounts range from $500,000 to $3.0 million. The Bank originates, packages and subsequently sells these loans to the Prudential Agricultural Group and retains servicing rights on these loans. The Bank is the only representative in Merced and Stanislaus Counties to offer this program.

In 1992, the Bank became a certified Farmers Home Administration lender, now known as the Farm Service Agency. The Bank originates loans under the guidelines of such program both to retain for the Bank's loan portfolio and to sell in the secondary market. The Bank may also sell loans, in the $100,000 range, directly to Farmer Mac.

In 1994, the Bank organized a department to originate loans within the underwriting standards of Small Business Administration ("SBA"). The Bank originates packages and subsequently sells these loans in the secondary market and retains servicing rights on these loans.

The Bank's deposits are attracted primarily from individuals and small and medium-sized business-related sources. The Bank also attracts some deposits from municipalities and other governmental agencies and entities. In connection with the deposits of municipalities or other governmental agencies, the Bank is generally required to pledge securities to secure such deposits, except when the depositor signs a waiver with respect to the first $100,000 of such deposits, which amount is insured by the FDIC.

The principal sources of the Bank's revenues are (i) interest and fees on loans, (ii) interest on investment securities (principally U.S. Government securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds), and (iii) service charges on deposit accounts. For the year ended December 31, 1998, these sources comprised approximately 64%, 21%, and 7% respectively, of the Bank's total interest and noninterest income.

Most of the Bank's business originates from individuals, businesses and professional firms located in its service area. The Bank is not dependent upon a single customer or group of related customers for a material portion of its deposits, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. The quality of Bank assets and Bank earnings could be adversely affected by a downturn in the local economy, including the agricultural sector.

BANK'S REAL ESTATE SUBSIDIARY (MAID)

GENERAL
California state-chartered banks previously were allowed, under state law, to engage in real estate development activities either directly or through investment in a wholly-owned subsidiary. Pursuant to this authorization, the Bank established MAID, its wholly-owned subsidiary, as a California corporation on February 18, 1987. MAID engaged in real estate activities for approximately seven years.

Federal law now precludes banks from engaging in real estate development. The uncertainty about the effect of the investment in MAID on the results of future operations caused management to recognize a write-down equal to the total investment in MAID in late 1995.

At December 31, 1998, MAID held one real estate project of unimproved land and a single family improved lot. MAID does not currently intend to develop the remaining properties. MAID continues to market these properties, and any amounts realized upon sale or other disposition of these assets above their current carrying value of zero will result in noninterest income at the time of such sale or disposition.

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

EMPLOYEES

As of December 31, 1998, the Company employed a total of 211 full-time equivalent employees. The Company believes that employee relations are excellent.

SEASONAL TRENDS IN THE COMPANY'S BUSINESS

Although the Company does experience some immaterial seasonal trends in deposit growth and funding of its agricultural and construction loan portfolios, in general the Company's business is not seasonal. However, during the 1997-1998 crop season, unusually heavy rain attributed to El Nino caused a delay in crop planting. This delay also caused a short term decline in loan demand and deposits.


OPERATIONS IN FOREIGN COUNTRIES

The Company conducts no operations in any foreign country.

REGULATION AND SUPERVISION

REGULATORY ENVIRONMENT
The banking and financial services industry is a heavily regulated one. Statutes, regulations and policies affecting the industry are frequently under review by Congress and state legislatures, and by the federal and state agencies charged with supervisory and examination authority over banking institutions. Changes in the banking and financial services industry can be expected to occur in the future. Some of the changes may create opportunities for the Company and the Bank to compete in financial markets with less regulation. However, these changes also may create new competitors in geographic and product markets which have historically been limited by law to bank institutions, such as the Bank. Changes in the statutes, regulation, or policies that impact the Company and the Bank cannot necessarily be predicted and may have a material effect on their business and earnings.

The operations of bank holding companies and their subsidiaries are affected by the credit and monetary policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement its objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The credit and monetary policies of the FRB will continue to have a significant effect on the Bank and on the Company.

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

At present the Company operates Town & Country Finance and Thrift, an industrial loan company. The Company has no present intention to engage in any other such permitted activities. However, it might at some time determine to engage in additional activities if it were in the best interests of the Company.

Bank acquisitions by bank holding companies are also regulated. A bank holding company may not acquire more than five (5) percent of the voting shares of any domestic bank without the prior approval of (or , for "well-managed" companies, prior notice to) the FRB.

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

COUNTY BANK
County Bank is a California state-licensed bank. The Bank is a member of the FDIC and thus is subject to the rules and regulations of the FDIC pertaining to deposit insurance, including deposit insurance assessments. The Bank also is subject to regulation and supervision by the California Department of Financial Institutions (the "Department" or DFI). Applicable federal and state regulations address many aspects of the Bank's business and activities, including investments, loans, borrowings, transactions with affiliates, branching, reporting and other areas. County Bank may acquire other banks or branches of other banks with approval of the FDIC and the Department. County Bank is subject to examination by both the FDIC and the Department.

As of December 31, 1997, the Department and the FDIC conducted a joint examination of the Bank. As a result of this examination, the Bank entered into a Memorandum of Understanding which requires the following:

     1. Conduct a comprehensive management review of the Bank's executive management to maintain a management structure suitable to its needs in light of its recent rapid growth.
     2. Have and retain qualified management with qualifications and experience commensurate with their duties and responsibilities at the bank.
     3. Develop a plan to reduce the Bank's economic value of equity exposure to loss from interest rate changes to acceptable levels.
     4. Formulate, adopt and implement a comprehensive risk management process that will strengthen management expertise and improve securities portfolio management and management information and measurement systems.
     5. Establish and maintain an adequate allowance for loan losses and develop and revise, adopt and implement a comprehensive policy to ensure the adequacy of the allowance for loan losses.
     6. Develop, adopt and implement a plan to control overhead and restore the Bank's profitability.
     7. Correct deficiencies relating to the Year 2000 project.
     8. Furnish written progress reports.

A Memorandum of Understanding is an enforceable agreement. Failure to comply with its terms can lead to further enforcement action by bank regulators, including cease-and-desist orders, imposition of a receiver or conservator, termination of deposit insurance, imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

As of the date of this report, the Bank believes it is in substantial compliance with all the terms of the agreement.

TOWN & COUNTRY
Town & Country is a California industrial loan company, commonly known as a thrift and loan, chartered under California's Industrial Loan Law (alternatively known as the "Thrift and Loan Law"). Effective July 1, 1997, regulation of all thrifts was transferred from California's Department of Corporations to the Department. As an industrial loan company, Town & Country issues investment or thrift certificates, which are deposit-like obligations insured by the FDIC. California law requires diversification of the loan portfolio in certain respects, including limits on loans to one borrower and its affiliates, the aggregate amount of loans secured in whole or in part by real estate or by the stock of one corporation and the aggregate amount of loans with terms in excess of seven years. Thrift and loan companies are generally limited to investments which are legal investments for California commercial banks. A thrift is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. It is also subject to capital and leverage requirements. At
December 31, 1998, Town & Country had assets of $42 million, net loans of $38 million and deposits of $36 million (8%, 14% and 8% of the Company's assets, net loans and deposits, respectively).

As a result of an examination of the Thrift by the FDIC conducted as of July 21, 1997 the Thrift entered into a Memorandum of Understanding with the FDIC regarding certain matters of the Thrift. The Memorandum of Understanding requires the Thrift to (i) increase board participation in the affairs of the Thrift; (ii) retain management acceptable to the FDIC to include a qualified chief executive officer; (iii) submit a revised mid-range strategic plan including a formal organizational chart; (iv) develop, revise, adopt, and implement a written liquidity and Asset Liability Management policy; (v) eliminate and/or correct all internal routine and control deficiencies and develop an internal audit program; (vi) eliminate and/or correct all violations of law; (vii) furnish written progress reports to the FDIC and DFI. In addition a separate Memorandum of Understanding was established for the information systems of the Thrift. The Memorandum of Understanding required the Thrift to (i) form an information systems steering committee;
(ii) retain an acceptable information system manager through the holding company; (iii) establish a formal management reporting system to ensure adequate and effective monitoring of the data processing activities; (iv) develop and implement information system policies and procedures, appoint an officer to monitor delivery and performance of such services, develop and implement a plan to ensure the Thrift's computer systems are Year 2000 compliant, provide training of appropriate personnel in information systems policies and procedures, appoint a security officer and implement a security program; (v) provide for a comprehensive information systems audit program;
(vi) furnish written progress repots to the FDIC and DFI. As of the date of this report, Management believes the Thrift is in substantial compliance with the terms of the Memorandum of Understanding.

DIVIDENDS
The Company may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, such a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation's assets equal at least 125% of its liabilities and certain other conditions are met. Since the 125% ratio translates into a minimum capital ratio of 20%, most bank holding companies, including the Company based on its current capital ratios, are unable to meet this last test.

The primary source of funds for payment of dividends by the Company to its shareholders is the receipt of dividends and management fees from the Bank and, to a lesser extent, the Thrift. The Company's ability to receive dividends from the Bank is limited by applicable state and federal law. A California state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (I) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, with the approval of the Commissioner of Financial Institutions (the "Commissioner"), a bank may pay dividends in an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year.

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

REGULATORY CAPITAL REQUIREMENTS
Each of the Company, the Bank and Town & Country is required to maintain a minimum risk-based capital ratio of 8% (at least 4% in the form of Tier 1 capital) of risk-weighted assets and off-balance sheet items. "Tier 1" capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves. In calculating the relevant ratio, a bank's assets and off-balance sheet commitments are risk-weighted: thus, for example, loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for interbank obligations, and 0% for vault cash and U.S. Government and Government Agency securities).

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

Recent federal regulation established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized." Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks. If a bank does not meet the minimum capital requirements set by its regulators, the regulators are compelled to take certain actions, which may include a prohibition on payment of dividends to a parent holding company and requiring adoption of an acceptable plan to restore capital to an acceptable level. Failure to comply will result in further sanctions, which may include orders to raise capital, merge with another institution, restrict transactions with affiliates, limit asset growth or reduce asset size, divest certain investments and /or elect new directors. It is Capital Corp's intention to maintain risk-based capital ratios for itself and for the Bank and Town & Country at above the minimum for the "well capitalized" level (6% Tier 1 risk-based; 10% total risk-based) and to maintain the leverage capital ratio for County Bank above the 5% minimum for "well-capitalized" banks. At December 31, 1998, the Company's leverage, Tier 1 risk-based and total risk-based capital ratios were 7.58%, 10.69% and 11.94%, and the Bank's leverage, Tier 1 risk-based and total risk-based capital ratios were 6.73%, 9.86% and 11.11%. No assurance can be given that the Company or the Bank will be able to maintain capital ratios in the "well capitalized" level in the future.

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

This legislation will increase the Bank's premiums, as it will be required to share in the cost of carrying the FICO bonds. The increase will be slight until the year 2000, at which time it will increase.

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

COMMUNITY REINVESTMENT ACT
The Community Reinvestment Act ("CRA") requires each bank to identify the communities served by the bank's offices and to identify the types of credit the bank is prepared to extend within such communities. It also requires the bank's regulators to assess the bank's performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions and other transactions, such as the Branch Acquisition. An unsatisfactory rating may be the basis for denying such an application. The Bank completed a CRA examination as of December 1997, and received an "outstanding" rating.

POTENTIAL ENFORCEMENT ACTIONS
Banks and their institution-affiliated parties may be subject to potential enforcement actions by the bank regulatory agencies for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties. See " -- County Bank" and " -- Town and Country."

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

   - Interstate de novo branching is permitted to a bank only if a state adopts legislation to "opt in" to interstate de novo branching authority.
   LIMITATIONS ON CONCENTRATIONS. An interstate banking application may not be approved if the applicant and its depository institution affiliates would control more than 10% of insured deposits nationwide or more than 30% of insured deposits in the state in which the bank to be acquired in located. These limits do not apply to mergers solely between affiliates. States may waive the 30% cap on a nondiscriminatory basis. Nondiscriminatory state caps on deposit market share of a depository institution and its affiliates are not affected.
   AGENCY AUTHORITY. A bank subsidiary of a bank holding company is authorized to receive deposits, renew time deposits, close loans, service loans and receive payments on loans as an agent for a depository institution affiliate without being deemed a branch of the affiliate. A bank is not permitted to engage, as agent for an affiliate, in any activity as agent that it could conduct as a principal, or to have an affiliate, as its agent, conduct any activity that it could not conduct directly, under federal or state law.
   HOST STATE REGULATION. Out-of-state banks seeking to acquire or establish a branch are required to comply with any nondiscriminatory filing requirements of the host state where the branch is located. The host state may set notification and reporting requirements for a branch of an out-of-state bank. A branch of an out-of-state bank is subject to all of the laws of the host state regarding intrastate branching, consumer protection, fair lending and community reinvestment. A branch of an out-of-state bank is not permitted to conduct any activities at the branch that are not permissible for a bank chartered by the host state.
   MEETING LOCAL CREDIT NEEDS. CRA evaluations are required for each state in which an interstate bank has a branch. Interstate banks are prohibited from using out-of-state branches "primarily for the purpose of deposit production." Federal banking agencies have adopted regulations to ensure that interstate branches are being operated with a view to the needs of the host communities.
   CALIFORNIA LAW. In October 1995, California enacted state legislation in accordance with authority under the Riegle-Neal Act. This law permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on state-wide market share for deposits as permitted by the Riegle-Neal Act. This law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of-state banks and to have out-of-state banks conduct similar agency activities on their behalf.

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

SELECTED STATISTICAL INFORMATION

The following tables in pages 12 through 15 present certain statistical information concerning the business of the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" at ITEM 7, pages 12 through 24 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference, and with the Company's Consolidated Financial Statements and the Notes thereto included in Item 14, pages 27 through 48 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference. The statistical information that follows is generally based on average daily amounts.

INTEREST RATE SENSITIVITY

The interest rate gaps reported in the table below arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company's interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all repricing intervals. For purposes of the analysis below, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. Actual payment patterns may differ from contractual payment patterns.


                                                                        BY REPRICING INTERVAL
                                     ---------------------------------------------------------------------------------------
                                                       After three
                                           Within        months,       After one                   Noninterest-
                                           three         within       year, within      After        bearing
(Dollars in thousands)                     months       one year       five years    five years       funds         Total
                                     ---------------------------------------------------------------------------------------
ASSETS
Federal funds sold                       $  19,125     $       -       $       -      $      -       $     -      $ 19,125
Time deposits at other institutions            600             -               -             -             -           600
Investment securities                        9,033        20,397          42,130        83,307             -       154,867
Loans                                      150,078        49,010          59,561        10,284             -       268,933
Noninterest-earning assets and
    allowance for loan losses                    -             -               -             -        56,334        56,334
                                         ---------     ---------       ---------      ---------      -------      --------
Total assets                             $ 178,836     $  69,407       $  101,691     $  93,591      $56,334      $499,859
                                         =========     =========       ==========     =========      =======      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Savings, money market & NOW deposits     $ 317,597     $       -       $       -      $      -       $     -      $317,597
Time deposits                               41,585        68,685          16,343             -             -       126,613
Other interest-bearing liabilities           7,100           103               -         3,263             -        10,466
Other liabilities and shareholders'
equity                                           -             -               -             -        45,183        45,183
                                         ---------     ---------       ---------      ---------      -------      --------
Total liabilities and shareholders'
equity                                   $ 366,282     $  68,788       $  16,343      $  3,263       $45,183      $499,859
                                         =========     =========       ==========     =========      =======      ========
Interest rate sensitivity gap            $(187,446)    $     619       $  85,348      $ 90,328       $11,151      $      -

Cumulative interest rate sensitivity
gap                                      $(187,446)    $(186,827)      $(101,479)     $(11,151)      $     -             -


The following table sets forth the maturities of investment securities at December 31, 1998 and the weighted average yields of such securities calculated on the basis of the amortized cost and effective yields based on the scheduled maturity of each security. Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.


                              Within One Year   One to Five Years   Five to Ten Years     Over Ten Years
                            -----------------------------------------------------------------------------------------
(Dollars in thousands)        Amount    Yield    Amount   Yield       Amount   Yield     Amount     Yield     Total
Available for sale
securities:
U.S. Treasury and U.S.
     government agencies       $  500  5.72%     $ 5,123  5.71%     $    -      -%     $ 7,008  5.74%     $ 12,631
State and political
subdivisions                      415  5.09        1,305  5.65       1,667   4.49       26,790  4.57        30,177
Mortgage-backed securities         42  6.12          136  9.25       1,663   5.30       54,373  6.29        56,214
Collateralized mortgage
obligations                         -     -            -     -           -      -       29,305  6.31        29,305
Corporate debt securities           -     -        4,330  6.08           -      -        5,388  6.40         9,718
Held to maturity
U.S. Treasury and U.S.
     government agencies            -     -            -     -       1,024   5.79        1,000  7.07         2,024
Mortgage-backed securities          -     -            -     -           -      -       11,486  6.45        11,486
                               ------  ----     --------  ----      ------   ----     --------  ----      --------

Total Securities               $  957  5.46%    $ 10,894  5.89%     $4,354   5.11%    $135,350  5.95%     $151,555
                               ------  ----     --------  ----      ------   ----     --------  ----      --------
                               ------  ----     --------  ----      ------   ----     --------  ----      --------

The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

Loan Portfolio

At December 31, 1998, the Company had approximately $80,210,000 in undisbursed loan commitments of which approximately $12,514,000 related to real estate construction loans. This compares with $55,238,000 at December 31, 1997 of which approximately $11,049,000 related to real estate construction loans. Standby letters of credit were $2,694,000 and $3,243,000, respectively, at December 31, 1998 and December 31, 1997. For further information about the composition of the Company's loan portfolio see "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" section entitled "Credit Risk Management and Asset Quality," pages 18 through 20 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference.

The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to certain underwriting practices. They include analysis of prior credit histories, financial statements, tax returns and cash flow projections of its potential borrowers as well as obtaining independent appraisals on real and personal property taken as collateral and audits of accounts receivable or inventory pledged as security.

The Company also has an internal loan review system as well as periodic external reviews. The results of these reviews are assessed by the Company's audit committee. Collection of delinquent loans is generally the responsibility of the Company's credit administration staff. However, certain problem loans may be dealt with by the originating loan officer. The Board of Directors review the status of delinquent and problem loans on a monthly basis. The Company's underwriting and review practices notwithstanding, in the normal course of business, the Company expects to incur loan losses in the future.

The table that follows shows the maturity distribution of the portfolio of commercial and agricultural loans, real estate construction, real estate mortgage and installment loans on December 31, 1998, as well as sensitivity to changes in interest rates:


                                                                    December 31, 1998
                                           -------------------------------------------------------------------
                                                Within           One to            Over
 (Dollars in thousands)                        One Year        Five Years       Five Years         Total
                                               --------        ----------       ----------         -----
 COMMERCIAL AND AGRICULTURAL
 Loans with floating rates                     $  49,843       $  18,195        $   3,818       $  71,856
 Loans with predetermined rates                    7,405           6,993              991          15,389
                                               ---------       ---------        ---------       ---------
 Subtotal                                         57,248          25,188            4,809          87,245

 REAL ESTATE--CONSTRUCTION
 Loans with floating rates                         5,974           1,454            1,963           9,391
 Loans with predetermined rates                    2,590           1,618              241           4,449
                                               ---------       ---------        ---------       ---------
 Subtotal                                          8,564           3,072            2,204          13,840

 REAL ESTATE--MORTGAGE
 Loans with floating rates                         9,006          50,770           24,041          83,817
 Loans with predetermined rates                       51          13,089                -          13,140
                                               ---------       ---------        ---------       ---------
 Subtotal                                          9,057          63,859           24,041          96,957

 INSTALLMENT                                      40,570          29,054            1,267          70,891
                                               ---------       ---------        ---------       ---------
 Total                                         $ 115,439       $ 121,173        $  32,321       $ 268,933
                                               ---------       ---------        ---------       ---------
                                               ---------       ---------        ---------       ---------


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:


(Dollars in thousands)                                             December 31,
                            -----------------------------------------------------------------------------------------
                                 1998             1997              1996              1995               1994
                            -----------------------------------------------------------------------------------------
                             Amount    %     Amount      %     Amount      %      Amount     %      Amount      %
                             ------   ---    ------     ---    ------     ---     ------    ---     ------     ---
Commercial, financial
   and agricultural          $ 2,618    55%   $ 1,868    48%    $   840   39%     $   944   49%    $   898     49%
Real estate -construction        376     8        640    17       1,421    8          708    9         218     10
Real estate - mortgage         1,260    26      1,058    28         219   31            -   31         376     31
Installment                      521    11        267     7         312   22           49   11         129     10
                             -------  ----    -------   ----    -------  ----     -------  ----    -------    ----
Total                        $ 4,775  100%    $ 3,833   100%    $ 2,792  100%     $ 1,701  100%    $ 1,621    100%
                             -------  ----    -------   ----    -------  ----     -------  ----    -------    ----
                             -------  ----    -------   ----    -------  ----     -------  ----    -------    ----


Loans with significant potential problems or impaired loans are placed on nonaccrual status. Management defines impaired loans as those loans, regardless of past due status, in which management believes the collection of principal and interest process has been exhausted. Nonaccrual loans totaled $1,032,000, $2,611,000, $4,968,000, $4,626,000, and $ 653,000 in 1998, 1997,
1996, 1995, and 1994.

OTHER INTEREST-BEARING ASSETS

The following table relates to other interest bearing assets not disclosed above for the dates indicated. This item consists of a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. The plan is informally linked with universal life insurance policies totaling $4,104,000 for the salary continuation plan.


                                                                       December 31
                                          -----------------------------------------------------------------------
(Dollars in thousands)                       1998           1997            1996          1995         1994
                                             ----           ----            ----          ----         ----
Cash surrender value of life insurance      $ 4,104        $ 3,839        $ 3,134       $ 1,290        $ 288


ITEM V   DEPOSITS

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the years indicated:

Deposits


                                                        For the Year Ended December 31,
                                       ------------------------------------------------------------------
 (Dollars in thousands)                        1998                   1997                 1996
                                               ----                   ----                 ----
                                         Amount     Yield      Amount      Yield     Amount     Yield
                                       ------------------------------------------------------------------
 Noninterest-bearing demand deposits      $63,243     - %        $38,023     - %    $30,549      - %
 Interest-bearing demand deposits          57,602   0.87          38,164   0.90      29,376    0.91
 Savings deposits                         156,956   3.63         117,357   4.11     104,938    4.15
 Time deposits under $100,000              86,020   5.14          58,262   5.61      34,408    5.26


MATURITIES OF TIME CERTIFICATES OF DEPOSITS OF $100,000 OR MORE

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1998 are summarized as follows:


 (Dollars in thousands)
 Remaining Maturity:
 Three months or less                           $ 17,136
 Over three through six months                    10,028
 Over six through twelve months                    8,205
 Over twelve months                                7,233
                                                ---------
 Total                                          $ 42,602
                                                ---------
                                                ---------

ITEM VI   RETURN ON EQUITY AND ASSETS

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

RETURN ON AVERAGE EQUITY AND ASSETS


                                                    For the year ended
                                                       December 31,
                                           ----------------------------------
                                            1998          1997           1996
                                            ----          ----           ----
 Return on average assets                   0.60%         0.13%          0.88%
 Return on average equity                   6.48          1.46          11.05
 Dividend payout ratio                         -             -           0.05
 Average equity to average assets           9.26          8.76           7.96


MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCK MATTERS

The Company's stock is included for quotation on the Nasdaq National Market System with a stock quotation symbol of CCOW. The following table indicates the range of high and low sales prices for the period shown, based upon information provided by the Nasdaq National Market System.


---------------------------------------------------
 1998                       High              Low
---------------------------------------------------
4th quarter                $12.00            $9.38
3rd quarter                 13.37             9.81
2nd quarter                 15.35            12.75
1st quarter                $14.28           $11.67


1997                         High              Low
---------------------------------------------------
4th quarter               $ 14.00          $ 10.33
3rd quarter                 14.50            12.25
2nd quarter                 14.13            10.75
1st quarter               $ 11.08          $  8.50
---------------------------------------------------


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

(2)     DOWNTOWN MERCED BRANCH
The Bank's downtown Merced Branch was located at 606 West 19th Street in Merced until September 2, 1997. On that date, the Bank relocated its downtown Merced branch to 550 West Main Street in Merced and it was re-designated as the main branch of the Bank. The branch and certain centralized lending operations occupy the first floor of the three story building, occupying approximately 9,200 square feet. The Bank will continue to lease the previously occupied building through June, 1999. Management believes that the new facility will be adequate to accommodate the operations of this branch for the foreseeable future.

(3)     ATWATER BRANCH
On October 5, 1981, the Bank opened a branch office at 735 Bellevue Road, Atwater. The building contains approximately 6,000 square feet of interior floor space, and was built at a total cost of approximately $500,000. In 1994, the Bank purchased the lot at a cost of $316,000. Management of the Bank believes that this facility will be adequate to accommodate the operations of this branch for the foreseeable future. The data processing and central service support personnel and related equipment were relocated to the new facility in downtown Merced, as discussed above in late 1997.

(4)     ADMINISTRATIVE HEADQUARTERS
On September 2, 1997, the Company vacated its three previously leased administrative facilities in Merced and relocated to 550 West Main Street in Merced. The facility is a three story facility with a two story attached parking facility and is approximately 29,000 square feet. Approximately 19,800 square feet is occupied by the administrative and central support functions. The facility cost was approximately $5.1 million. Management believes that this facility will be adequate to accommodate the operations of Company for the foreseeable future.

(5)     LOS BANOS BRANCH
On August 15, 1989, the Bank opened a branch office at 1341 East Pacheco Boulevard, Los Banos, located in the Canal Farm Shopping Center. The Bank entered into a five-year lease with a nonaffiliated third party, commencing on August 1, 1989. In October of 1994, the Los Banos branch was relocated to 953 W. Pacheco Boulevard, Los Banos. The Bank entered into a ten-year lease with a non-affiliated third party on the facility. The new facility contains 4,928 square feet of interior floor space. Remodeling and redecorating expenses were approximately $355,000. Management believes that this facility will be adequate to accommodate the operation of the branch for the foreseeable future.

(6)     HILMAR BRANCH
On November 15, 1993, the Bank opened a branch office at 8019 N. Lander Avenue, Hilmar. The building was purchased at a cost of $328,000 and consists of a single story building of approximately 4,456 square feet of interior floor space. Remodeling and redecorating expenses were approximately $53,000. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

(7)     SONORA BRANCH
On January 12, 1996, the Bank received approval to open a full service banking facility at the Crossroads Shopping Center and entered into a five-year lease with a non-affiliated third party on January 12, 1996 for a 2,500 square foot facility. The branch opened April 1, 1996. On August 28, 1998, the Bank relocated from the Crossroads Shopping Center to a larger facility of 3,131 square feet in a nearby shopping center. As part of the move the Bank entered into a ten-year lease with a non-affiliated third party. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

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

(10)    ACQUIRED BRANCHES
On December 11, 1997, the Bank purchased the sites of three former branches of Bank of America. These facilities are located at 640 Main Street, Livingston, 1507 Center Street, Dos Palos and 5121 Hwy 140, Mariposa. The branch in Livingston was purchased at a cost of $251,000 and is a 5,699 square feet facility. The Dos Palos branch was purchased at a cost of $296,000 and is an 8,274 square feet facility. The Mariposa branch was purchased for a cost of $313,000 and is a 4,200 square feet facility. Management believes that these facilities will be adequate to accommodate the banking operations for the foreseeable future.

(11)    MADERA BRANCH
In 1997, the Bank received approval to open a full service facility in Madera and in November 1997 entered into a 6 month lease with a nonaffiliated third party for an approximate 1,100 square foot facility. The Bank has been on a month to month rent agreement since May, 1998. The Company plans to move this branch to a permanent site in late 1999.

THE THRIFT
The Thrift currently operates with four branch offices. The main office is the office in Turlock and the other branch offices are located in Modesto, Visalia and Fresno. All branch offices are leased facilities with minimal leasehold improvements which are anticipated to be adequate to serve the needs of the Thrift in the foreseeable future.


ITEM 3.        LEGAL PROCEEDINGS

As of December 31, 1998, the Company, is not a party to, nor is any of their property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities, except as discussed in a Regulation and Supervision --- County Bank."

The Company is, however, also exposed to certain potential claims encountered in the normal course of business. In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations in the foreseeable future.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not commit any matters to a vote of security holders in the quarter ended December 31, 1998.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

For information concerning the market for the Company's common stock and related shareholder matters, see page 20 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

For selected consolidated financial data concerning the Company, see page 11 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see pages 12 through 24 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference.


ITEM 7A.        MARKET RISK

For management's discussion and analysis of market risk and interest rate risk management, see pages 20 through 21 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Balance Sheets as of December 31, 1998 and 1997 and Audited Consolidated Statements of Income and Comprehensive Income, Shareholders' Equity and Cash Flows for the fiscal years ending December 31, 1998, 1997, and 1996 appear on pages 28 through 31 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference. Notes to the Consolidated Financial Statements appear on pages 32 through 48 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference. The Independent Auditors' Report appears on page 27 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and there were no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the section of the Company's 1998 Proxy Statement titled "Election of Directors," which is to be filed on or about March 31, 1999.

ITEM 11.       EXECUTIVE COMPENSATION

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the section of the Company's 1997 Proxy Statement titled "Information Pertaining to Election of Directors," which is to be filed on or about March 31, 1999.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the Company's 1998 Proxy Statement, which is to be filed on or about March 31, 1999.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the Company's 1998 Proxy Statement, which was filed on or about March 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ONFORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES
    An index of all financial statements and schedules filed as part of this Form 10-K appears below and the pages of the Company's Annual Report to Shareholders for the year ended December 31, 1998 listed, are incorporated herein by reference in response to Item 8 of this report.


-------------------------------------------------------------------------------------------------------------
Financial Statement Schedules:                                                                   Page
                                                                                                 ----
-------------------------------------------------------------------------------------------------------------
Independent Auditor's Report                                                                      27
-------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets as of December 31, 1998 and 1997                                      28
-------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income and Comprehensive Income for the Years Ended 1998,              29
1997, and 1996
-------------------------------------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity for the Years Ended 1998, 1997, and 1996          30
-------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows for the Years Ended 1998, 1997, and 1996                    31
-------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financials                                                                  32
-------------------------------------------------------------------------------------------------------------

(b) REPORTS ON FORM 8-K
    There were no reports filed in the quarter ending December 31, 1998 on Form 8-K.
(c) EXHIBITS
    The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this Form 10-K:


-------------------------------------------------------------------------------------------------------------
                                                                                          Sequentially
   Exhibit                                                                                  Numbered
    Number      Exhibit                                                                         Page
                                                                                           -----------
-------------------------------------------------------------------------------------------------------------
     3.1        Articles of Incorporation (filed as Exhibit 3.1 of the Company's                  *
                September 30, 1996 Form 10Q filed with the SEC on or about
                November 14, 1996).
-------------------------------------------------------------------------------------------------------------
     3.2        Bylaws (filed as Exhibit 3.2 of the Company's September 30, 1996 Form
                10Q filed with the SEC on or about November 14, 1996).                            *
-------------------------------------------------------------------------------------------------------------
     10         Employment Agreement between Thomas T. Hawker and Capital Corp.                   *
-------------------------------------------------------------------------------------------------------------
     10.1       Administration Construction Agreement (filed as Exhibit 10.4 of                   *
                the Company's 1995 Form 10K filed with the SEC on or about
                March 31, 1996).
-------------------------------------------------------------------------------------------------------------
     10.2       Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995 Form 10K           *
                filed with the SEC on or about March 31, 1996).
-------------------------------------------------------------------------------------------------------------
     10.3       401(k) Plan (filed as Exhibit 10.7 of the Company's 1995 Form 10K filed           *
                with the SEC on or about March 31, 1996).
-------------------------------------------------------------------------------------------------------------
     10.4       Employee Stock Ownership Plan (filed as Exhibit 10.8 of the                       *
                Company's 1995 Form 10K filed with the SEC on or about March
                31, 1996).
-------------------------------------------------------------------------------------------------------------
     10.5       Purchase agreement for three branches from Bank of America is                     *
                incorporated herein by reference from Exhibit 2.1 Registration Statement on Form S-2 filed July 14, 1997, File No. 333-31193.
-------------------------------------------------------------------------------------------------------------
     11         Statement Regarding the Computation of Earnings Per Share is
                incorporated herein by reference from Note 1 of the Company's
                Consolidated Financial Statements.
-------------------------------------------------------------------------------------------------------------
     13         Annual Report to Security Holders.
-------------------------------------------------------------------------------------------------------------
      *         Denotes documents which have been incorporated by reference.
-------------------------------------------------------------------------------------------------------------

(d) FINANCIAL STATEMENT SCHEDULES
    All other supporting schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto incorporated herein by reference.

Consent of accountant (for incorporation by reference of report of accountants into form S-8 registration statement.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 19992

                                   CAPITAL CORP OF THE WEST

                                   By:   /s/ THOMAS T. HAWKER
                                      -------------------------------------
                                         THOMAS T. HAWKER
                                         (President and Chief Executive Officer
                                          of Capital Corp of the West)


                                   By:   /s/ R. DALE MCKINNEY
                                      -------------------------------------
                                         R. DALE MCKINNEY
                                        (Senior Vice President and Chief
                                         Financial Officer of Capital Corp
                                         of the West)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Capacity                  Date
---------                        --------                  ----

/s/ LLOYD H. ALHEM               Chairman of the           March 1999
------------------------         Board of Directors
LLOYD H. ALHEM

/s/ HENRY DUPERTUIS              Director                  March 1999
------------------------
HENRY DUPERTUIS


/s/ ROBERT E. HOLL               Director                  March 1999
------------------------
ROBERT E. HOLL


/s/ BERTYL W. JOHNSON            Director                  March 1999
------------------------
BERTYL W. JOHNSON


/s/ DOROTHY L. BIZZINI           Director                  March 1999
------------------------
DOROTHY L. BIZZINI


/s/ JERRY E. CALLISTER           Director                  March 1999
------------------------
JERRY E. CALLISTER

/s/ JAMES W. TOLLADAY            Director                  March 1999
------------------------
JAMES W. TOLLADAY


/s/ JACK F. CAUWELS              Director                  March 1999
------------------------
JACK F. CAUWELS


/s/ THOMAS T. HAWKER             Director/CEO and          March 1999
------------------------         Principal Operations
THOMAS T. HAWKER                 Officer


/s/ JOHN FAWCETT                 Director                  March 1999
------------------------
JOHN FAWCETT


/s/ TAPAN MONROE                 Director                  March 1999
------------------------
TAPAN MONROE


/s/ R. DALE MCKINNEY             Chief Financial &         March 1999
------------------------         Accounting Officer
R. DALE MCKINNEY


CAPITAL CORP OF THE WEST