Form 10-Q
period 1999-03-31
CAPITAL CORP OF THE WEST
filed 1999-05-14
CIK 1004740

                                     FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549




  [X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
               of 1934 for the Quarterly Period Ended MARCH 31, 1999

                                         or

  [ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period from              to
                                                    -------------  -----------


Commission File Number: 0-27384
                       -------------------

                              CAPITAL CORP OF THE WEST
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                      California                        77-0405791
            ------------------------------        ----------------------
           (State or other jurisdiction of        IRS Employer ID Number
            incorporation or organization)


                            550 West Main, Merced, CA  95340
                         ---------------------------------------
                        (Address of principal executive offices)


Registrant's telephone number, including area code:    (209) 725-2200
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
Yes   X  No
    ----    ----

The number of shares outstanding of the registrant's common stock, no par value, as of March 31, 1999 was 4,607,102. No shares of preferred stock, no par value, were outstanding at March 31, 1999.

                              CAPITAL CORP OF THE WEST
                                 Table of Contents

PART I.  -- FINANCIAL INFORMATION


 Item 1.  Financial Statements
              Consolidated Balance Sheets                                     3
              Consolidated Statements of Income and Comprehensive Income      4
              Consolidated Statement of Changes in Stockholders Equity        5
              Consolidated Statements of Cash Flows                           6
              Notes to Consolidated Financial Statements                      7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                          10

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk         30




PART II.  -- OTHER INFORMATION

 Item 1.   Legal Proceedings                                                 31
 Item 2.   Changes in Securities                                             31
 Item 3.   Defaults Upon Senior Securities                                   31
 Item 4.   Submission of matters to a vote of Security Holders               31
 Item 5.   Other Information                                                 31
 Item 6.   Exhibits and Reports on Form 8-K                                  31

 SIGNATURES                                                                  33

                              Capital Corp of the West
                            Consolidated Balance Sheets
                                    (Unaudited)


                                                                                                03/31/99             12/31/98
                                                                                                --------             --------
                                                                                                         (In thousands)
                                           ASSETS
     Cash and noninterest-bearing deposits in other banks                                        $    23,833            $   25,771
     Federal funds sold                                                                               11,400                19,125
     Time deposits at other financial institutions                                                     1,850                   600
     Investment securities available for sale, at fair value                                         126,289               141,357
     Investment securities held to maturity at cost, fair value of
     $16,140,000, and $13,584,000 at March 31, 1999 and
     December 31, 1998, respectively                                                                  15,935                13,510
     Loans, net of allowance for loan losses of  $5,383,000, and
     $4,775,000 at March 31, 1999 and December 31, 1998, respectively                                276,439               264,158
     Interest receivable                                                                               3,069                 3,272
     Premises and equipment, net                                                                      13,199                13,319
     Intangible assets                                                                                 5,664                 5,865
     Other assets                                                                                     15,857                12,882
                                                                                                 -----------            ----------
         Total assets                                                                            $   493,535            $  499,859
                                                                                                 -----------            ----------
                                                                                                 -----------            ----------

                            LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
        Noninterest-bearing demand                                                               $    68,972            $   80,290
        Negotiable orders of withdrawal                                                               64,099                71,526
        Savings                                                                                      181,338               165,781
        Time, under $100,000                                                                          85,506                84,011
        Time, $100,000 and over                                                                       42,813                42,602
                                                                                                 -----------            ----------
         Total deposits                                                                              442,728               444,210

          Short term borrowings                                                                          503                 7,203
     Long term borrowings                                                                              3,251                 3,263
     Accrued interest, taxes and other liabilities                                                     3,257                 2,379
                                                                                                 -----------            ----------
     Total  liabilities                                                                              449,739               457,055

     Preferred Stock, no par value; 10,000,000 shares authorized;
      None outstanding
     Common stock, no par value; 20,000,000 shares authorized;
     4,607,102 issued & outstanding at March 31, 1999, and December 31, 1998                          37,142                37,142
     Retained earnings                                                                                 6,785                 5,634
     Accumulated other comprehensive (loss) income                                                      (131)                   28
                                                                                                 -----------            ----------
     Total shareholders' equity                                                                       43,796                42,804
                                                                                                 -----------            ----------
     Total liabilities and shareholders' equity                                                  $   493,535            $  499,859
                                                                                                 -----------            ----------
                                                                                                 -----------            ----------


                             See accompanying notes

                            Capital Corp of the West
             Consolidated Statements of Income and Comprehensive Income
                                    (Unaudited)


                                                                                         For the three months
                                                                                           ended March 31,
                                                                                        1999             1998
                                                                                        ----             ----
                                                                                           (In thousands)
INTEREST INCOME:
     Interest and fees on loans                                                      $     6,712      $     5,687
     Interest on deposits with other financial institutions                                   10               12
     Interest on investments held to maturity:
           Taxable                                                                           184              205
           Non-taxable                                                                        22                -
     Interest on investments available for sale:
           Taxable                                                                         1,533            1,794
           Non-taxable                                                                       324              121
     Interest on federal funds sold                                                          158              273
                                                                                     -----------      -----------
Total interest income                                                                      8,943            8,092

INTEREST EXPENSE:
     Interest on negotiable orders of withdrawal                                             110              118
     Interest on savings deposits                                                          1,358            1,434
     Interest on time deposits, under $100,000                                             1,064            1,050
     Interest on time deposits, $100,000 and over                                            537              365
     Interest on other borrowings                                                            137              336
                                                                                     -----------      -----------
Total interest expense                                                                     3,206            3,303

Net interest income                                                                        5,737            4,789
Provision for loan losses                                                                    507              252
                                                                                     -----------      -----------
Net interest income after provision for loan losses                                        5,230            4,537

NONINTEREST INCOME:
     Service charges on deposit accounts                                                     733              648
     Income from real estate held for sale or development                                    250               22
     Other                                                                                   396              388
                                                                                     -----------      -----------
Total noninterest income                                                                   1,379            1,058

NONINTEREST EXPENSES:
     Salaries and related benefits                                                         2,214            1,963
     Premises and occupancy                                                                  330              325
     Equipment                                                                               491              502
     Professional fees                                                                       331              154
     Marketing                                                                               166              102
     Goodwill and intangible amortization                                                    198              198
     Branch purchase                                                                           -              101
     Supplies                                                                                140              151
     Other                                                                                   926              827
                                                                                     -----------      -----------
Total noninterest expenses                                                                 4,796            4,323

Income before income taxes                                                                 1,813            1,272
Provision for income taxes                                                                   662              435
                                                                                     -----------      -----------
Net income                                                                           $     1,151      $       837
------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
Unrealized (loss) gain on securities arising during the period                              (167)             (31)
Less: reclassification adjustment for (gains) losses included in net income                    -               46
                                                                                     -----------      -----------
Comprehensive Income                                                                 $       984      $       852
                                                                                     -----------      -----------
                                                                                     -----------      -----------
------------------------------------------------------------------------------------------------------------------


Basic earnings per share                                                             $       0.25     $       .18
Diluted earnings per share                                                           $       0.24     $       .18


                             See accompanying notes

                            Capital Corp of the West
             Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)



(Amounts in thousands except number of shares)



                                                       Common Stock                               Accumulated
                                               -------------------------                              Other
                                               Number of                        Retained          Comprehensive
                                                shares          Amounts         earnings             Income               Total
                                               ---------      ----------       ---------         --------------        ----------

Balance, December 31, 1998                     4,607,102      $   37,142       $   5,634         $     28              $   42,804

Net Change in fair market value
  of  investment securities, net of
  tax effect of  $(102)                                -               -               -             (159)                   (159)

Net income                                             -               -           1,151                -                   1,151
                                               ---------      ----------       ---------         --------              ----------

Balance, March 31, 1999                        4,607,102      $   37,142       $   6,785         $   (131)             $   43,796
                                               ---------      ----------       ---------         --------              ----------
                                               ---------      ----------       ---------         --------              ----------


                             See accompanying notes

                              Capital Corp of the West
                       Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                                                           3 months ended           3 months ended
                                                                                              03/31/99                 03/31/98
                                                                                                       (In thousands)
OPERATING ACTIVITIES:
Net income                                                                                 $          1,151         $          837
     Adjustments to reconcile net income to net cash (used) provided by operating activities:
          Provision for loan losses                                                                     507                    252
          Depreciation, amortization and accretion, net                                                 803                    752
          Gain on sale of real estate held for sale                                                     250                     22
     Net increase in interest receivable & other assets                                              (3,951)                  (367)
     Net decrease in deferred loan fees                                                                (313)                   (23)
     Net decrease (increase) in accrued interest payable & other liabilities                          1,318)                  (540)
                                                                                           ----------------         --------------
Net cash (used) provided by operating activities                                                       (235)                   933

INVESTING ACTIVITIES:
     Investment security purchases                                                                     (243)                   (21)
     Proceeds from maturities of investment securities                                               13,030                 15,219
     Proceeds from sales of AFS investment securities                                                     -                 15,615
     Net increase in time deposits in other financial institutions                                   (1,250)                  (401)
     Proceeds from sales of commercial and real estate loans                                            304                    814
     Net increase in loans                                                                          (13,044)                (4,208)
     Purchases of premises and equipment                                                               (281)                  (637)
     Net increase in real estate held for sale                                                            -                   (478)
     Proceeds from sales of real estate held for sale                                                   250                      -
                                                                                           ----------------         --------------
Net cash (used) provided by investing activities                                                     (1,234)                25,903

FINANCING ACTIVITIES:
     Net (decrease) increase in demand, NOW and deposits                                             (3,188)                11,161
     Net increase in certificates of deposit                                                          1,706                  5,664
     Net decrease in other borrowings                                                                (6,712)                  (620)
     Exercise of stock options                                                                            -                     50
                                                                                           ----------------         --------------
Net cash (used) provided by financing activities                                                     (8,194)                16,255

Net (decrease) increase in cash and cash equivalents                                                 (9,663)                43,091

Cash and cash equivalents at beginning of period                                                     44,896                 23,435
                                                                                           ----------------         --------------
Cash and cash equivalents at end of period                                                 $         35,233         $       66,526
                                                                                           ----------------         --------------
                                                                                           ----------------         --------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
     Investment securities net unrealized (losses) gains; net of tax                       $           (159)        $           15
     Interest paid                                                                                    3,195                  3,281
     Transfer of securities from available for sale to held to maturity                               4,327                      -
     Loans transferred to other real estate owned                                                         -                    478


                                See accompanying notes

                              Capital Corp of the West
                     Notes to Consolidated Financial Statements
                        March 31, 1999 and December 31, 1998
                                    (Unaudited)

GENERAL - COMPANY

     Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). During 1998, the Company formed Capital West Group, a new subsidiary that engages in the financial institution advisory business but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Authorized Preferred Stock. As of March 31, 1999 there were 4,607,102 common shares outstanding, held of record by approximately 2,200 shareholders. There were no preferred shares outstanding at March 31, 1999. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, and the Bank's subsidiaries, Capital West Group and the Thrift, unless context otherwise requires.

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

INDUSTRY AND MARKET AREA

     The Bank engages in general commercial banking business primarily in Merced, Tuolumne, Mariposa, Madera and Stanislaus counties. The Bank has thirteen branch offices: two in Merced with one branch centrally located and the other in downtown Merced located within the Bank's administrative office building, offices in Atwater, Turlock, Hilmar, Sonora, Los Banos, Mariposa, Livingston, Dos Palos, Madera and two offices in Modesto. The Bank relocated its existing administrative office and existing branch in downtown Merced to a new facility constructed in 1997. The Thrift engages in the general consumer lending business primarily in Stanislaus, Fresno, and Tulare counties from its main office in Turlock; and branch offices located in Modesto, Visalia, and Fresno.

OTHER FINANCIAL NOTES

     All adjustments which in the opinion of Management are necessary for a fair presentation of the Company's financial position at March 31, 1999 and December 31, 1998 and the results of operations for the three month period ended March 31, 1999 and 1998, and the statements of cash flows for the three months ended March 31, 1999 and 1998 have been included. The interim results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1998.

     The accompanying unaudited financial statements have been prepared on a basis consistent with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

     Per share information is based on the weighted average number of shares of common stock outstanding during each three-month period after giving retroactive effect for the 5% stock dividend declared for shareholders of record May 7, 1998, payable September 1, 1998. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

  The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and nine month periods ending March 31, 1999 and 1998:


                                                   For The Three Months
                                                     Ended March 31,
                                             -------------------------------
(In thousands, except per share data)             1999             1998
                                             --------------     ------------
Basic EPS computation:
     Net income                              $      1,151       $        837
                                             ------------       ------------
                                             ------------       ------------
     Average common shares
     outstanding                                    4,607              4,599
                                             ------------       ------------
                                             ------------       ------------
Basic EPS                                    $       0.25       $        .18
                                             ------------       ------------
                                             ------------       ------------

Diluted EPS Computations:
     Net income                              $      1,151       $        837
                                             ------------       ------------
                                             ------------       ------------
     Average common shares
     Outstanding                                    4,607              4,599
     Stock options                                    135                145
                                             ------------       ------------
                                                    4,742              4,744
                                             ------------       ------------
                                             ------------       ------------
Diluted EPS                                  $       0.24       $       0.18
                                             ------------       ------------
                                             ------------       ------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 133 supersedes Statements No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting operation. SFAS 133 is effective for all fiscal quarters of fiscal years beginning September 15, 1999, with early application encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial condition.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998

     OVERVIEW. For the three months ended March 31, 1999 the Company reported record net income of $1,151,000. This compares to $837,000 for the same period in 1998 and represents an increase of $314,000 or 38%. Basic and fully diluted earnings per share were $.25 and $.24 for the three months ending March 31, 1999. This compares to basic and fully diluted earnings per share of $.18 for the three months ending March 31, 1998 and represents an increase of $0.07 and $0.06 per share, respectively. The annualized return on average assets was .94% and .78% for the first three months of 1999 and 1998. The Company's annualized return on average equity was 10.56% and 8.01% for the three months ended
March 31, 1999 and 1998.

     NET INTEREST INCOME. The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. Net interest income for the three months ended March 31, 1999 totaled $5,737,000 and represented an increase of $948,000 or 20% when compared to the $4,789,000 achieved during the three months ended March 31, 1998.

     Total interest and fees on earning assets were $8,943,000 for the three months ended March 31, 1999, an increase of $851,000 or 11% from the $8,092,000 for the same period in 1998. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in interest income for the three months ended March 31, 1999 was primarily the result of an increase in the volume of interest-earning assets. Average interest-earning assets for the three months ended March 31, 1999 were $434,811,000 compared with $375,683,000 for the three months ended March 31, 1998, an increase of $59,128,000 or 16%.

     Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $3,206,000 for the three months ended March 31, 1999, compared with $3,303,000 for the three months ended March 31, 1998, a decrease of $97,000 or 3%. This decrease was primarily the result of a decrease in the rates of interest-bearing liabilities. Average interest-bearing liabilities were $373,814,000 for the three months ended March 31, 1999 compared with $326,930,000 for the same three months in 1998, an increase of $46,884,000 or 14%. Average interest rates paid on interest-bearing liabilities were 3.43% for the three months ending March 31, 1999 compared with 4.10% for the same three months of 1998, a decrease in interest rates paid of 0.67% or 16%.

     The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets. The Company has not opened any new branch locations since the purchase of three branches of Bank of America in December 1997.

     The Company's net interest margin, the ratio of net interest income to average interest-earning assets, was 5.28% for the three months ended March 31, 1999 compared with 5.17% for the same period in 1998. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's increase in net interest margin was primarily attributable to a moderate change in the mix of interest-earning assets. Loans as a percentage of average interest-earning assets were 63% for the three months ended March 31, 1999 compared to 58% for the three months ended March 31, 1998.

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

             AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS



                                                              Three months ended                     Three months ended
                                                                 March 31, 1999                        March 31, 1998
                                                      Average                                    Average
                                                      Balance        Interest     Yield/rate     Balance      Interest   Yield/rate
                                                                               (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold                                   $  12,917       $    158       4.89%        $ 20,041     $    273      5.52%
Time deposits at other financial institutions              706             10       5.40%             820           12      5.93
Taxable investment securities:                         115,332          1,717       5.95%         128,008        1,999      6.33
Nontaxable investment securities (1)                    30,147            346       4.59            9,215          121      5.33
Loans, gross: (2)                                      275,709          6,712       9.74          217,599        5,687     10.60
                                                     ---------       --------     ------         --------     --------   -------
Total interest-earning assets:                         434,811          8,943       8.23%         375,683        8,092      8.74
Allowance for loan losses                               (4,852)                                    (4,073)
Cash and due from banks                                 20,789                                     20,606
Premises and equipment, net                             13,212                                     13,153
Interest receivable and other assets                    26,395                                     22,094
                                                     ---------                                   --------
Total assets                                         $ 490,355                                   $427,463
                                                     ---------                                   --------
                                                     ---------                                   --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Negotiable order of withdrawal                       $  66,033       $    110       0.67         $ 53,560     $    118      0.89
Savings deposits                                       172,237          1,358       3.15          148,507        1,434      3.92
Time deposits                                          127,679          1,601       5.02          102,965        1,415      5.57
Other borrowings                                         7,865            137       6.97           21,898          336      6.22
                                                     ---------       --------     ------         --------     --------   -------
Total interest-bearing liabilities                     373,814          3,206       3.43          326,930        3,303      4.10

Noninterest-bearing deposits                            69,818                                     56,419
Accrued interest, taxes and other liabilities            3,107                                      2,342
                                                     ---------                                   --------
     Total liabilities                                 446,739                                    385,691

Total shareholders' equity                              43,616                                     41,772
                                                     ---------                                   --------
Total liabilities and shareholders' equity           $ 490,355                                   $427,463
                                                     ---------                                   --------
                                                     ---------                                   --------

Net interest income and margin (3)                                   $  5,737       5.28%                     $  4,789      5.17%
                                                                     --------     ------                      --------   -------
                                                                     --------     ------                      --------   -------


(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $193,000 and $343,000 for March 31, 1999 and 1998 respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

Net Interest Income Variance Analysis:


                                                               March 31, 1999 compared to March 31, 1998

                                                        Volume               Rate                    Total
                                                      --------            --------                 --------
                                                                (Dollars in thousands)
Increase (decrease) in interest  income:
Federal funds sold                                    $   (85)            $    (37)                $  (122)
Time deposits at other financial institutions              (1)                  (2)                     (3)
Taxable investment securities                            (176)                 (98)                   (274)
Tax-exempt investment securities                          242                  (17)                    225
Loans                                                   1,504                 (479)                  1,025
                                                      -------             --------                 -------
Total                                                   1,484                 (633)                    851
                                                      -------             --------                 -------
                                                      -------             --------                 -------
Increase (decrease) interest expense:
Interest bearing demand                                    25                  (33)                     (8)
Savings deposits                                          221                 (297)                    (76)
Time deposits                                             334                 (148)                    186
Other borrowings                                         (236)                  37                    (199)
                                                      -------             --------                 -------
Total                                                     344                 (441)                     97
                                                      -------             --------                 -------
                                                      -------             --------                 -------
Increase in net interest income                       $ 1,140             $   (192)                $   948
                                                      -------             --------                 -------
                                                      -------             --------                 -------


     PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended March 31, 1999 was $507,000 compared with $252,000 for the three months ended March 31, 1998, an increase of $195,000 or 77%. See "Allowance for Loan Losses" contained herein. As of March 31, 1999 the allowance for loan losses was $5,383,000 or 1.91% of total loans. At March 31, 1999, nonperforming assets totaled $2,456,000 or .45% of total assets, nonperforming loans totaled $2,209,000 or .78% of total loans and the allowance for loan losses totaled 244% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio. Also see "Memorandum of Understanding" contained herein.

     NONINTEREST INCOME. Noninterest income increased by $321,000 or 30% to $1,379,000 for the three months ended March 31, 1999 compared with $1,058,000 in the same period in 1998. Service charges on deposit accounts increased by $85,000 or 13% to $733,000 for the three months ended March 31, 1999 compared with $648,000 for the same period in 1998. Income from the sale of real estate held for sale or development increased by $228,000 over 1998 levels, and other income increased by $8,000 or 2% for the three month period ended March 31, 1999 when compared to the same period in 1998. The increase in income from the sale of real estate during the first quarter of 1999 resulted from the sale of a property that was previously written off.

NONINTEREST EXPENSE. Noninterest expenses increased by $473,000 or 11% to $4,796,000 for the three months ended March 31, 1999 compared with $4,323,000 for the same period in 1998. The primary components of noninterest expenses were salaries and employee benefits, furniture and equipment expenses, occupancy expenses, professional fees, and other operating expenses.

     For the three months ended March 31, 1999, salaries and related benefits increased by $251,000 or 13% to $2,214,000 from the $1,963,000 recorded for the same period in 1998. Equipment expenses decreased by $11,000 or 2% to $491,000 during the three months ended March 31, 1999 from the $502,000 experienced during the same period in 1998. When comparing the results of the three months ending March 31, 1999 to three months ending March 31, 1998, premises and occupancy expenses increased $5,000 or 2%, professional fees increased by $177,000 or 115%, marketing expenses increased by $64,000 or 63%, goodwill and intangible amortization expense did not change from 1998 levels, supplies expense decreased by $11,000 or 7%, and other expenses increased by $99,000 or 12%. The salary expense increases were primarily the result of increased staffing levels and normal salary progression. Increased professional fees were the result of increased use of consultants to identify and develop profitability enhancement strategies, and increased marketing expenditures designed to provide greater market penetration within our existing markets. Expenses for branch purchases incurred in 1998 were the result of trailing expenses related to the acquisition of three branches purchased from Bank of America in December, 1997.

     PROVISION FOR INCOME TAXES. The Company recorded an increase of $227,000 or 52% in the income tax provision to $662,000 for the three months ended March 31, 1999 compared to the $435,000 recorded for the same period in 1998. During the first quarter of 1999, the Company experienced an effective tax rate of 37% compared to 34% recorded for the same period in 1998. The increase in income taxes during the first quarter of 1999 is primarily related to a reduction in the overall size of the California Enterprise Zone tax credit that was recorded. This credit is the result of certifying eligible employees that work within the Merced-Atwater Enterprise Zone and may fluctuate over time. Overall income tax expense was reduced in both 1999 and 1998 by utilizing federal low income housing credits that were obtained from investments in limited partnerships in low-income affordable housing projects. The Company had investments in these partnerships of $5,736,000 as of March 31, 1999 and $4,300,000 as of March 31, 1998, resulting in tax credits of $80,000 and 79,000 respectively.

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

     The following tables set forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1999, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.


                                                                       AT MARCH 31, 1999
                                            ---------------------------------------------------------------------------------------
                                                             AFTER 3        AFTER 1
                                                               BUT          YEAR BUT
                                              WITHIN         WITHIN          WITHIN         AFTER       NONINTEREST-
                                             3 MONTHS       12 MONTHS        5 YEARS       5 YEARS        BEARING           TOTAL
                                            ---------       ---------       ---------    ---------      ------------     ----------
                                                                   (DOLLARS IN THOUSANDS)
 ASSETS
 Time deposits at other banks               $   1,850       $       -       $       -    $       -      $          -     $    1,850
 Federal funds sold                            11,400               -               -            -                 -         11,400
 Investment securities                          8,941          18,812          34,584       76,380             3,507        142,224
 Loans                                        135,148          39,075          73,041       34,508                 -        281,822
                                            ---------       ---------       ---------    ---------      ------------     ----------
 Total earning assets                         157,339          57,937         107,625      110,888      $      3,507        437,296
 Noninterest-earning assets and
   allowances for loan losses                       -               -               -            -            56,239         56,239
                                            ---------       ---------       ---------    ---------      ------------     ----------
 Total assets                               $ 157,339       $  57,937       $ 107,625    $ 110,888      $     59,746     $  493,535

 LIABILITIES AND
      SHAREHOLDERS' EQUITY
 Demand deposits                            $       -       $       -       $       -    $       -      $     68,972     $   68,972
 Savings, money market and NOW
    deposits                                  245,437               -               -            -                 -        245,437
 Time deposits                                 38,562          75,014          14,743            -                 -        128,319
 Other interest-bearing liabilities               400             103               -        3,251                 -          3,754
 Other liabilities and shareholders'
   equity                                           -               -               -           -             46,255         47,053
                                            ---------       ---------       ---------    ---------      ------------     ----------
 Total liabilities and shareholders'
 equity                                       284,399          75,117          14,743        3,251           116,025     $  493,535
 Incremental gap                             (127,060)        (17,180)         92,882      107,736           (56,279)
 Cumulative gap                             $(127,060)      $(144,240)      $ (51,358)   $  56,279      $          -
 Cumulative gap as a % of earning
   assets                                      (29.06)%        (32.98)%        (11.74)%      12.87%

  The Company was liability-sensitive with a negative cumulative one-year gap of $144,240,000 or (32.98)% of interest-earning assets at March 31, 1999. In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

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

     An additional measure of interest rate sensitivity that the Company monitors through a detailed model is its expected change in net interest income. This model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's net interest income. Based upon the March 31, 1999 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the market interest rates of 2%, this model estimates the Company's cumulative change in net interest income over the next year would decrease by $585,000 or 2% of net interest income. No assurance can be given that the actual net interest income would not decrease by more than $585,000 or 2% in response to a 2% increase in market interest rates or that actual net interest income would not decrease substantially if market interest rates increased by more than 2%. Also see "Memorandum of Understanding" contained herein. At the Bank's most recent examination, the regulators felt that the then current model that was used by the Bank was not adequate for a bank of its current size and complexity. During the second quarter of 1998, the Company contracted with interest rate sensitivity consultants to provide additional expertise in the interest rate sensitivity modeling process and has updated the model it uses for interest rate risk analysis. The estimates stated above were derived from this updated model.

FINANCIAL CONDITION

      Total assets at March 31, 1999 were $493,535,000, a decrease of $6,324,000 or 1% compared with total assets of $499,859,000 at December 31, 1998. Net loans were $276,439,000 at March 31, 1999, an increase of $12,281,000 or 5%
compared with net loans of $264,158,000 on December 31, 1998. Deposits were $442,728,000 at March 31, 1999, a decrease of $1,482,000 or less than 1%
compared with deposits of $444,210,000 at December 31, 1998. The reduction in total assets of the Company from December 31, 1998 to March 31, 1999 was primarily the result of a reduction in leverage that was maintained in the Company's investment portfolio. During the first quarter of 1999, maturities that occurred within the investment portfolio were used, in part, to repay short term borrowings that were secured by a portion of the Company's investment portfolio

     Total shareholders' equity was $43,796,000 at March 31, 1999, an increase of $992,000 or 2% from $42,804,000 at December 31, 1998. The growth in shareholders' equity from December 31, 1998 to March 31, 1999 was primarily achieved through the retention of accumulated earnings.

INVESTMENT PORTFOLIO. The following table sets forth the carrying amount (fair value) of available for sale investment securities as of March 31, 1999 and December 31, 1998.

                                               MARCH 31            DECEMBER 31
                                             ----------------------------------
                                                1999                  1998
 (In thousands)
 Available for sale securities:
 -----------------------------------
 U.S.  Treasury and U.S.  Government
   agencies                                  $      12,058         $     12,711
 State and political subdivisions                   25,481               30,192
 Mortgage-backed securities                         50,797               56,048
 Collateralized mortgage obligations                24,509               29,264
 Corporate debt securities                           9,937                9,878
 Other securities                                    3,507                3,264
                                             -------------         ------------
 Carrying amount and fair value              $     126,289         $    141,357
                                             -------------         ------------
                                             -------------         ------------

          The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at March 31, 1999 and December 31, 1998.


                                                MARCH 31         DECEMBER 31
                                                ----------      ------------
 (Dollars in thousands)                           1999               1998
 Held To Maturity Securities:
-----------------------------
 U.S. Treasury and U.S. Government
   agency                                       $    1,019      $     2,024
 State and political subdivisions                    4,400                -
 Mortgage-backed securities                         10,516           11,486
                                                ----------      -----------
 Carrying amount (amortized cost)               $   15,935      $    13,510
                                                ----------      -----------
                                                ----------      -----------
 Fair value                                     $   16,140      $    13,584
                                                ----------      -----------
                                                ----------      -----------

     The following table sets forth the maturities of the Company's investment securities at March 31, 1999 and the weighted average yields of such securities calculated on the basis of the cost and effective yields based on the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.


                                                                             AT MARCH 31, 1999
                                          -----------------------------------------------------------------------------------------
                                          WITHIN ONE YEAR     ONE TO 5 YEARS    FIVE TO TEN YEARS       OVER TEN YEARS      TOTAL
                                          AMOUNT    YIELD     AMOUNT     YIELD    AMOUNT     YIELD     AMOUNT     YIELD    AMOUNT
 (Dollars in thousands)
 Available for Sale Securities:
 Treasury and U.S. Government agency      $    501   6.02%     $ 6,049    5.76%     $    -        -%  $   5,508    6.45%   $ 12,058
 State and political                           253   4.99          532    7.80       1,662     4.08      23,034     4.49     25,481
 Mortgage-backed securities                     18   7.67        1,483    5.59         572     6.89      48,724     5.90     50,797
 Collateralized mortgage obligations             -      -            -      -          714     4.60      23,795     6.05     24,509
 Corporate debt securities                       -     -         4,258    6.07           -     -          5,679     6.28      9,937
                                          -----------------------------------------------------------------------------------------
 Carrying amount and fair value                772   5.72       12,322    5.70       2,948     4.75     106,740     5.68    122,782
                                          -----------------------------------------------------------------------------------------
 Held to maturity securities:
 Treasury and U.S. Government agency             -      -            -        -      1,019     5.79          -        -       1,019
 State and political                                                                                      4,400     5.14      4,400
 Mortgage-backed securities                      -      -            -        -          -      -        10,516     6.58     10,516
                                          -----------------------------------------------------------------------------------------
 Carrying amount (amortized cost)                -     -             -        -      1,019     5.79      14,916     6.16     15,935
                                          -----------------------------------------------------------------------------------------
 Total securities                         $    772   5.72%     $12,322    5.70%     $3,967    5.02%   $ 121,656    5.74%   $138,717
                                          --------   ----      -------    ----      ------    ----    ---------    -----   --------
                                          --------   ----      -------    ----      ------    ----    ---------    -----   --------

     In the above table, mortgage-backed securities and collateralized mortgage obligations are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules. The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity. Also see "Memorandum of Understanding" contained herein.

LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio at the dates indicated.


                                                               AT MARCH 31,                           AT DECEMBER  31,
                                                    --------------------------------         ----------------------------------
   (Dollars in thousands)                                          1999                                     1998
                                                                   ----                                     ----
                                                                            Percent                                   Percent
   Loan Categories:                                   Dollar Amount         of loans         Dollar Amount            of loans
                                                    ----------------        --------         --------------           --------
   Commercial                                       $         43,221            15%          $       37,609             14%
   Agricultural                                               46,733            16                   49,636             18
   Real estate construction                                   16,098             6                   13,840              5
   Real estate mortgage                                       98,095            35                   96,957             36
   Consumer                                                   77,675            28                   70,891             27
                                                    ----------------        ------           --------------           --------
   Total                                                     281,822           100%                 268,933            100%
                                                    ----------------        ------           --------------           --------
                                                                            ------                                    --------
   Less allowance for loan losses                             (5,383)                                (4,775)
                                                    ----------------                         --------------
   Net loans                                        $        276,439                         $      264,158
                                                    ----------------                         --------------
                                                    ----------------                         --------------

     The table that follows shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at March 31, 1999:

                                                                                      AT MARCH 31, 1999
                                                           -------------------------------------------------------------------------
                                                                                 AFTER 1 BUT
                                                            WITHIN 1 YEAR       WITHIN 5 YEARS     AFTER 5 YEARS         TOTAL
                                                           -------------------------------------------------------------------------
                                                                                         (IN THOUSANDS)
 Commercial and agricultural
   Loans with floating interest rates                      $           51,255   $         18,795   $         4,037    $       74,087
   Loans with fixed interest rates                                      7,635              7,210             1,022            15,867
                                                           ------------------   ----------------   ---------------    --------------
           Subtotal                                                    58,890             26,005             5,059            89,954
 Real estate construction
   Loans with floating interest rates                                   9,485              1,929               853            12,267
   Loans with fixed interest rates                                      2,652              1,053               126             3,831
                                                           ------------------   ----------------   ---------------    --------------
           Subtotal                                                    12,137              2,982               979            16,098
 Real estate mortgage
   Loans with floating interest rates                                   9,055             50,737            24,085            83,877
   Loans with fixed interest rates                                         71            14,147                  -            14,218
                                                           ------------------   ----------------   ---------------    --------------
           Subtotal                                                     9,126             64,884            24,085            98,095

 Consumer                                                              37,834             38,476             1,365            77,675
                                                           ------------------   ----------------   ---------------    --------------
           Total                                           $          117,987   $        132,347   $        31,488    $      281,822
                                                           ------------------   ----------------   ---------------    --------------
                                                           ------------------   ----------------   ---------------    --------------

     The table that follows shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at December 31, 1998:


                                                                                          AT DECEMBER 31, 1998
                                                            ------------------------------------------------------------------------
                                                                                 AFTER 1 BUT
                                                            WITHIN 1 YEAR       WITHIN 5 YEARS     AFTER 5 YEARS         TOTAL
                                                            ------------------------------------------------------------------------
                                                                                    (DOLLARS IN THOUSANDS)
 Commercial and agricultural:
   Loans with floating interest rates                       $          49,843   $       18,195     $       3,818    $       71,856
   Loans with fixed interest rates                                      7,405            6,993               991            15,389
                                                            -----------------   --------------     -------------    --------------
           Subtotal                                                    57,248           25,188             4,809            87,245
 Real estate-construction:
   Loans with floating interest rates                                   5,974            1,454             1,963             9,391
   Loans with fixed interest rates                                      2,590            1,618               241             4,449
                                                            -----------------   --------------     -------------    --------------
           Subtotal                                                     8,564            3,072             2,204            13,840
 Real estate-mortgage:
   Loans with floating interest rates                                   9,006           50,770            24,041            83,817
   Loans with fixed interest rates                                         51           13,089                 -            13,140
                                                            -----------------   --------------     -------------    --------------
           Subtotal                                                     9,057           63,859            24,041            96,957
 Consumer                                                              40,570           29,054             1,267            70,891
                                                            -----------------   --------------     -------------    --------------
           Total                                            $         115,439   $      121,173     $      32,321    $     268,933
                                                            -----------------   --------------     -------------    --------------
                                                            -----------------   --------------     -------------    --------------

     OFF-BALANCE SHEET COMMITMENTS. The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

                                                 MARCH 31,           DECEMBER 31,
                                               -----------          -------------
                                                   1999                 1998
                                                  -----                -----
                                                    (DOLLARS IN THOUSANDS)
 Letters of credit                             $     2,554          $   2,694
 Commitments to extend credit                       81,935             76,984
                                               -----------          ---------
 Total                                         $    84,489          $  79,678
                                               -----------          ---------
                                               -----------          ---------

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


                                             AT MARCH 31,          AT  DECEMBER 31,
                                             -----------           ----------------
                                                 1999                    1998
                                                 ----                    ----
                                                    (DOLLARS IN THOUSANDS)
 Cash surrender value of life insurance         $5,151                  $4,104
                                                 -----                   -----
                                                 -----                   -----

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

     The following table summarizes nonperforming assets of the Company at March 31, 1999 and December 31, for the years indicated:


                                                    March 31,      December 31,
                                                      1999             1998
                                                      ----             ----
 (Dollars in thousands)
 Nonaccrual loans                               $        1,967   $        1,032
 Accruing loans past due 90 days or more                   242              413
                                                --------------   --------------
   Total nonperforming loans                             2,209            1,445
 Other real estate owned                                    60               60
 Repossessed automobiles                                   187              132
                                                --------------   --------------
   Total nonperforming assets                   $        2,456   $        1,637
                                                --------------   --------------
                                                --------------   --------------
 Nonperforming assets:
      To total loans                                       .78%             .61%
      To total assets                                      .45%             .33%

     Interest income on loans on nonaccrual status during the three months ended March 31, 1999, and the nine months ended March 31, 1998, that would have been recognized if the loans had been current in accordance with their original terms was approximately $235,000 and $142,000, respectively.

     At March 31, 1999, nonperforming assets represented .45% of total assets, an increase of .12% of total assets compared to the .33% at December 31, 1998. Nonperforming loans represented .78% of total loans at March 31, 1999, an increase of .17% of total loans compared to the .61% at December 31, 1998. Nonperforming loans that were secured by first deeds of trust on real property
were $863,000 at March 31, 1999 and $623,000 at December 31, 1998.   Other forms
of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

     The increase in nonperforming loans and nonperforming assets as of March 31, 1999 compared with their levels as of December 31, 1998, was due primarily to an increase in delinquent agricultural loans coupled with an increase in repossessed automobiles.

     At March 31, 1999, the Company had $60,000 in one property acquired through foreclosure. The property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company does not expect to sell this property during 1999. No assurance can be given that the Company will sell such property during 1999 or at any time or the amount for which such property might be sold. During the first quarter of 1999, one foreclosure property that had previously been written-off was sold for $250,000 resulting in a gain on sale equal to the net sales proceeds.

     In addition to property acquired through foreclosure, the Company has investments in residential real estate lots in various stages of development in Merced County through MAID. MAID held one property for sale or development at March 31, 1999. This investment was completely written off in 1995, although County Bank still retains title to this property. During the first three months of 1999, no lots were sold.

     Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At March 31, 1999 and December 31, 1998, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at March 31, 1999 were 2,209,000 (all of which were also nonaccrual loans), on account of which the Company had made provisions to the allowance for loan losses of $553,000.

     Except for loans that are disclosed above, there were no assets as of March 31, 1999, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the loan loss experience of the Company for the three months ended March 31, 1999 and 1998, and for the year ended
December 31, 1998.




                                                                          MARCH 31                     DECEMBER 31
                                                               ------------------------------          -----------
                                                                  1999                1998                 1998
                                                                  ----                ----                 ----
                                                                              (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                                 $   4,775            $   3,833          $    2,792
                                                               ---------            ---------          ----------
Provision for loan losses                                            507                  252               3,903
Charge-offs:
  Commercial and  agricultural                                       123                  121               2,539
  Real estate construction                                             -                    -                   4
  Consumer                                                           297                  223                 983
                                                               ---------            ---------          ----------
     Total charge-offs                                               420                  344               3,526
                                                               ---------            ---------          ----------
Recoveries
  Commercial and agricultural                                        430                   20                 135
  Real estate-mortgage                                                 -                    -                 100
  Consumer                                                            91                   37                 330
                                                               ---------            ---------          ----------
     Total recoveries                                                521                   57                 565
Net (recoveries) charge-offs                                        (101)                 287               2,961
                                                               ---------            ---------          ----------
Balance at end of period                                       $   5,383            $   3,799          $    4,775
                                                               ---------            ---------          ----------
                                                               ---------            ---------          ----------
Loans outstanding at period-end                                $ 260,114            $ 221,108          $  268,933
                                                               ---------            ---------          ----------
                                                               ---------            ---------          ----------
Average loans outstanding                                      $ 275,709            $ 217,599          $  242,989
                                                               ---------            ---------          ----------
                                                               ---------            ---------          ----------
Net (recoveries) charge-offs to average loans                      (0.04%)                .13%               1.22%
Allowance for loan losses
     To total loans                                                 1.91%                1.72%               1.78%
     To nonperforming assets                                      219.22%              297.02%             301.07%

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

     The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded provisions for loan losses in the first three months of 1999 of $507,000 compared with $252,000 in the same period of 1998. The increase in loan loss provisions in 1998 was primarily due to increased reserves established for the commercial real estate development loan that was charged off in 1997 and, to a lesser extent, reserves to support the general loan growth of the Company.

     The Company's charge-offs, net of recoveries, were $(101,000) for the three months ended March 31, 1999 compared with $287,000 for the same three months in 1998. The decrease in net charge-offs for the first quarter of 1999 was primarily due to a single recovery in excess of $400,000 on a loan that was written-off in the fourth quarter of 1998.

     As of March 31, 1999, the allowance for loan losses was $5,383,000 or 1.91% of total loans outstanding, compared with $4,775,000 or 1.78% of total loans outstanding as of December 31, 1998 and $3,799,000 or 1.72% of total loans outstanding as of March 31, 1998. During the first quarter of 1999, the allowance for loan loss increased $608,000 or 13% compared to December 31, 1998 levels.

     From 1992 to 1996, loan losses were relatively low and stable. In 1998, the Company experienced loan problems and made provisions at levels not previously experienced. As a result, the Company concluded that its historical method of determining the appropriate levels for its allowance and provisions for loan losses should be revised. The Company therefore adopted a new methodology of determining the appropriate level of its allowance for loan losses. This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Company's loan grading and classification system. The Company grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Company's audit committee. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. General reserves are applied to various categories of loans at percentages ranging up to 1.8% based on the Company's assessment of credit risks for each category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or "Special Mention" carry a risk factor from 1.0% to 2.0%; (ii) "Substandard" loans carry a risk factor from 15% to 40% depending on collateral securing the loan, if any; (iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. In addition, a portion of the allowance is specially allocated to identified problem credits. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

     The allowance is based on estimates and ultimate future losses may vary from current estimates. It is always possible that future economic or other factors may adversely affect the Company's borrowers, and thereby cause loan losses to exceed the current allowance. In addition, there can be no assurance that future economic or other factors will not adversely affect the Company's borrowers, or that the Company's asset quality may not deteriorate through rapid growth, failure to enforce underwriting standards, failure to maintain appropriate underwriting standards, failure to maintain an adequate number of qualified loan personnel, failure to identify and monitor potential problem loans or for other reasons, and thereby cause loan losses to exceed the current allowance.

     The following table summarizes a breakdown of the allowance for loan losses by loan category and the allocation in each category as a percentage of total loan allowance at the dates indicated:

                                        MARCH 31,            DECEMBER 31,
                                          1999                   1998
                                        ---------            ------------
                                                AMOUNT                 AMOUNT
                                               TO TOTAL               TO TOTAL
                                              LOAN LOSS               LOAN LOSS
                                    AMOUNT    ALLOWANCE    AMOUNT     ALLOWANCE
                                    ------    ---------    ------     ---------
                                            (DOLLARS IN THOUSANDS)
Commercial and agricultural        $   2,736        51%    $   2,618        55%
Real estate- construction                402         7           376         8
Real estate- mortgage                  1,600        30         1,260        26
Consumer                                 645        12           521        11
                                   ---------       ---     ---------       ---
Total                              $   5,383       100%    $   4,775       100%
                                   ---------       ---     ---------       ---
                                   ---------       ---     ---------       ---

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

     Parts of California experienced significant floods in early 1998. The Company has completed an analysis of its collateral as a result of these floods. Current estimates indicate that there were no material adverse effects to the collateral position of the Company as a result of these events. No assurance can be given that future flooding will not have an adverse impact on the Company
and its borrowers and depositors.   During the second quarter of 1998, an
additional $200,000 was added to the loan loss reserve for possible losses to agricultural loans due to adverse weather conditions.

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

     The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $163,372,000 and $186,853,000 on March 31, 1999 and December 31, 1998, respectively, and constituted 33%, and 37%, respectively, of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $48,838,000 at March 31, 1999 compared with $46,023,000 at December 31, 1998.

     Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $27,379,000, of which $503,000 was outstanding as of March 31, 1999 and $7,203,000 was outstanding as of December 31, 1998. Funds used to reduce outstanding short term borrowings during the first quarter of 1999 were obtained from maturities and curtailments that occurred within the investment portfolio. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

     CAPITAL RESOURCES. Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. In 1997, the Company completed a common stock offering which netted the Company approximately $17,951,000 to add to its capital resources. This addition to capital was necessary to maintain favorable capital ratios through the Company's purchase of the three branches from Bank of America and to support internal growth on the Company's balance sheet. The Company's shareholders' equity increased by $992,000 or 2% from December 31, 1998 to March 31, 1999.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company's financial statements. Management believes, as of March 31, 1999, that the Company, the Bank and the Thrift met all capital requirements to which they are subject. The Company's leverage capital ratio at March 31, 1999 was 8.15% as compared with 8.58% as of December 31, 1998. The Company's total risk based capital ratio at March 31, 1999 was 12.37% as compared to 12.78% as of December 31,1998.

     The Company's and Bank's actual capital amounts and ratios met all regulatory requirements as of March 31, 1999 are summarized as follows:

                                                                                                           To Be Well Capitalized
                                                                                    For Capital            Under Prompt Corrective
 Dollars in thousands                                   Actual                    Adequacy Purposes          Action Provisions:
----------------------------------------------------------------------------------------------------------------------------------
 Consolidated                                  Amount           Ratio            Amount         Ratio      Amount         Ratio
----------------------------------------------------------------------------------------------------------------------------------
 As of March 31, 1999
 Total capital (to risk weighted assets)        $    42,756      11.93%          $   28,682       8.0%     $    35,853    10.0%
 Tier 1 capital (to risk weighted assets)            38,263      10.67               14,341       4.0           21,512     6.0
 Leverage ratio*                                     38,263       7.89               19,388       4.0           24,235     5.0

 The Bank:
 ---------------------------------------------------------------------------------------------------------------------------------
 As of March 31, 1999
 Total capital (to risk weighted assets)        $    34,956      11.34%          $   24,661       8.0%     $   30,826     10.0%
 Tier 1 capital (to risk weighted assets)            31,088      10.08               12,330       4.0          18,496      6.0
 Leverage ratio*                                     31,088       7.13               17,447       4.0          21,809      5.0
----------------------------------------------------------------------------------------------------------------------------------



   * The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

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

          On May 23, 1999 the Company's board of directors authorized management to repurchase up to 200,000 shares or $2,300,000 of the Company's common stock. The Company intends to repurchase shares from time to time in open market transactions. Management's authorization to repurchase Company common stock will continue until withdrawn by the Board of Directors.

     DEPOSITS.  Deposits are the Company's primary source of funds.  At
 March 31, 1999, the Company had a deposit mix of 41% in savings deposits, 29% in time deposits, 16% in interest-bearing checking accounts and 16% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

     The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At March 31, 1999, the Company had no brokered deposits.

     Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 1999 and December 31, 1998 are summarized as follows:

                                    MARCH 31, 1999          DECEMBER 31, 1998
                                  ------------------       --------------------
                                             (DOLLARS IN THOUSANDS)
 Three months or less             $         14,851          $          17,136
 Over three to six months                   11,624                     10,028
 Over six to twelve months                   8,355                      8,205
 Over twelve months                          7,983                      7,233
                                  ----------------          -----------------
 Total                            $         42,813          $          42,602
                                  ----------------          -----------------
                                  ----------------          -----------------


BORROWED FUNDS
At March 31 1999 and December 31, 1998, the Company's borrowed funds consisted of the following:

                                                                       MARCH 31        DECEMBER 31
                                                                      ---------        -----------
 (Dollars in thousands)                                                  1999             1998
                                                                         (DOLLARS IN THOUSANDS)
 Securities sold under agreements to repurchase; dated
   March 25, 1999; fixed rate of 5.69%; payable on
   April 25, 1999                                                     $      400       $     2,100

 FHLB loan, dated January 16, 1997; variable rate of
   5.68%; rate reprices monthly based on the 1 month
   LIBOR; payable on January 25, 1999                                          -             5,000

 FHLB loan, dated July 15, 1994; fixed rate of 7.58%
   payable on July 15, 1999                                                  103               103

 Long-term note from unaffiliated bank dated December 22, 1997;
   fixed rate of 7.80%; principal and interest
   payable monthly at $25,047; payments calculated as
   fully amortizing over 25 years with a 10 year call                      3,251             3,263
                                                                      ----------        -----------
 Total                                                                $    3,754       $    10,466
                                                                      ----------        -----------
                                                                      ----------        -----------

     The decrease in the borrowings was primarily due to amortized principal payments and maturities on available lines of credit with the Federal Home Loan Bank.

RETURN ON EQUITY AND ASSETS

                                      Three months     Three months
                                         ended            ended        Year ended
                                        March 31        March 31       December 31
                                          1999             1998           1998
                                          ----             ----           ----
Annualized return on average assets         .94%            .78%           .60%
Annualized return on average equity       10.56%           8.12%          6.48%
Average equity to average assets           8.89%           9.77%          9.26%

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

     At March 31, 1999, MAID held one real estate project including improved and unimproved land in various stages of development. MAID continues to develop this project, and any amounts realized upon sale or other disposition of this asset above its current carrying value of zero will result in noninterest income at the time of such sale or disposition. During the first three months of 1999, no lots were sold. Although the Company expects that the sale or disposition of its remaining project will result in some positive contribution to noninterest income at some time in the future, no assurance can be given as to whether or when such sale or disposition will be completed or that the amount, if any, that the Company will ultimately realize on such asset or whether such amount will exceed the future expenses required to hold and complete development of the project. The amounts, if any, realized on future disposition of this property will depend on conditions in the local real estate market and the demand, if any, for new development. The Company's regulatory deadline for completing its divestiture of this asset is December 31, 2000.

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

     The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company.

State of Readiness

     The Company has a Year 2000 (Y2K) compliance plan that has been approved by the board of directors. The board of directors is updated monthly on the progress of the plan. The Company is utilizing both internal and external resources to identify, correct, or reprogram its systems to make them they be Year 2000 compliant. The Bank's core banking system, Jack Henry Associates Inc. Silverlake, issued a new software release in August 1999 that is Year 2000 compliant.

     In addition to a review and testing of the Jack Henry Associates Inc. Silverlake product, Capital Corp of the West's Year 2000 Y2K plan also addresses internal systems, customer systems, and vendor systems, including its non-information technology systems, which might be effected by the century date change. The Company is on schedule to meet all internal deadlines set in the plan. The regulatory agencies have identified several areas within the Y2K plan that need additional review. These areas include, but are not limited to, improvement in Y2K communication between subsidiaries, increased focus on core and mission critical systems, and the need to establish firm test dates for the most important "mission critical" systems. The Company is in the process of insuring these additional concerns are addressed within the Y2K plan. The Company's Y2K plan takes a systematic approach to identifying and resolving the hardware and software problems inherent with this date change.

     The Company's Y2K plan is broken into six phases. The awareness phase is ongoing throughout the project. This started with an internal training program to raise the awareness of employees to the Y2K problems and the steps being taken by the Company to resolve these. These training efforts are now being expanded to include customers and the general community through community meetings with civic organizations, and Chambers of Commerce. The inventory phase, which is completed, included such actions as creating a master inventory of all systems within the Company which might be affected by Y2K. The evaluation phase, completed as well, consisted of rating each inventoried system's importance to the day-to-day operation of the Company. The most important systems were rated as "mission critical." The renovation phase is also 100% completed. During this phase, the vendors for each software and hardware system have been contacted and either (a) notified the Company that their product is Y2K compliant, (b) notified the Company as to when a Y2K compliant product will be available or, (c) notified the Company that their product is not Y2K compliant and they have no intention of making it so. The fifth phase is the testing phase, which is also 100% complete. This is by far the costliest and most time consuming part of the project. Each mission critical system was tested for Y2K compliance. This included the Company's core application software and its data communications systems. Additionally, the Company tested many of its other systems which had been deemed non-mission critical. Implementation is the last phase and involves putting the new Y2K compliant software into production. This phase is 80% complete.

     The Company continues to have ongoing communication with significant customers and vendors to determine the extent and provide risk mitigation strategies for those risks created by third parties' failure to remediate their own Year 2000 issues. However, it is not possible, at present, to determine the financial effect if significant customer and vendor remediation efforts are not resolved in a timely manner.

Costs

     The estimated cost to the Company of the Y2K project is projected to be approximately $400,000. Hard costs consist of 30% of this amount, while the remainder is made up of soft costs such as meeting time. No major projects have been delayed or canceled due to these costs and the Y2K costs are not expected to have any effect on the Company's continuing status as a technological leader among community financial organizations. During the first three months of 1999, the Company has incurred approximately $10,000 in Y2K plan expenses.

Risks

     Failure to address all Y2K issues could result in substantial interruptions to the Company's normal business activities. These interruptions could in turn affect the organization's financial condition as well as the business activities of its customers. Through the efforts involved in its Year 2000 project, no major interruptions are expected. However, due to the uncertainty involved in the Year 2000 problem, all of the effects of the century date change to the organization cannot be absolutely determined. Although at this time it is not possible to determine the extent of the adverse financial effects with any specificity, the Company is preparing contingency plans if disruptions occur. Given the Y2K project progress to date and with successful implementation of the remaining phases of the project, management believes that the Company is well positioned to significantly reduce potential negative effects that may exist.

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

     The ability to meet financial and human resources requirements, including the funding of the Company's capital program from operations, is subject to changes in the deposit base, which the company has only limited control and the effect of domestic legislation of federal, state and municipal governments that have jurisdiction in regard to taxes, the environment and human resources.

     The dates on which the Company believes the Year 2000 Project will be completed and implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain financial resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

MEMORANDUM OF UNDERSTANDING

     As a result of a joint examination of the Bank conducted as of January 12, 1998 by FDIC and the Department of Financial Institutions (the "DFI"), the FDIC and the DFI have required the Bank to enter into a Memorandum of Understanding requiring the Bank to do the following:

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

     On May 12, 1999, the DFI contacted the Company with notification that the Memorandum of Understanding was being removed. The FDIC and the DFI agreed that the Bank was in compliance with the terms and conditions of the Memorandum of Understanding and that management had made the changes necessary to allow its removal.

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

     On March 31, 1999, the interest rate position of the Company was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be approximately 1-2% of
net interest income when compared to stable rates.   See "BUSINESS - Selected
Statistical Information - Interest Rate Sensitivity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

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

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5.        OTHER INFORMATION.

In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.


 Exhibits   Description of Exhibits
 --------   -----------------------

 3.1        Articles of Incorporation, incorporated by reference              *
            from (filed as Exhibit 3.1 of the Company's March 31,
            1996 Form 10Q filed with the SEC on or about November
            14, 1996).

 3.2        Bylaws (filed as Exhibit 3.2 of the Company's March               *
            31, 1996 Form 10Q filed with the SEC on or about
            November 14, 1996.)

 10         Employment agreement between Thomas T. Hawker and                 *
            Capital Corp. (filed as Exhibit 10 of the Company's
            1996 Form 10K filed with the SEC on or about March 31,
            1997)

 10.1       Administration Construction Agreement (filed as                   *
            Exhibit 10.4 of the Company's 1995 Form 10K filed with the SEC on or about March 31, 1996).

 10.2       Stock Option Plan (filed as Exhibit 10.6 of the                   *
            Company's 1995 Form 10K filed with the SEC on or about
            March 31, 1996).

 10.3       401 (k) Plan (filed as Exhibit 10.7 of the Company's              *
            1995 Form 10K filed with the SEC on or about March 31,
            1996

 10.4       Employee Stock Ownership Plan (filed as Exhibit 10.8              *
            of the Company's 1995 Form 10K filed with the SEC on or about March 31, 1996).

 10.5       Purchase Agreement for three branches from Bank of                *
            America is incorporated herein by reference from Note
            1 of the Company's Consolidated Financial Statements

b) REPORTS ON FORM 8-K

     None

           * DENOTES DOCUMENTS WHICH HAVE BEEN INCORPORATED BY REFERENCE.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL CORP OF THE WEST
                                        (Registrant)


                                        By  /s/ Thomas T. Hawker
                                          -----------------------------
                                                Thomas T. Hawker
                                                President and
                                                Chief Executive Officer

                                        By  /s/ R. Dale McKinney
                                          -----------------------------
                                                R. Dale McKinney
                                                Chief Financial Officer