Form 10-Q
period 1999-06-30
CAPITAL CORP OF THE WEST
filed 1999-08-13
CIK 1004740

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999

                                      or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________


Commission File Number: 0-27384

                            CAPITAL CORP OF THE WEST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                              77-0405791
  -------------------------------            ----------------------
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

The number of shares outstanding of the registrant's common stock, no par value, as of June 30, 1999 was 4,596,105. No shares of preferred stock, no par value, were outstanding at June 30, 1999.

                            CAPITAL CORP OF THE WEST
                                Table of Contents

PART I.  -- FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Balance Sheets                                                                    3
             Consolidated Statements of Income and Comprehensive Income                                     4
             Consolidated Statement of Changes in Stockholders' Equity                                      5
             Consolidated Statements of Cash Flows                                                          6
             Notes to Consolidated Financial Statements                                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                         10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        32


PART II. -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                                               32
Item 2.    Changes in Securities                                                                           32
Item 3.    Defaults Upon Senior Securities                                                                 32
Item 4.    Submission of matters to a vote of Security Holders                                             33
Item 5.    Other Information                                                                               33
Item 6.    Exhibits and Reports on Form 8-K                                                                33

SIGNATURES                                                                                                 35

                            Capital Corp of the West
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                            06/30/99          12/31/98
                                                                            --------          --------
                                                                                   (In thousands)
                            ASSETS
Cash and noninterest-bearing deposits in other banks                        $  23,329         $  25,771
Federal funds sold                                                              6,625            19,125
Time deposits at other financial institutions                                   1,850               600
Investment securities available for sale, at fair value                       122,884           141,357
Investment securities held to maturity at cost, fair value of
  $16,635,000, and $13,584,000 at June 30, 1999 and
  December 31, 1998.                                                           16,752            13,510
Loans, net of allowance for loan losses of  $5,889,000, and
  $4,775,000 at June 30, 1999 and December 31, 1998.                          300,905           264,158
Interest receivable                                                             3,418             3,272
Premises and equipment, net                                                    13,016            13,319
Intangible assets                                                               5,465             5,865
Other assets                                                                   16,987            12,882
                                                                            ---------         ---------

    Total assets                                                            $ 511,231         $ 499,859
                                                                            ---------         ---------
                                                                            ---------         ---------

             LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing demand                                                   70,429         $  80,290
  Negotiable orders of withdrawal                                              69,811            71,526
  Savings                                                                     179,611           165,781
  Time, under $100,000                                                         90,306            84,011
  Time, $100,000 and over                                                      47,292            42,602
                                                                            ---------         ---------
    Total deposits                                                            457,449           444,210

Short term borrowings                                                           2,702             7,203
Long term borrowings                                                            3,241             3,263
Accrued interest, taxes and other liabilities                                   4,299             2,379
                                                                            ---------         ---------
    Total  liabilities                                                        467,691           457,055

Preferred Stock, no par value; 10,000,000 shares authorized;
  None outstanding
Common stock, no par value; 20,000,000 shares authorized;
  4,596,105 and 4,607,102 issued & outstanding at June 30, 1999, and
  December 31, 1998                                                            37,025            37,142
Retained earnings                                                               7,990             5,634
Accumulated other comprehensive (loss) income, net                             (1,475)               28
                                                                            ---------         ---------
    Total shareholders' equity                                                 43,540            42,804
                                                                            ---------         ---------

    Total liabilities and shareholders' equity                              $ 511,231         $ 499,859
                                                                            ---------         ---------
                                                                            ---------         ---------

                             See accompanying notes

                            Capital Corp of the West
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                           For the Three Months         For the Six Months
                                                                               Ended June 30,             Ended June 30,
                                                                             1999         1998          1999          1998
                                                                           -------      --------       -------      -------
                                                                              (In thousands)              (In thousands)
Interest income:
         Interest and fees on loans                                        $ 7,305       $ 6,081       $14,017      $11,780
         Interest on deposits with other financial institutions                 29            23            39           34
         Interest on investments held to maturity:
               Taxable                                                         183           171           367          369
               Non-taxable                                                      56             -            78            -
         Interest on investments available for sale:
               Taxable                                                       1,431         1,571         2,964        3,354
               Non-taxable                                                     289           146           613          267
         Interest on federal funds sold                                        145           377           303          650
                                                                           -------       -------       -------      -------
                  Total interest income                                      9,438         8,369        18,381       16,454

Interest expense:
         Interest on negotiable orders of withdrawal                           112           123           222          241
         Interest on savings deposits                                        1,426         1,446         2,784        2,880
         Interest on time deposits, under $100,000                           1,077         1,201         2,141        2,251
         Interest on time, $100,000 and over                                   560           296         1,097          661
         Interest on other borrowings                                           93           320           230          656
                                                                           -------       -------       -------      -------
         Total interest expense                                              3,268         3,386         6,474        6,689

Net interest income                                                          6,170         4,983        11,907        9,765
Provision for loan losses                                                      593           738         1,100          990
                                                                           -------       -------       -------      -------
Net interest income after provision for loan losses                          5,577         4,245        10,807        8,775

Other income:
         Service charges on deposit accounts                                   804           690         1,537        1,338
              Income from real estate held for sale                              -           341           250          363
         Other                                                                 420           358           816          746
                                                                           -------       -------       -------      -------
                  Total other income                                         1,224         1,389         2,603        2,447

Other Expenses:
         Salaries and related benefits                                       2,404         1,911         4,618        3,874
         Premises and occupancy                                                393           325           723          650
         Equipment                                                             517           542         1,008        1,044
         Professional fees                                                     362           211           693          365
         Marketing                                                             186           188           352          290
         Goodwill and intangible amortization                                  198           184           396          382
         Branch purchase                                                         -             -             -          101
         Supplies                                                              153           161           293          312
         Other                                                                 934           856         1,860        1,683
                                                                           -------       -------       -------      -------
Total other expenses                                                         5,147         4,378         9,943        8,701

Income before income taxes                                                   1,654         1,256         3,467        2,521
Provision for income taxes                                                     449           393         1,111          828
                                                                           -------       -------       -------      -------
Net income                                                                 $ 1,205       $   863         2,356      $ 1,693
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
Unrealized (loss) gain on securities arising during the period, net         (1,365)           46        (1,524)          15
Less: reclassification adjustment for losses (gains) included
  in net income, net                                                            21          (101)           21          (55)
                                                                           -------       -------       -------      -------
Comprehensive (loss) income, net                                           $  (139)      $   808       $   853      $ 1,653
                                                                           -------       -------       -------      -------
                                                                           -------       -------       -------      -------

Basic earnings per share                                                   $  0.26       $  0.19       $  0.51      $  0.37
Diluted earnings per share                                                 $  0.25       $  0.18       $  0.50      $  0.36
--------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes

                            Capital Corp of the West
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)


(Amounts in thousands except number of shares)

                                           Common Stock                        Accumulated
                                    -------------------------                     other
                                      Number of                  Retained     comprehensive
                                       shares       Amounts      earnings      income, net         Total
                                    ------------  -----------  -----------  -----------------  -------------
Balance, December 31, 1998            4,607,102     $37,142       $ 5,634         $       28       $ 42,804

Stock repurchases                       (13,950)       (146)            -                  -           (146)

Exercise of stock options                 2,953          29             -                  -             29

Net Change in fair market value
  of  investment securities, net of
  tax effect of  $(1,028)                     -           -             -             (1,503)        (1,503)

Net income                                    -           -         2,356                  -          2,356
                                    ------------  -----------  -----------  -----------------  -------------

Balance, June 30, 1999                4,596,105     $37,025       $ 7,990         $   (1,475)      $ 43,540
                                    ------------  -----------  -----------  -----------------  -------------
                                    ------------  -----------  -----------  -----------------  -------------

                             See accompanying notes

                            Capital Corp of the West
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  6 months ended      6 months ended
                                                                                     06/30/99            06/30/98
                                                                                            (In thousands)
OPERATING ACTIVITIES:
Net income                                                                          $    2,356          $    1,693
         Adjustments to reconcile net income to net cash provided by operating activities:
                  Provision for loan losses                                              1,100                 990
                  Depreciation, amortization and accretion, net                          1,546               1,723
                  Gain on sale of real estate held for sale                                250                 363
                  Gain on sale of premises and equipment                                    10                   -
         Net increase in interest receivable & other assets                             (3,862)               (980)
         Net (increase) decrease in deferred loan fees                                    (556)                 64
         Net increase (decrease) in accrued interest payable & other liabilities         2,360                (874)
                                                                                    ----------          ----------
Net cash provided by operating activities                                                3,204               2,979

INVESTING ACTIVITIES:
         Investment security purchases                                                 (16,459)            (35,612)
         Proceeds from maturities of investment securities                              22,046              26,099
         Proceeds from sales of AFS investment securities                                6,779              15,615
         Net increase in time deposits in other financial institutions                  (1,250)               (651)
         Proceeds from sales of commercial and real estate loans                           602               5,630
         Net increase in loans                                                         (38,171)            (34,550)
         Purchases of premises and equipment                                              (542)             (1,378)
         Proceeds from sales of real estate held for sale                                  250                 478
                                                                                    ----------          ----------
Net cash used by investing activities                                                  (26,745)            (24,369)

FINANCING ACTIVITIES:
         Net increase in demand, NOW and savings deposits                                2,254              15,864
         Net increase in certificates of deposit                                        10,985              10,113
         Net decrease in other borrowings                                               (4,523)               (641)
         Purchase of treasury stock                                                       (146)                  -
         Fractional shares purchased                                                         -                  (7)
         Exercise of stock options                                                          29                  70
                                                                                    ----------          ----------
Net cash provided by financing activities                                                8,599              25,399

Net (decrease) increase in cash and cash equivalents                                   (14,942)              4,009

Cash and cash equivalents at beginning of period                                        44,896              23,435
                                                                                    ----------          ----------
Cash and cash equivalents at end of period                                          $   29,954          $   27,444
                                                                                    ----------          ----------
                                                                                    ----------          ----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
         Investment securities net unrealized losses; net of tax                        (1,503)                (40)
         Interest paid                                                                   6,469               6,612
         Income tax payments                                                             1,506                 200
         Transfer of securities from available for sale to held to maturity              4,327                   -
         Loans transferred to other real estate owned                                        -                 478

                             See accompanying notes

                            Capital Corp of the West
                   Notes to Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998
                                   (Unaudited)

GENERAL - COMPANY

         Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). During 1998, the Company formed Capital West Group, a new subsidiary that engages in the financial institution advisory business but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Authorized Preferred Stock. As of June 30, 1999 there were 4,596,105 common shares outstanding, held of record by approximately 2,300 shareholders. There were no preferred shares outstanding at June 30, 1999. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, and the Bank's subsidiaries, Capital West Group and the Thrift, unless context otherwise requires.

GENERAL - BANK

         The Bank was organized and commenced operations, in 1977, as County Bank of Merced, a California state banking corporation. In November 1992, the Bank changed its legal name to County Bank. The Bank's securities consist of one class of Common Stock, no par value and are wholly owned by the Company. The Bank's deposits are insured under the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits stated therein. Like most state-chartered banks of its size in California, it is not a member of the Federal Reserve System.

GENERAL - THRIFT

         The Company acquired the Thrift on September 28, 1996 for a combination of cash and stock with an aggregate value of approximately $5.8 million. The Thrift is an industrial loan company with four offices. It specializes in direct loans to the public and the purchase of financing contracts. It was originally incorporated in 1957. Its deposits (technically known as investment certificates or certificates of deposit rather than deposits) are insured by the FDIC up to applicable limits. During the second quarter of 1999, the Company applied with federal and state regulatory agencies for permission to merge the Thrift into the Bank. Pending regulatory approval, this merger should take place in the fourth quarter of 1999.

INDUSTRY AND MARKET AREA

         The Bank engages in general commercial banking business primarily in Merced, Tuolumne, Mariposa, Madera and Stanislaus counties. The Bank has thirteen branch offices: two in Merced with one branch centrally located in Merced and the other in downtown Merced which also serves as the Bank's administrative office building, offices in Atwater, Turlock, Hilmar, Sonora, Los Banos, Mariposa, Livingston, Dos Palos, Madera and two offices in Modesto. The Thrift engages in the general consumer lending business primarily in Stanislaus, Fresno, and Tulare counties from its main office in Turlock, and branch offices located in Modesto, Visalia, and Fresno.

OTHER FINANCIAL NOTES

         All adjustments which in the opinion of Management are necessary for a fair presentation of the Company's financial position at June 30, 1999 and December 31, 1998 and the results of operations for the three and six month periods ended June 30, 1999 and 1998, and the statements of cash flows for the six months ended June 30, 1999 and 1998 have been included. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The interim results for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1998.

         Per share information is based on the weighted average number of shares of common stock outstanding during each three and six month period presented after giving retroactive effect for the 5% stock dividend declared for shareholders of record May 7, 1998, payable September 1, 1998. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

    The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and six month periods ending June 30, 1999 and 1998:

                                                              For The Three Months                 For The Six Months
                                                                 Ended June 30,                      Ended June 30,
                                                        ---------------------------------    -------------------------------
  (In thousands, except per share data)                      1999             1998                1999             1998
                                                        --------------   --------------      --------------   --------------
Basic EPS computation:
         Net income                                         $  1,205           $   863          $  2,356        $ 1,693
                                                            --------          --------           -------        -------
                                                            --------          --------           -------        -------
         Average common shares outstanding                     4,598             4,602             4,602          4,600
                                                            --------          --------           -------        -------
                                                            --------          --------           -------        -------
Basic EPS                                                   $   0.26          $   0.19           $  0.51        $  0.37
                                                            --------          --------           -------        -------
                                                            --------          --------           -------        -------
Diluted EPS Computations:
         Net income                                         $  1,205           $   863          $  2,356        $ 1,693
                                                            --------          --------           -------        -------
                                                            --------          --------           -------        -------
         Average common shares outstanding                     4,598             4,602             4,602          4,600
         Stock options                                           135               134               135            134
                                                            --------          --------           -------        -------
                                                               4,733             4,736             4,737          4,734
                                                            --------          --------           -------        -------
                                                            --------          --------           -------        -------
Diluted EPS                                                 $   0.25          $   0.18           $  0.50        $  0.36
                                                            --------          --------           -------        -------
                                                            --------          --------           -------        -------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS

133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 133 supersedes Statements No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting operation. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. SFAS 133 is effective for all fiscal quarters of fiscal years beginning September 15, 1999, with early application encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial condition.

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

RESULTS OF OPERATIONS

         OVERVIEW. For the three and six months ended June 30, 1999 the Company reported record net income of $1,205,000 and $2,356,000. This compares to $863,000 and $1,693,000 for the same period in 1998 and represents an increase of $342,000 and $663,000. Basic and diluted earnings per share were $.26 and $.25 for the three months ending June 30, 1999. This compares to basic and diluted earnings per share of $.19 and $.18 for the three months ending June 30, 1998 and represents an increase of $0.07 per share. The annualized return on average assets was .97% and .78% for the three months ended June 30, 1999 and 1998, respectively. The Company's annualized return on average equity was 10.96% and 8.32% for the three months ended June 30, 1999 and 1998, respectively.

         The following tables provides a summary of the major categories of income and expense for the second quarter of 1999 compared with the second quarter of 1998 and for the first six months of 1999 compared with the first six months of 1998.

                                                   Three Months
                                                  Ended June 30,                         Percentage Change
                                                 1999           1998                    Increase (Decrease)
                                       (in thousands, except earnings per share)
Interest income                                $ 9,438          $ 8,369                          12.8%
Interest expense                                 3,268            3,386                          (3.5)
Net interest income                              6,170            4,983                          23.8
Provisions for loan losses                         593              738                         (19.6)
Net interest income after provision
         for loan losses                         5,577            4,245                          31.4
Other income                                     1,224            1,389                         (11.9)
Other expenses                                   5,147            4,378                          17.6
Net income before income taxes                   1,654            1,256                          31.7
Income taxes                                       449              393                          14.2
Net income                                       1,205              863                          39.6
Diluted earnings per common share                 0.25             0.18                          38.9

                                                    Six Months
                                                  Ended June 30,                         Percentage Change
                                                 1999            1998                   Increase (Decrease)
                                        (in thousands, except earnings per share)
Interest income                               $ 18,381         $ 16,454                          11.7%
Interest expense                                 6,474            6,689                          (3.2)
Net interest income                             11,907            9,765                          21.9
Provisions for loan losses                       1,100              990                          11.1
Net interest income after provision
         for loan losses                        10,807            8,775                          23.2
Other income                                     2,603            2,447                           6.4
Other expenses                                   9,943            8,701                          14.3
Net income before income taxes                   3,467            2,521                          37.5
Income taxes                                     1,111              828                          34.2
Net income                                       2,356            1,693                          39.2
Diluted earnings per common share                 0.50             0.36                          38.9


         NET INTEREST INCOME. The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. Net interest income for the three months ended June 30, 1999 totaled $6,170,000 and represented an increase of $1,187,000 or 23.8% when compared to the $4,983,000 achieved during the three months ended June 30, 1998.

         Total interest and fees on earning assets were $9,438,000 for the three months ended June 30, 1999, an increase of $1,069,000 or 12.8% from the $8,369,000 for the same period in 1998. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in interest income for the three months ended June 30, 1999 was primarily the result of an increase in the volume of interest-earning assets. Average interest-earning assets for the three months ended June 30, 1999 were $445,466,000 compared with $387,911,000 for the three months ended June 30, 1998, an increase of $57,555,000 or 14.8%.

         Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $3,268,000 for the three months ended June 30, 1999, compared with $3,386,000 for the three months ended June 30, 1998, a decrease of $118,000 or 3.5%. This decrease was primarily the result of a decrease in the rates of interest-bearing liabilities. Average interest-bearing liabilities were $381,300,000 for the three months ended June 30, 1999 compared with $336,588,000 for the same three months in 1998, an increase of $44,712,000 or 13.3%. Average interest rates paid on interest-bearing liabilities were 3.43% for the three months ending June 30, 1999 compared with 4.02% for the same three months of 1998, a decrease of 59 basis points or 14.7%.

         The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets. The Company has not opened any new branch locations since the purchase of three branches of Bank of America in December 1997.

         The Company's net interest margin, the ratio of net interest income to average interest-earning assets, was 5.54% for the three months ended June 30, 1999 compared with 5.13% for the same period in 1998. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's increase in net interest margin was primarily attributable to a moderate change in the mix of interest-earning assets. Loans as a percentage of average interest-earning assets were 66% for the three months ended June 30, 1999 compared to 60% for the three months ended June 30, 1998.

         AVERAGE BALANCES AND RATES EARNED AND PAID. The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the three month periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

            AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

                                                      Three months ended                        Three months ended
                                                        June 30, 1999                              June 30, 1998
                                                Average                               Average
                                                Balance     Interest    Yield/rate    Balance    Interest   Yield/rate
                                                                         (In thousands)
Assets
Federal funds sold                               $ 12,217    $   145      4.75%      $ 27,649     $   377      5.45%
Time deposits at other financial                    2,168         29      5.35          1,152          23      6.94
   institutions
Taxable investment securities                     106,006      1,614      6.09        115,992       1,742      5.95
Nontaxable investment securities (1)               30,078        345      4.59         11,421         146      5.11
Loans, gross: (2)                                 294,997      7,305      9.91        231,697       6,081     10.52
                                                ---------    -------    ------      ---------     -------     -----
Total interest-earning assets:                    445,466      9,438      8.47        387,911       8,369      8.62
Allowance for loan losses                          (5,693)                             (3,819)
Cash and due from banks                            20,109                              20,202
Premises and equipment, net                        13,171                              13,377
Interest receivable and other assets               24,712                              22,416
                                                ---------                           ---------
Total assets                                    $ 497,765                           $ 440,087
                                                ---------                           ---------
                                                ---------                           ---------

Liabilities And Shareholders' Equity
Negotiable order of withdrawal                  $  66,993    $   112      0.67%     $  55,224     $   123      0.89%
Savings deposits                                  176,763      1,426      3.23        151,203       1,446      3.83
Time deposits                                     132,761      1,637      4.93        108,733       1,497      5.51
Other borrowings                                    4,783         93      7.78         21,428         320      5.97
                                                ---------    -------      ----      ---------     -------     -----
Total interest-bearing liabilities                381,300      3,268      3.43        336,588       3,386      4.02

Noninterest-bearing deposits                       69,301                              59,423
Accrued interest, taxes and other  liabilities      3,194                               3,680
                                                ---------                           ---------
   Total liabilities                              453,795                             399,691

Total shareholders' equity                         43,970                              40,396
                                                ---------                           ---------
Total liabilities and shareholders' equity      $ 497,765                           $ 440,087
                                                ---------                           ---------
                                                ---------                           ---------

Net interest income and margin (3)                           $ 6,170      5.54%                   $ 4,983      5.13%
                                                             -------      ----                    -------     -----
                                                             -------      ----                    -------     -----

(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $83,000 and $305,000 for June 30, 1999 and 1998 respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the six month periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

                                                   Six months ended                     Six months ended
                                                    June 30, 1999                         June 30, 1998
                                              Average                             Average
                                              Balance   Interest Yield/rate       Balance    Interest   Yield/rate
                                                                     (In thousands)
ASSETS
Federal funds sold                            $ 12,876   $   303      4.71%       $ 23,845   $   650        5.45%
Time deposits at other financial                 1,441        39      5.41             986        34        6.90
   institutions
Taxable investment securities                  112,370     3,331      5.93         122,000     3,723        6.10
Nontaxable investment securities (1)            30,112       691      4.59          10,318       267        5.18
Loans, gross: (2)                              284,727    14,017      9.85         224,648    11,780       10.49
                                              --------   -------     -----        --------   -------      ------
Total interest-earning assets:                 441,526    18,381      8.33         381,797    16,454        8.62
Allowance for loan losses                       (5,628)                             (3,946)
Cash and due from banks                         20,422                              20,404
Premises and equipment, net                     13,191                              13,265
Interest receivable and other assets            23,849                              22,255
                                              --------                            --------
Total assets                                  $493,360                            $433,775
                                              --------                            --------
                                              --------                            --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Negotiable order of withdrawal                $ 66,515   $   222      0.67%       $ 54,392   $   241        0.89%
Savings deposits                               174,120     2,784      3.20         149,855     2,880        3.89
Time deposits                                  130,234     3,238      4.97         105,849     2,912        5.50
Other borrowings                                 6,324       230      7.27          21,663       656        6.06
                                              --------   -------     -----        --------   -------      ------
Total interest-bearing liabilities             377,193     6,474      3.43         331,759     6,689        4.03

Noninterest-bearing deposits                    69,558                              57,921
Accrued interest, taxes and other liabilities    3,648                               3,011
                                              --------                            --------
   Total liabilities                           450,399                             392,691

Total shareholders' equity                      42,961                              41,084
                                              --------                            --------
Total liabilities and shareholders' equity    $493,360                            $433,775
                                              --------                            --------
                                              --------                            --------

Net interest income and margin (3)                       $11,907      5.39%                  $ 9,765        5.12%
                                                         -------      ----                   -------        ----
                                                         -------      ----                   -------        ----

(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $276,000 and $648,000 for June 30, 1999 and 1998 respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

Net Interest Income Variance Analysis:

                                                                    Six Months Ended
                                                        June 30, 1999 compared to June 30, 1998
                                                           Volume         Rate         Total
                                                          --------       ------      ---------
                                                                 (Dollar in thousands)
          (Decrease) increase in interest income:
          Federal funds sold                              $   (262)      $  (85)     $    (347)
          Time deposits at other financial institutions          9           (4)             5
          Taxable investment securities                       (256)        (136)          (392)
          Tax-exempt investment securities                     428           (4)           424
          Loans                                              2,445         (208)         2,237
                                                          --------       ------      ---------
          Total                                              2,364         (437)         1,927
                                                          --------       ------      ---------
                                                          --------       ------      ---------

          Increase (decrease) interest expense:
          Interest bearing demand                               20          (39)           (19)
          Savings deposits                                     203         (299)           (96)
          Time deposits                                        439         (113)           326
          Other borrowings                                    (435)           9           (426)
                                                          --------       ------      ---------
          Total                                                227         (442)          (215)
                                                          --------       ------      ---------
                                                          --------       ------      ---------

          Increase in net interest income                 $  2,137       $    5      $   2,142
                                                          --------       ------      ---------
                                                          --------       ------      ---------

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and six months ended June 30, 1999 was $593,000 and $1,100,000 which compares with $738,000 and $990,000 for the three and six months ended June 30, 1998. See "Allowance for Loan Losses" contained herein. As of June 30, 1999 the allowance for loan losses was $5,889,000 or 1.92% of total loans. At June 30, 1999, nonperforming assets totaled $3,075,000 or 0.60% of total assets, nonperforming loans totaled $2,814,000 or .92% of total loans and the allowance for loan losses totaled 209% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio. Also see "Memorandum of Understanding" contained herein.

         OTHER INCOME. Total other income for the three and six months ended June 30, 1999 was $1,224,000 and $2,603,000 which compares with $1,389,000 and $2,447,000 for the same periods in 1998. Service charges on deposit accounts increased by $114,000 or 16.5% to $804,000 for the three months ended June 30, 1999 compared with $690,000 for the same period in 1998. Income from the sale of real estate held for sale or development decreased by $341,000 over 1998 levels, as there were no real estate sales during the second quarter of 1999. Other income, which includes commissions earned on the retail sale of securities and annuities, increased by $62,000 or 17% for the three month period ended June 30, 1999 to $420,000 which compares to the $358,000 recorded in the same period in 1998. The $250,000 gain on sale of real estate recorded during the first six months of 1999 resulted from the sale of a property during the first quarter of 1999 that was previously written off.

         OTHER EXPENSE. Noninterest expenses for the three and six months ended June 30, 1999 were $5,147,000 and $9,943,000 which compares with $4,378,000 and $8,701,000 for the three and six months ended June 30, 1998. The primary components of noninterest expenses were salaries and employee benefits, furniture and equipment expenses, occupancy expenses, professional fees, and other operating expenses.

         For the three and six months ended June 30, 1999, salaries and related benefits increased by $493,000 and $744,000 over the same period in 1998 to $2,404,000 and $4,618,000. Equipment expenses decreased by $25,000 and 36,000 during the three and six months ended June 30, 1999 to $517,000 and $1,008,000. When comparing the results of the three months ending June 30, 1999 to three months ending June 30, 1998, premises and occupancy expenses increased
$68,000 or 21%, professional fees increased by $151,000 or 72%, marketing expenses decreased by $2,000, goodwill and intangible amortization expense increased by $14,000, supplies expense decreased by $8,000, and other expenses increased by $78,000. The salary expense increases were primarily the result of increased staffing levels and normal salary progression. Increased professional fees were the result of increased use of consultants to identify and develop profitability enhancement strategies. Expenses for branch purchases incurred in 1998 were the result of trailing expenses related to the acquisition of three branches purchased from Bank of America in December, 1997.

         PROVISION FOR INCOME TAXES. The Company recorded an increase of $56,000 and $283,000 in the income tax provision to $449,000 and $1,111,000 for the three and six months ended June 30, 1999 compared to the $393,000 and $828,000 recorded for the same periods in 1998. For the three and six months ended June 30, 1999, the Company experienced an effective tax rate of 27% and 32% compared to 31% and 33% recorded for the same periods in 1998. The increase in income taxes during the second quarter of 1999 is primarily related to an overall increase in pretax earnings. The drop in effective tax rates between 1999 and 1998 is primarily related to an increased investment in municipal securities and an increased benefit derived from investments in housing tax credit limited partnerships. These partnership investments allow the Company to utilize federal and state housing credits obtained from investments in low-income affordable housing projects. The Company had investments in these partnerships of $5,800,000 as of June 30, 1999 and $4,261,000 as of June 30, 1998, resulting in estimated tax credits of $95,000 and $225,000 for the three and six months ending June 30, 1999 compared with $79,000 and $148,000 for the same periods in 1998.

INTEREST RATE RISK

         Managing interest rate risk is an integral part of managing a banking institution's primary source of income, net interest income. The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. The Company considers its rate-sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans, investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes within one year and include maturing time certificates, certain savings deposits and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that reprice at various time frames is called the "gap." Generally, if repricing assets exceed repricing liabilities in a time period the Company would be considered to be asset-sensitive. If repricing liabilities exceed repricing assets in a time period the Company would be considered to be liability-sensitive. Generally, the Company seeks to maintain a balanced position whereby there is no significant asset or liability sensitivity within a one-year period to ensure net interest margin stability in times of volatile interest rates. This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

         The following tables set forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1999, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

                                                                         AT JUNE 30, 1999
                                       -----------------------------------------------------------------------------------
                                                         AFTER 3       AFTER 1
                                                           BUT         YEAR BUT
                                           WITHIN        WITHIN         WITHIN        AFTER     NONINTEREST-
                                          3 MONTHS      12 MONTHS      5 YEARS       5 YEARS      BEARING       TOTAL
                                          --------      ---------      -------       -------      -------       -----
                                                                          (IN THOUSANDS)
ASSETS
Time deposits at other banks                $   1,850     $       -   $      -       $      -     $      -      $   1,850
Federal funds sold                              6,625             -          -              -            -          6,625
Investment securities                           2,863        16,652     39,762         77,347        3,012        139,636
Loans                                         132,871        41,891     88,218         43,814            -        306,794
                                            ---------     ---------   --------       --------     --------      ---------
Total earning assets                          144,209        58,543    127,980        121,161     $  3,012        454,905
Noninterest-earning assets and
  allowances for loan losses                        -             -          -              -       56,326         56,326
                                            ---------     ---------   --------       --------     --------      ---------
Total assets                                $ 144,209     $  58,543   $127,980       $121,161     $ 59,338      $ 511,231

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Demand deposits                             $       -     $       -   $      -       $      -     $ 70,429      $  70,429
Savings, money market and NOW deposits        249,422             -          -              -            -        249,422
Time deposits                                  49,751        73,773     14,074              -            -        137,598
Other interest-bearing liabilities                102         2,600          -          3,241            -          5,943
Other liabilities and shareholders'
  equity                                            -             -          -              -       47,839         47,839
                                            ---------     ---------   --------       --------     --------      ---------
Total liabilities and shareholders'
      equity                                  299,275        76,373     14,074          3,241      118,268      $ 511,231
Incremental gap                              (155,066)      (17,830)   113,906        117,920      (58,930)
Cumulative gap                              $(155,066)    $(172,896)  $(58,990)      $ 58,930     $      -
Cumulative gap as a % of earning
   assets                                      (34.09)%      (38.01)%   (12.97)%        12.95%

    The Company was liability-sensitive with a negative cumulative one-year gap of $172,896,000 or (38.01)% of interest-earning assets at June 30, 1999. In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

         The interest rate gaps reported in the tables arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all repricing intervals. For purposes of the analysis above, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. Actual payment patterns may differ from contractual payment patterns. The change in net interest income may not always follow the general expectations of an asset-sensitive or liability-sensitive balance sheet during periods of changing interest rates, because interest rates earned or paid may change by differing increments and at different time intervals for each type of interest-sensitive asset and liability. As a result of these factors, at any given time, the Company may be more sensitive or less sensitive to changes in interest rates than indicated in the above tables. Greater liability sensitivity would have a more adverse effect on net interest margin if market interest rates were to increase, and a more favorable effect if rates were to decrease.

         During the second quarter of 1998, the Company contracted with interest rate sensitivity consultants to provide additional expertise in the interest rate sensitivity modeling process. As for an additional measure of interest rate sensitivity, the Company now monitors through a detailed model its expected change in net interest income. This model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's net interest income. Based upon the June 30, 1999 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the market interest rates of 2%, this model estimates the Company's cumulative change in net interest income over the next year would decrease by approximately $768,000 or 3% of net interest income. No assurance can be given that the actual net interest income would not decrease by more than $768,000 or 3% in response to a 2% increase in market interest rates or that actual net interest income would not decrease substantially if market interest rates increased by more than 2%.

FINANCIAL CONDITION

          Total assets at June 30, 1999 were $511,231,000, an increase of $11,372,000 or 2% compared with total assets of $499,859,000 at December 31, 1998. Net loans were $300,905,000 at June 30, 1999, an increase of $36,747,000 or 14% compared with net loans of $264,158,000 at December 31, 1998. Deposits were $457,449,000 at June 30, 1999, an increase of $13,239,000 or 3% compared with deposits of $444,210,000 at December 31, 1998. Brokered deposits totaled $4,882,000 and $0 as of June 30, 1999 and December 31, 1998. The increase in total assets of the Company from December 31, 1998 to June 30, 1999 was primarily the result of increased deposit gathering efforts in gathering retail deposits and the introduction of a brokered certificate of deposit program by the Thrift. During the second quarter of 1999, maturities that occurred within the investment portfolio and new deposit monies received were primarily used to fund loan growth and reduce short term borrowings. All short term borrowings were secured by a portion of the Company's investment portfolio

         Total shareholders' equity was $43,540,000 at June 30, 1999, an increase of $736,000 or 2% from $42,804,000 at December 31, 1998. The growth in shareholders' equity between June 30, 1998 and June 30, 1999 was primarily achieved through the retention of accumulated earnings.

INVESTMENT PORTFOLIO. The following table sets forth the carrying amount (fair value) of available for sale investment securities as of June 30, 1999 and December 31, 1998.

                                                      JUNE 30         DECEMBER 31
                                            ----------------------------------------
                                                       1999               1998
     (In thousands)
     AVAILABLE FOR SALE SECURITIES:
     U.S. Treasury and U.S. Government
        agencies                                      $15,177           $  12,711
     State and political subdivisions                  24,447              30,192
     Mortgage-backed securities                        46,288              56,048




     Collateralized mortgage obligations               24,146              29,264
     Corporate debt securities                          9,814               9,878
     Other securities                                   3,012               3,264
                                                    ---------           ---------
     Carrying amount and fair value                 $ 122,884           $ 141,357
                                                    ---------           ---------
                                                    ---------           ---------

         The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at June 30, 1999 and December 31, 1998.

                                              JUNE 30          DECEMBER 31
     (In thousands)                             1999                1998
                                           -------------------------------------
     HELD TO MATURITY SECURITIES:
     U.S. Treasury and U.S. Government
        agency                                 $   1,014         $   2,024
     State and political subdivisions              4,396                 -
     Mortgage-backed securities                   11,342            11,486
                                               ---------         ---------
     Carrying amount (amortized cost)          $  16,752         $  13,510
                                               ---------         ---------
                                               ---------         ---------

     Fair value                                $  16,635         $  13,584
                                               ---------         ---------
                                               ---------         ---------

         As of June 30, 1999, the amortized cost of held to maturity securities was $16,752,000, an increase of $3,242,000 or 24% over the $13,510,000 held as of December 31, 1998. Approximately $4,327,000 of this increase is the result of a transfer of state and political subdivision securities from the available for sale portfolio to the held to maturity portfolio that took place in the third quarter of 1998. The remainder of the increase is derived primarily from the purchase of mortgage-backed securities.

         The following table sets forth the maturities of the Company's investment securities at June 30, 1999 and the weighted average yields of such securities based on cost and the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

                                                                          AT JUNE 30, 1999
                                       ----------------------------------------------------------------------------------------
                                         WITHIN ONE YEAR   ONE TO 5 YEARS     FIVE TO TEN YEARS   OVER TEN YEARS      TOTAL
                                         AMOUNT   YIELD    AMOUNT    YIELD     AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT
(In thousands)
Available for Sale Securities:
Treasury and U.S. Government agency      $   -       -%   $ 12,177    5.80%    $    -        -%   $  3,000     6.12%  $ 15,177
State and political                        252    5.00         526    7.78      2,155     4.32      21,514     3.82     24,447
Mortgage-backed securities                   -       -       1,269    5.73        547     7.00      44,472     5.99     46,288
Collateralized mortgage obligations          -       -           -       -          -        -      24,146     6.09     24,146
Corporate debt securities                    -       -       4,186    6.08          -        -       5,628     6.11      9,814
Equity Securities                            -       -           -       -          -        -       3,012        -      3,012
                                       ----------------------------------------------------------------------------------------
Carrying amount and fair value             252    5.00      18,158    5.92      2,702     4.86     101,772     5.39    122,884
                                       ----------------------------------------------------------------------------------------

Held to maturity securities:
Treasury and U.S. Government agency          -       -           -       -      1,014     5.79           -        -      1,014
State and political                                                                                  4,396     5.14      4,396
Mortgage-backed securities                   -       -           -       -          -        -      11,342     6.55     11,342
                                       ----------------------------------------------------------------------------------------
Carrying amount (amortized cost)             -       -           -       -      1,014     5.79      15,738     6.16     16,752
                                       ----------------------------------------------------------------------------------------

Total securities                       $   252    5.00%   $ 18,158    5.92%  $  3,716     5.11%   $117,510     5.49%  $139,636
                                       -------    ----    --------    ----   --------     ----    --------     ----   --------
                                       -------    ----    --------    ----   --------     ----    --------     ----   --------

         In the preceding table, mortgage-backed securities and collateralized mortgage obligations are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules. The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio at the dates indicated.

                                                       AT JUNE 30,                    AT DECEMBER 31,
                                              ---------------------------------------------------------------
       (In thousands)                                     1999                             1998
                                                          ----                             ----
                                                                 Percent                           Percent
       Loan Categories:                        Dollar Amount     of loans     Dollar Amount        of loans
                                               -------------     --------     -------------        --------
       Commercial                                $   48,160         16%           $  37,609             14%
       Agricultural                                  54,574         18               49,636             18
       Real estate construction                      15,049          5               13,840              5
       Real estate mortgage                         106,324         34               96,957             36
       Consumer                                      82,687         27               70,891             27
                                                 ----------        ---            ---------            ---
       Total                                        306,794        100%             268,933            100%
                                                 ----------        ---            ---------            ---
                                                                   ---                                 ---
       Less allowance for loan losses                (5,889)                         (4,775)
                                                 ----------                       ---------
       Net loans                                 $  300,905                       $ 264,158
                                                 ----------                       ---------

         The following table shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at June 30, 1999:

                                                                            AT JUNE 30, 1999
                                                     ------------------------------------------------------------
                                                                        AFTER 1 BUT
                                                      WITHIN 1 YEAR    WITHIN 5 YEARS   AFTER 5 YEARS      TOTAL
                                                     ------------------------------------------------------------
                                                                               (IN THOUSANDS)
Commercial and agricultural
  Loans with floating interest rates                  $    56,361       $  21,842       $   4,037      $  82,240
  Loans with fixed interest rates                           9,935           9,330           1,229         20,494
                                                      -----------       ---------       ---------      ---------
      Subtotal                                             66,296          31,172           5,266        102,734
Real estate construction
  Loans with floating interest rates                        4,602           1,059           4,534         10,195
  Loans with fixed interest rates                           3,369           1,321             164          4,854
                                                      -----------       ---------       ---------      ---------
      Subtotal                                              7,971           2,380           4,698         15,049
Real estate mortgage
  Loans with floating interest rates                        8,974          41,923          31,183         82,080
  Loans with fixed interest rates                           2,171          22,073               -         24,244
                                                      -----------       ---------       ---------      ---------
      Subtotal                                             11,145          63,996          31,183        106,324

Consumer                                                   38,484          41,329           2,874         82,687
                                                      -----------       ---------       ---------      ---------
      Total                                           $   123,896       $ 138,877       $  44,021      $ 306,794
                                                      -----------       ---------       ---------      ---------
                                                      -----------       ---------       ---------      ---------

         The following table shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at December 31, 1998:

                                                                         AT DECEMBER 31, 1998
                                                     ------------------------------------------------------------
                                                                        AFTER 1 BUT
                                                      WITHIN 1 YEAR    WITHIN 5 YEARS   AFTER 5 YEARS      TOTAL
                                                     ------------------------------------------------------------
                                                                            (IN THOUSANDS)
Commercial and agricultural:
  Loans with floating interest rates                  $   49,843        $  18,195       $   3,818      $  71,856
  Loans with fixed interest rates                          7,405            6,993             991         15,389
                                                      ----------        ---------       ---------      ---------
      Subtotal                                            57,248           25,188           4,809         87,245
Real estate-construction:
  Loans with floating interest rates                       5,974            1,454           1,963          9,391
  Loans with fixed interest rates                          2,590            1,618             241          4,449
                                                      ----------        ---------       ---------      ---------
      Subtotal                                             8,564            3,072           2,204         13,840
Real estate-mortgage:
  Loans with floating interest rates                       9,006           50,770          24,041         83,817
  Loans with fixed interest rates                             51           13,089               -         13,140
                                                      ----------        ---------       ---------      ---------
      Subtotal                                             9,057           63,859          24,041         96,957

Consumer                                                  40,570           29,054           1,267         70,891
                                                      ----------        ---------       ---------      ---------
      Total                                           $  115,439        $ 121,173       $  32,321      $ 268,933
                                                      ----------        ---------       ---------      ---------
                                                      ----------        ---------       ---------      ---------



     OFF-BALANCE SHEET COMMITMENTS. The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

                                                JUNE 30,        DECEMBER 31,
                                                --------        ------------
                                                  1999              1998
                                                  ----              ----
                                                       (IN THOUSANDS)
          Letters of credit                     $  2,487          $  2,694
          Commitments to extend credit            82,932            76,984
                                                --------          --------
          Total                                 $ 85,419          $ 79,678
                                                --------          --------
                                                --------          --------

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

                                                   AT JUNE 30,                AT DECEMBER 31,
                                                   -----------                ---------------
                                                     1999                           1998
                                                     ----                           ----
                                                               (IN THOUSANDS)
Cash surrender value of life insurance              $5,224                         $4,019
                                                    ------                         ------
                                                    ------                         ------

NONPERFORMING ASSETS. Nonperforming assets include nonaccrual loans, loans 90 days or more past due, restructured loans and other real estate owned.

         Nonperforming loans are those which the borrower fails to perform in accordance with the original terms of the obligation and include loans on nonaccrual status, loans past due 90 days or more and still accruing and restructured loans. The Company generally places loans on nonaccrual status and accrued but unpaid interest is reversed against the current year's income when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, is deemed in the process of collection. Interest income on nonaccrual loans is recorded on a cash basis. Payments may be treated as interest income or return of principal depending upon management's opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additional loans not 90 days past due may also be placed on nonaccrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

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



     The following table summarizes nonperforming assets of the Company at June 30, 1999 and December 31, 1998:

                                                               June 30,      December 31,
                                                                 1999            1998
                                                                 ----            ----
             (In thousands)
             Nonaccrual loans                                  $ 2,814       $  1,032
             Accruing loans past due 90 days or more                 -            413
                                                               -------       --------
               Total nonperforming loans                       $ 2,814          1,445
             Other real estate owned                                60             60
             Repossessed automobiles                               201            132
                                                               -------       --------
               Total nonperforming assets                      $ 3,075       $  1,637
                                                               -------       --------
                                                               -------       --------

             Nonperforming assets:
               To total loans                                    1.00%           .61%
               To total assets                                    .60%           .33%

         Contractual interest income due on loans on nonaccrual status that would have been recognized if the loans had been current in accordance with their original terms was approximately $328,000 and $244,000, as of June 30, 1999 and December 31, 1998.

         At June 30, 1999, nonperforming assets represented .60% of total assets, an increase of .27% of total assets compared to the .33% at December 31, 1998. Nonperforming loans represented 1.00% of total loans at June 30, 1999, an increase of .39% of total loans compared to the .61% at December 31,

1998. Nonperforming loans that were secured by first deeds of trust on real property were $845,000 at June 30, 1999 and $623,000 at December 31, 1998. Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

         The increase in nonperforming loans and nonperforming assets as of June 30, 1999 compared with their levels as of December 31, 1998, was due primarily to an increase in delinquent agricultural loans coupled with an increase in delinquent loans guaranteed by the Small Business Administration.

         At June 30, 1999, the Company had $60,000 in one property acquired through foreclosure. The property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company does not expect to sell this property during 1999. No assurance can be given that the Company will sell such property during 1999 or at any time or the amount for which such property might be sold. During the first quarter of 1999, one foreclosure property that had previously been written-off was sold for $250,000 resulting in a gain on sale equal to the net sales proceeds.

         In addition to property acquired through foreclosure, the Company has investments in residential real estate lots in various stages of development in Merced County through MAID. MAID held one property for sale or development at June 30, 1999. This investment was completely written off in 1995, although County Bank still retains title to this property. During the first six months of 1999, no lots were sold.

         Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At June 30, 1999 and December 31, 1998, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at June 30, 1999 were 2,814,000 (all of which were also nonaccrual loans), on account of which the Company had made provisions to the allowance for loan losses of $422,000.

         Except for loans that are disclosed above, there were no assets as of June 30, 1999, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

ALLOWANCE FOR LOAN LOSSES

         The following table summarizes the loan loss experience of the Company for the six months ended June 30, 1999 and 1998, and the year ended December 31, 1998:

                                                       JUNE 30,                     DECEMBER 31,
                                                       --------                     ------------
                                               1999                1998                 1998
                                               ----                ----                 ----
                                                           (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                $  4,775           $  3,833            $  3,833
                                              --------           --------            --------
Provision for loan losses                        1,100                990               3,903
Charge-offs:
  Commercial and  agricultural                     173                348               2,539
  Real estate construction                           -                  -                   4
  Consumer                                         531                479                 983
                                              --------           --------            --------
   Total char-offs                                 704                827               3,526
                                              --------           --------            --------
Recoveries
  Commercial and agricultural                      548                101                 135
  Real estate-mortgage                               -                  -                 100
  Consumer                                         170                149                 330
                                              --------           --------            --------
   Total recoveries                                718                250                 565
Net (recoveries) charge-offs                       (14)               577               2,961
                                              --------           --------            --------
Balance at end of period                      $  5,889           $  4,246            $  4,775
                                              --------           --------            --------
                                              --------           --------            --------

Loans outstanding at period-end               $306,794           $245,043            $268,933
                                              --------           --------            --------
                                              --------           --------            --------
Average loans outstanding                     $284,727           $224,648            $242,989
                                              --------           --------            --------
                                              --------           --------            --------


Net charge-offs to average loans                   .00%               .24%               1.22%
Allowance for loan losses
   To total loan                                  1.92%              1.73%               1.78%
   To nonperforming assets                      191.51%            132.48%             291.69%

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

         The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded provisions for loan losses in the three months ended June 30, 1999 of $593,000 compared with $738,000 in the same period of 1998. The decrease in loan loss provisions in the second quarter of 1999 compared to 1998 was primarily due to a reduction in the level of charge-offs experienced in 1999.

         The Company's charge-offs, net of recoveries, were $87,000 for the three months ended June 30, 1999 compared with $290,000 for the same three months in 1998. The decrease in net charge-offs for the first quarter of 1999 was primarily due to a single recovery in excess of $400,000 on a loan that was written-off in the fourth quarter of 1998.

         As of June 30, 1999, the allowance for loan losses was $5,889,000 or 1.92% of total loans outstanding, compared with $4,775,000 or 1.78% of total loans outstanding as of December 31, 1998. During the second quarter of 1999, the allowance for loan loss increased $506,000 or 11% compared to December 31, 1998 levels.

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

         The following table summarizes a breakdown of the allowance for loan losses by loan category and the allocation in each category as a percentage of total loan allowance at the dates indicated:

                                      JUNE 30,            DECEMBER 31,
                                      --------            ------------
                                        1999                  1998
                                 ------------------    -----------------
                                            AMOUNT               AMOUNT
                                           TO TOTAL             TO TOTAL
                                           LOANS IN             LOANS IN
                                 AMOUNT    CATEGORY    AMOUNT   CATEGORY
                                 ------    --------    ------   --------
                                          (Dollars in thousands)
Commercial and agricultural      $2,917     50%        $2,618      55%
Real estate- construction           375      6            376       8
Real estate- mortgage             1,717     29          1,260      26
Consumer                            880     15            521      11
                                 ------    ---         ------     ---
Total                            $5,889    100%        $4,775     100%
                                 ------    ---         ------     ---
                                 ------    ---         ------     ---


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

         The Company's service area is a largely agricultural region and therefore is highly dependent on a reliable supply of water for irrigation purposes. The area obtains nearly all of its water from the run-off of melting snow in the mountains of the Sierra Nevada to the east. Although such sources have usually been available in the past, water supply can be adversely affected by light snowfall over one or more winters or by any diversion of water from its present natural courses. Any such event could impair the ability of many of the Company's borrowers to meet their obligations to the Company.

         Parts of California experienced significant floods in early 1998. The Company has completed an analysis of its collateral as a result of these floods. The Company is not aware of any material adverse effects to the collateral position of the Company as a result of these events. No assurance can be given that future flooding will not have an adverse impact on the Company and its borrowers and depositors. During the second quarter of 1998, an additional $200,000 was added to the loan loss reserve for possible losses to agricultural loans due to adverse weather conditions. Since its inception, approximately $125,000 has been charged-off against this reserve.

         LIQUIDITY. In order to maintain adequate liquidity, the Company must have sufficient resources available at all times to meet its cash flow requirements. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. The Company may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity.

         The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $154,688,000 and $186,853,000 on June 30, 1999 and December 31, 1998,
respectively, and constituted 30%, and 37%, respectively, of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $39,514,000 at June 30, 1999 compared with $46,023,000 at December 31, 1998.

         Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $23,481,000, of which $2,702,000 was outstanding as of June 30, 1999 and $7,203,000 was outstanding as of December 31, 1998. Funds used to reduce outstanding short term borrowings during the second quarter of 1999 were obtained from maturities and curtailments that occurred within the investment portfolio and deposit gathering efforts. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

         CAPITAL RESOURCES. On May 23, 1999 the Company's Board of Directors authorized management to repurchase up to 200,000 shares or $2,300,000 of the Company's common stock. The Company intends to repurchase shares from time to time in open market transactions. As of June 30, 1999, 13,950 shares had been repurchased for a total cost of $146,000. Management's authorization to repurchase Company common stock will continue until withdrawn by the Board of Directors. In order to continue to repurchase Company shares, the Company anticipates it will need to receive cash dividends from the Bank of up to $2,000,000 over the life of the stock repurchase program.

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company's financial statements. Management believes, as of June 30, 1999, that the Company, the Bank and the Thrift met all capital requirements to which they are subject. The Company's leverage capital ratio at June 30, 1999 was 8.03% as compared with 7.58% as of December 31, 1998. The

Company's total risk based capital ratio at June 30, 1999 was 11.41% as compared to 11.94% as of December 31,1998.






         The Company's and Bank's actual capital amounts and ratios met all regulatory requirements as of June 30, 1999 and were summarized as follows:

                                                                                                    To Be Well Capitalized
                                                                               For Capital         Under Prompt Corrective
                                                    Actual                  Adequacy Purposes         Action Provisions:
In thousands
--------------------------------------------------------------------------------------------------------------------------
Consolidated                                 Amount          Ratio         Amount        Ratio        Amount       Ratio
--------------------------------------------------------------------------------------------------------------------------
As of June 30, 1999
Total capital (to risk weighted assets)      $ 44,430        11.41%        $ 31,149      8.0%         $ 38,940     10.0%
Tier 1 capital (to risk weighted               39,550        10.16           15,574      4.0            23,362      6.0
   assets)
Leverage ratio*                                39,550         8.03           19,692      4.0            24,615      5.0

The Bank:
--------------------------------------------------------------------------------------------------------------------------
As of June 30, 1999
Total capital (to risk weighted assets)      $ 36,687        10.97%        $ 26,746      8.0%         $ 33,432     10.0%
Tier 1 capital (to risk weighted               32,492         9.72           13,373      4.0            20,059      6.0
   assets)
Leverage ratio*                                32,492         7.42           17,507      4.0            21,884      5.0
--------------------------------------------------------------------------------------------------------------------------

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

         DEPOSITS. Deposits are the Company's primary source of funds. At June 30, 1999, the Company had a deposit mix of 40% in savings deposits, 30% in time deposits, 15% in interest-bearing checking accounts and 15% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

         The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At June 30, 1999, the Company had brokered deposits of $4,882,000.

     Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 1999 and 1998 are summarized as follows:

                                                      JUNE 30, 1999       DECEMBER 31, 1998
                                                      -------------       -----------------
                                                                 (IN THOUSANDS)
     Three months or less                              $ 21,617                $ 17,137
     Over three to six months                            11,249                  10,028
     Over six to twelve months                            8,840                   8,205
     Over twelve months                                   5,586                   7,232
                                                       --------                --------
     Total                                             $ 47,292                $ 42,602
                                                       --------                --------
                                                       --------                --------

BORROWED FUNDS
At June 30 1999 and 1998, the Company's borrowed funds consisted of the following:

                                                                                       JUNE 30            DECEMBER 31,
                                                                                       -------            ------------
                                                                                         1999                  1998
                                                                                               (IN THOUSANDS)
     Securities sold under agreements to repurchase; dated
         December 25, 1998; fixed rate of 5.69%; payable on January
         25, 1999                                                                    $     -              $ 2,100
     FHLB loan, dated June 17, 199; variable rate of 5.08%; rate reprices monthly based on the 1 month LIBOR;
         payable on June 19, 2000                                                      2,600                5,000

     FHLB loan, dated July 15, 1994; fixed rate of 7.58%
         payable on July 15, 1999                                                        102                  103

     Long-term note from unaffiliated bank dated December 22, 1997; fixed rate of 7.80%; principal and interest payable monthly at $25,047; payments
         calculated as fully amortizing over 25 years with a 10 year call              3,241                3,263
                                                                                     -------             --------

     Total                                                                           $ 5,943             $ 10,466
                                                                                     -------             --------
                                                                                     -------             --------


         The decrease in the borrowings was primarily due to amortized principal payments and maturities on available lines of credit with the Federal Home Loan Bank.

RETURN ON EQUITY AND ASSETS

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            ----------------------               ----------------
                                            June 30        June 30             June 30      June 30




                                              1999           1998                1999         1998
                                              ----           ----                ----         ----
Annualized return on average assets          0.97%           .78%                .96%         0.78%
Annualized return on average equity         10.96%          8.32%              10.97%         8.24%
Average equity to average assets             8.83%          9.18%               8.71%         9.47%

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

         At June 30, 1999, MAID held one real estate project including improved and unimproved land in various stages of development. MAID continues to develop this project, and any amounts realized upon sale or other disposition of this asset above its current carrying value of zero will result in noninterest income at the time of such sale or disposition. During the first six months of 1999, no lots were sold. Although the Company expects that the sale or disposition of its remaining project will result in some positive contribution to noninterest income at some time in the future, no assurance can be given as to whether or when such sale or disposition will be completed or that the amount, if any, that the Company will ultimately realize on such asset or whether such amount will exceed the future expenses required to hold and complete development of the project. The amounts, if any, realized on future disposition of this property will depend on conditions in the local real estate market and the demand, if any, for new development. The Company's regulatory deadline for completing its divestiture of this asset is December 31, 2000.

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

State of Readiness

         The Company has a Year 2000 (Y2K) compliance plan that has been approved by the board of directors. The board of directors is updated monthly on the progress of the plan. The Company is utilizing both internal and external resources to identify, correct, or reprogram its systems to make them Year 2000 compliant. The Bank's core banking system, Jack Henry Associates Inc. Silverlake, issued a new software release in August 1999 that is Year 2000 compliant.

         In addition to a review and testing of the Jack Henry Associates Inc. Silverlake product, Capital Corp of the West's Year 2000 Y2K plan also addresses internal systems, customer systems, and vendor systems, including its non-information technology systems, which might be effected by the century date change. The Company is on schedule to meet all internal deadlines set in the plan. The Company is in the process of ensuring these additional concerns are addressed within the Y2K plan. The Company's Y2K plan takes a systematic approach to identifying and resolving the hardware and software problems inherent with this date change.

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

Costs

         The estimated cost to the Company of the Y2K project is projected to be approximately $400,000. Hard costs consist of 30% of this amount, while the remainder is made up of soft costs such as meeting time. No major projects have been delayed or canceled due to these costs. During the first six months of 1999, the Company has incurred approximately $35,000 in Y2K plan expenses. Total cumulative costs of the Y2K project total approximately $350,000 as of June 30, 1999.



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

Contingency Plan

         A contingency plan has been developed in order to structure a methodology that would allow the Company to continue operations in the event the Company, or its key suppliers, customers, or third party service providers will not be year 2000 compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations.


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

         On June 30, 1999, the interest rate position of the Company was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be approximately 1-2% of net interest income when compared to stable rates. See "BUSINESS - Selected Statistical Information - Interest Rate Sensitivity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -Interest Rate Risk Management."

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

(a.) Annual Meeting was held April 13, 1999. The number of shares represented in person or by proxy and constituting a quorum was 3,327,680 which equals 72%.

(b.)   Election of directors                       VOTES FOR
                                                   ---------
       Bertyl W. Johnson                           3,139,743
       Tapan Munroe                                3,139,844
       James W. Tolladay                           3,191,878
       Tom A. L. Van Groningen                     3,139,422

ITEM 5.           OTHER INFORMATION.

In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.


EXHIBITS          DESCRIPTION OF EXHIBITS
--------          -----------------------
3.1               Articles of Incorporation, incorporated by reference from (filed as Exhibit                   *
                  3.1 of the Company's June 30, 1996 Form 10Q filed with the SEC on or about
                  November 14, 1996).

3.2               Bylaws (filed as Exhibit 3.2 of the Company's June 30, 1996 Form 10Q filed                    *
                  with the SEC on or about November 14, 1996.)

10                Employment agreement between Thomas T. Hawker and Capital Corp. (Filed as                     *
                  Exhibit 10 of the Company's 1996 form 10K filed with the SEC on or about
                  June 30, 1997)




10.1 Administration Construction Agreement (filed as Exhibit 10.4 of the * Company's 1995 Form 10K filed with the SEC on or about June 30, 1996).

10.2              Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995 Form 10K                       *
                  filed with the SEC on or about June 30, 1996).

10.3              401 (k) Plan (filed as Exhibit 10.7 of the Company's 1995 Form 10K filed                      *
                  with the SEC on or about June 30, 1996).

10.4              Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company's 1995                    *
                  Form 10K filed with the SEC on or about June 30, 1996).

10.5              Purchase Agreement for three branches from Bank of America is incorporated                    *
                  herein by reference from Note 1 of the Company's Consolidated Financial
                  Statements

         (b)      REPORTS ON FORM 8-K

              None

                  * DENOTES DOCUMENTS WHICH HAVE BEEN INCORPORATED BY REFERENCE.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL CORP OF THE WEST
                                       (Registrant)


                                       By    /s/ Thomas T. Hawker
                                          ------------------------------
                                                 Thomas T. Hawker
                                                 President and
                                                 Chief Executive Officer

                                       By    /s/ R. Dale McKinney
                                          ------------------------------
                                                 R. Dale McKinney
                                                 Chief Financial Officer