Form 10-Q
period 1999-09-30
CAPITAL CORP OF THE WEST
filed 1999-11-15
CIK 1004740

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30,1999

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________ to ______________


Commission File Number:             0-27384

                            CAPITAL CORP OF THE WEST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                               77-0405791
     -------------------------------             --------------------------
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

The number of shares outstanding of the registrant's common stock, no par value, as of September 30, 1999 was 4,483,483. No shares of preferred stock, no par value, were outstanding at September 30, 1999.

                            CAPITAL CORP OF THE WEST
                                Table of Contents

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements
              Consolidated Balance Sheets                                                             3
              Consolidated Statements of Income and Comprehensive Income                              4
              Consolidated Statements of Changes in Stockholders' Equity                              5
              Consolidated Statements of Cash Flows                                                   6
              Notes to Consolidated Financial Statements                                              7

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                                   10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                   33




PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           33
Item 2.  Changes in Securities                                                                       33
Item 3.  Defaults Upon Senior Securities                                                             33
Item 4.  Submission of matters to a vote of Security Holders                                         34
Item 5.  Other Information                                                                           34
Item 6.  Exhibits and Reports on Form 8-K                                                            34

SIGNATURES                                                                                           35

                            Capital Corp of the West
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   09/30/99           12/31/98
                                                                                   --------           --------
                                                                                         (In thousands)
                               ASSETS
Cash and noninterest-bearing deposits in other banks                               $ 32,593           $ 25,771
Federal funds sold                                                                    2,300             19,125
Time deposits at other financial institutions                                         7,201                600
Investment securities available for sale, at fair value                             120,622            141,357
Investment securities held to maturity at cost, fair value of $29,740,000, and
     $13,584,000 at September 30, 1999 and
     December 31, 1998                                                               30,329             13,510
Loans, net of allowance for loan losses of $6,016,000, and
     $4,775,000 at September 30, 1999 and December 31, 1998                         317,350            264,158
Interest receivable                                                                   3,403              3,272
Premises and equipment, net                                                          12,899             13,319
Intangible assets                                                                     5,267              5,865
Other assets                                                                         17,351             12,882
                                                                                   --------           --------
         Total assets                                                              $549,315           $499,859
                                                                                   --------           --------
                                                                                   --------           --------
                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing demand                                                    $ 78,315           $ 80,290
     Negotiable orders of withdrawal                                                 67,508             71,526
     Savings                                                                        173,999            165,781
     Time, under $100,000                                                            98,201             84,011
     Time, $100,000 and over                                                         54,477             42,602
                                                                                   --------           --------
         Total deposits                                                             472,500            444,210

Short term borrowings                                                                27,100              7,203
Long term borrowings                                                                  3,230              3,263
Accrued interest, taxes and other liabilities                                         3,819              2,379
                                                                                   --------           --------
         Total liabilities                                                          506,649            457,055

Preferred Stock, no par value; 10,000,000 shares authorized;
     None outstanding
Common stock, no par value; 20,000,000 shares authorized; 4,483,483 and
     4,607,102 issued & outstanding at September 30,
     1999, and December 31, 1998                                                     35,495             37,142
Retained earnings                                                                     9,286              5,634
Accumulated other comprehensive (loss) income, net                                   (2,115)               28
                                                                                   --------           --------
         Total shareholders' equity                                                  42,666             42,804
                                                                                   --------           --------
         Total liabilities and shareholders' equity                                $549,315           $499,859
                                                                                   --------           --------
                                                                                   --------           --------

                             See accompanying notes

                            Capital Corp of the West
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                                For the Three Months     For the Nine Months
                                                                 Ended September 30,     Ended September 30,
                                                                  1999        1998        1999         1998
                                                                  ----        ----        ----         ----
                                                                    (In thousands)            (In thousands)
Interest Income:
     Interest and fees on loans                                 $ 7,881      $6,708     $ 21,898      $18,488
     Interest on deposits with other financial institutions          45          16           84           50
     Interest on investments held to maturity:
         Taxable                                                    300         182          667          551
         Non-taxable                                                 56           -          134            -
     Interest on investments available for sale:
         Taxable                                                  1,499       1,642        4,463        4,996
         Non-taxable                                                288         216          901          483
     Interest on federal funds sold                                  37         257          340          907
                                                                -------      ------     --------      -------
         Total interest income                                   10,106       9,021       28,487       25,475

Interest expense:
     Interest on negotiable orders of withdrawal                    117         131          339          372
     Interest on savings deposits                                 1,501       1,436        4,285        4,316
     Interest on time deposits, under $100,000                    1,148       1,063        3,289        3,314
     Interest on time, $100,000 and over                            599         497        1,696        1,158
     Interest on other borrowings                                   193         321          423          977
                                                                -------      ------     --------      -------
         Total interest expense                                   3,558       3,448       10,032       10,137

Net interest income                                               6,548       5,573       18,455       15,338
Provision for loan losses                                           672         700        1,772        1,690
                                                                -------      ------     --------      -------
Net interest income after provision for loan losses               5,876       4,873       16,683       13,648

Other income:
     Service charges on deposit accounts                            846         734        2,383        2,072
     Income from real estate held for sale                            -          56          250          419
     Other                                                          361         430        1,177        1,176
                                                                -------      ------     --------      -------
         Total other income                                       1,207       1,220        3,810        3,667

Other Expenses:
     Salaries and related benefits                                2,545       2,055        7,163        5,929
     Premises and occupancy                                         418         330        1,141          980
     Equipment                                                      539         581        1,547        1,625
     Professional fees                                              228         381          921          746
     Marketing                                                      188         173          540          463
     Goodwill and intangible amortization                           198         195          594          584
     Branch purchase                                                  -           -            -          101
     Supplies                                                       126         143          419          455
     Other                                                        1,053         993        2,913        2,669
                                                                -------      ------     --------      -------
         Total other expenses                                     5,295       4,851       15,238       13,552

Income before income taxes                                        1,788       1,242        5,255        3,763
Provision for income taxes                                          492         248        1,603        1,076
                                                                -------      ------     --------      -------
Net income                                                      $ 1,296      $  994     $  3,652      $ 2,687
-------------------------------------------------------------------------------------------------------------
Comprehensive Income:
Unrealized (loss) gains on securities arising during the           (547)       467        (2,071)         482
period,
Less: reclassification adjustment for gains included
     in net income, net                                             (93)         -           (72)         (55)
                                                                -------      ------     --------      -------
Comprehensive income, net                                       $   656      $1,461     $  1,509      $ 3,114
                                                                -------      ------     --------      -------
                                                                -------      ------     --------      -------
Basic earnings per share                                        $  0.28      $  .22     $    .80      $  0.58
Diluted earnings per share                                      $  0.28      $  .21     $    .77      $  0.56
-------------------------------------------------------------------------------------------------------------

                             See accompanying notes

                            Capital Corp of the West
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

(Amounts in thousands except number of shares)

                                              Common Stock                            Accumulated
                                              ------------                               other
                                         Number                        Retained      comprehensive
                                       of shares        Amounts        earnings    (loss) income, net     Total
                                       ---------        -------        --------    ------------------    -------
Balance, December 31, 1998             4,607,102        $37,142         $5,634             $28           $42,804

Stock repurchases                       (137,510)        (1,768)             -               -            (1,768)

Exercise of stock options                 13,891            121              -               -               121

Net change in fair market value
   of investment securities, net of
   tax effect of $(1,445)                      -              -              -          (2,143)           (2,143)

Net income                                     -              -          3,652               -             3,652
                                       ---------        -------         ------         -------           -------
Balance, September 30, 1999            4,483,483        $35,495         $9,286         $(2,115)          $42,666
                                       ---------        -------         ------         -------           -------
                                       ---------        -------         ------         -------           -------

                             See accompanying notes

                            Capital Corp of the West
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              9 months ended      9 months ended
                                                                                 09/30/99            09/30/98
                                                                                         (In thousands)
OPERATING ACTIVITIES:
Net income                                                                      $  3,652            $  2,687
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                 1,772               1,690
         Depreciation, amortization and accretion, net                             2,185               2,541
         Gain on sale of real estate held for sale                                   250                 363
         Gain on sale of premises and equipment                                       10                   -
     Net increase in interest receivable & other assets                           (3,808)             (1,068)
     Net (increase) decrease in deferred loan fees                                  (690)                 85
     Net increase in accrued interest payable & other liabilities                  1,880                  92
                                                                                --------            --------
Net cash provided by operating activities                                          5,251               6,390

INVESTING ACTIVITIES:
     Investment security purchases                                               (47,591)            (40,745)
     Proceeds from maturities of investment securities                            26,160              25,381
     Proceeds from sales of AFS investment securities                             21,351              26,219
     Net (increase) decrease in time deposits in other financial                  (6,601)                 99
institutions
     Proceeds from sales of commercial and real estate loans                         939               6,410
     Net increase in loans                                                       (55,396)            (50,088)
     Purchases of premises and equipment                                            (873)             (1,912)
     Proceeds from sales of real estate held for sale                                250                 478
                                                                                --------            --------
Net cash used by investing activities                                            (61,761)            (34,158)

FINANCING ACTIVITIES:
Net increase in demand, NOW and savings deposits                                   2,225              36,271
     Net increase in certificates of deposit                                      26,065              21,209
     Net increase (decrease) in other borrowings                                  19,864                (672)
     Purchase of treasury stock                                                   (1,768)                  -
     Fractional shares purchased                                                       -                  (6)
     Exercise of stock options                                                       121                 105
                                                                                --------            --------
Net cash provided by financing activities                                         46,507              56,907

Net (decrease) increase in cash and cash equivalents                             (10,003)             29,139

Cash and cash equivalents at beginning of period                                  44,896              23,435
                                                                                --------            --------
Cash and cash equivalents at end of period                                      $ 34,893            $ 52,574
                                                                                --------            --------
                                                                                --------            --------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
     Investment securities net unrealized losses; net of tax                      (2,143)               (427)
     Interest paid                                                                 9,559              10,127
     Income tax payments                                                           1,511                 200
     Transfer of securities from available for sale to held to maturity            4,327               9,636
     Loans transferred to other real estate owned                                      -                 478

                             See accompanying notes

                            Capital Corp of the West
                   Notes to Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)

GENERAL - COMPANY

     Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the "Bank") and all of the capital stock of Town and Country Finance and Thrift (the "Thrift"). During 1998, the Company formed Capital West Group, a new subsidiary that engages in the financial institution advisory business, but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Authorized Preferred Stock. As of September 30, 1999 there were 4,483,483 common shares outstanding, held of record by approximately 2,300 shareholders. There were no preferred shares outstanding at September 30, 1999. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, the Bank's subsidiaries, Capital West Group and the Thrift, unless context otherwise requires.

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

INDUSTRY AND MARKET AREA

     The Bank engages in general commercial banking business primarily in Merced, Tuolumne, Mariposa, Madera and Stanislaus counties. The bank has thirteen branch offices: two in Merced with one branch centrally located in Merced and the other in downtown Merced which also serves as the Bank's administrative office building, offices in Atwater, Turlock, Hilmar, Sonora, Los Banos, Mariposa, Livingston, Dos Palos, Madera and two offices in Modesto. The Thrift engages in the general consumer lending business primarily in Stanislaus, Fresno, and Tulare counties from its main office in Turlock, and branch offices located Modesto, Visalia, and Fresno.

OTHER FINANCIAL NOTES

     All adjustments which in the opinion of Management are necessary for a fair presentation of the Company's financial position at September 30, 1999 and December 31, 1998 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and the statements of cash flows for the nine months ended September 30, 1999 and 1998 have been included. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The interim results for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1999.

     Per share information is based on the weighted average number of shares of common stock outstanding during each three and nine month period presented after giving retroactive effect for the 5% stock dividend declared for shareholders of record May 7, 1998, payable September 1, 1998. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and nine month periods ending September 30, 1999 and 1998:

                                                 For The Three Months        For The Nine Months
                                                 Ended September 30,         Ended September 30,
                                                  1999          1998          1999         1998
                                                 ------        ------        ------       ------
(In thousands, except per share data)
Basic EPS computation:
     Net income                                  $1,296        $  994        $3,652       $2,687
                                                 ------        ------        ------       ------
     Average common shares outstanding            4,550         4,603         4,585        4,601
                                                 ------        ------        ------       ------
Basic EPS                                        $ 0.28        $ 0.22         $0.80       $ 0.58
                                                 ------        ------        ------       ------
                                                 ------        ------        ------       ------
Diluted EPS computation:
     Net income                                  $1,296        $  994        $3,652       $2,687
                                                 ------        ------        ------       ------
     Average common shares outstanding            4,550         4,603         4,585        4,601
     Stock options                                  140           155           140          155
                                                 ------        ------        ------       ------
                                                  4,690         4,758         4,725        4,756
                                                 ------        ------        ------       ------
                                                 ------        ------        ------       ------
Diluted EPS                                      $ 0.28        $ 0.21        $ 0.77       $ 0.56
                                                 ------        ------        ------       ------
                                                 ------        ------        ------       ------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 133 supersedes Statements No. 80, "Accounting for Future Contracts," No. 105, "disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting operation. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial condition.

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

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statement of the Company and the Notes thereto.

RESULTS OF OPERATIONS

     OVERVIEW. For the three and nine months ended September 30, 1999 the Company reported record net income of $1,296,000 and $3,652,000 which compares to $994,000 and $2,687,000 for the three and nine months ending September 30, 1999. These amounts represent increases of 30.4% and 35.9%, respectively. Basic and diluted earnings per share were $0.28 for the three months ended September 30, 1999, compared with $0.22 and $0.21 for the same period in 1998. Basic and diluted earnings per share were $0.80 and $0.77 for the nine months ended September 30, 1999, compared with $0.58 and $0.56 for the same period in 1998. The annualized return on average assets was .99% and .85% for the three months ended September 30, 1999 and 1998, respectively. The Company's annualized return on average equity was 11.92% and 9.27% for the three months ended September 30, 1999 and 1998, respectively.

     The following tables provides a summary of the major categories of income and expense for the third quarter of 1999 compared with the third quarter of 1998 and for the first nine months of 1999 compared with the first nine months of 1998.

                                                     Three Months
                                                  Ended September 30,            Percentage Change
                                               1999                 1998         Increase (Decrease)
                                      (In thousands, except earnings per share)
Interest income                              $10,106               $9,021                 12.0%
Interest expense                               3,558                3,448                  3.2
Net interest income                            6,548                5,573                 17.5
Provision for loan losses                        672                  700                 (4.0)
Net interest income after provision
     for loan losses                           5,876                4,873                 20.6
Other income                                   1,207                1,220                 (0.1)
Other expenses                                 5,295                4,851                  9.2
Income before income taxes                     1,788                1,242                 44.0
Income taxes                                     492                  248                 98.4
Net income                                     1,296                  994                 30.4
Diluted earnings per common share               0.28                 0.21                 33.3

                                                   Nine Months
                                               Ended September 30,               Percentage Change
                                               1999                 1998         Increase (Decrease)
                                      (In thousands, except earnings per share)
Interest income                              $28,487              $25,475                 11.8%
Interest expense                              10,032               10,137                 (1.0)
Net interest income                           18,455               15,338                 20.3
Provision for loan losses                      1,772                1,690                  4.9
Net interest income after provision
     for loan losses                          16,683               13,648                 22.2
Other income                                   3,810                3,667                  3.9
Other expenses                                15,238               13,552                 12.4
Income before income taxes                     5,255                3,763                 39.6
Income taxes                                   1,603                1,076                 49.0
Net income                                     3,652                2,687                 35.9
Diluted earnings per common share               0.77                 0.56                 37.5

     NET INTEREST INCOME. The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earnings assets and interest paid on interest bearing liabilities. Net interest income for the three and nine months ended September 30, 1999 totaled $6,548,000 and $18,455,000 and represented an increase of $975,000 and $3,117,000 or 17.5% and 20.3% when compared to the $5,573,000 and $15,338,000 achieved during the three and nine months ended September 30, 1998.

     Total interest and fees on earning assets were $10,106,000 and $28,487,000 for the three and nine months ended September 30, 1999, an increase of $1,085,000 and $3,012,000 or 12.0% and 11.8% from the $9,021,000 and $25,475,000 for the same periods in 1998. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in the volume of interest income for the three months ended September 30, 1999 was primarily the result of an increase in the volume of interest-earning assets. Average interest-earning assets for the three and nine months ended September 30, 1999 were $467,085,000 and $450,140,000 compared with $414,457,000 and $392,812,000 for the three and nine months ended September 30, 1998, an increase of $52,628,000 and $57,328,000 or 12.7% and 14.6%.

     Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $3,558,000 and $10,032,000 for the three and nine months ended September 30, 1999, compared with $3,448,000 and $10,137,000 for the three and nine months ended September 30, 1998, an increase (decrease) of $110,000 and (105,000) or 3.2% and (1.0)%. During 1999, there was a decrease in deposit interest rates and an increase in volume of interest-bearing liabilities. Average interest-bearing liabilities were $398,308,000 and $383,805,000 for the three and nine months ended September 30, 1999 compared with $354,752,000 and $339,532,000 for the same three and nine months in 1998, an increase of $43,556,000 and $44,273,000 or 12.3% and 13%. Average interest rates paid on interest-bearing liabilities were 3.57% and 3.49% for the three and nine months ending September 30, 1999 compared with 3.89% and 3.98% for the same three and nine months of 1998, a decrease of 32 and 49 basis points or 8.2% and 12.3%.

     The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets. The Company has not opened any new branch locations since the purchase of three branches of Bank of America in December 1997.

     The Company's net interest margin, the ratio (annualized) of net interest income to average interest-earning assets, was 5.61% and 5.47% for the three and nine months ended September 30, 1999 compared with 5.38% and 5.21% for the same periods in 1998. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's increase in net interest margin was primarily attributable to a moderate change in the mix of interest-earning assets. Loans as a percentage of average interest-earning assets were 68% and 66% for the three and nine months ended September 30, 1999 compared to 62% and 60% for the three and nine months ended September 30, 1998.

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

            AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

                                                        Three months ended                  Three months ended
                                                        September 30, 1999                  September 30, 1998
                                                 Average                              Average
                                                 Balance     Interest   Yield/rate    Balance     Interest  Yield/rate
                                                                            (In thousands)
Assets
Federal funds sold                               $  2,866    $    37      5.16%       $ 18,712     $  257       5.49%
Time deposits at other financial institutions       3,381         45      5.32           1,242         16       5.15
Taxable investment securities                     113,383      1,799      6.35         119,699      1,824       6.10
Nontaxable investment securities (1)               30,070        344      4.58          17,650        216       4.90
Loans, gross (2)                                  317,385      7,881      9.93         257,154      6,708      10.56
                                                 --------    -------      ----        --------     ------      -----
Total interest-earning assets                     467,085     10,106      8.65         414,457      9,021       8.71
Allowance for loan losses                          (6,048)                              (4,189)
Cash and due from banks                            22,682                               19,943
Premises and equipment, net                        13,042                               13,533
Interest receivable and other assets               25,145                               23,088
                                                 --------                             --------
     Total assets                                $521,906                             $466,832
                                                 --------                             --------
                                                 --------                             --------
Liabilities And Shareholders' Equity
Negotiable order of withdrawal                   $ 68,992    $   117      0.68%       $ 58,336     $  131       0.90%
Savings deposits                                  177,809      1,501      3.38         160,483      1,436       3.60
Time deposits                                     139,721      1,747      5.00         114,034      1,560       5.47
Other borrowings                                   11,786        193      6.55          21,899        321       5.86
                                                 --------    -------      ----        --------     ------      -----
Total interest-bearing liabilities                398,308      3,558      3.57         354,752      3,448       3.89

Noninterest-bearing deposits                       75,964                               65,972
Accrued interest, taxes and other liabilities       4,135                                3,523
                                                 --------                             --------
     Total liabilities                            478,407                              424,247

Total shareholders' equity                         43,499                               42,585
                                                 --------                             --------
Total liabilities and shareholders' equity       $521,906                             $466,832
                                                 --------                             --------
                                                 --------                             --------
Net interest income and margin (3)                           $ 6,548      5.61%                    $5,573       5.38%
                                                             -------      ----                     ------      -----
                                                             -------      ----                     ------      -----

(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.

(2) Nonaccrual loans are included in average balances. Amounts of interest earned includes loan fees of $53,000 and $323,000 for the three months ending September 30, 1999 and 1998 respectively.

(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the nine month periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

                                                        Nine months ended                   Nine months ended
                                                        September 30, 1999                  September 30, 1998
                                                 Average                              Average
                                                 Balance     Interest   Yield/rate    Balance     Interest  Yield/rate
                                                                            (In thousands)
ASSETS
Federal funds sold                               $  9,503    $   340      4.77%       $ 22,115    $   907       5.47%
Time deposits at other financial institutions       2,095         84      5.35           1,072         50       6.22
Taxable investment securities                     112,711      5,130      6.07         121,378      5,547       6.10
Nontaxable investment securities (1)               30,099      1,035      4.58          12,734        483       5.06
Loans, gross (2)                                  295,732     21,898      9.87         235,513     18,488      10.50
                                                 --------    -------      ----        --------     ------      -----
Total interest-earning assets                     450,140     28,487      8.44         392,812     25,475       8.65
Allowance for loan losses                          (5,769)                              (4,028)
Cash and due from banks                            21,168                               20,155
Premises and equipment, net                        13,141                               13,356
Interest receivable and other assets               24,285                               22,390
                                                 --------                             --------
     Total assets                                $502,965                             $444,685
                                                 --------                             --------
                                                 --------                             --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Negotiable order of withdrawal                   $ 67,350    $   339      0.67%       $ 55,721    $   372       0.89%
Savings deposits                                  175,363      4,285      3.26         153,461      4,316       3.75
Time deposits                                     133,431      4,985      4.98         108,607      4,472       5.49
Other borrowings                                    7,661        423      7.36          21,743        977       5.99
                                                 --------    -------      ----        --------     ------      -----
Total interest-bearing liabilities                383,805     10,032      3.49         339,532     10,137       3.98

Noninterest-bearing deposits                       71,717                               60,420
Accrued interest, taxes and other liabilities       3,899                                2,921
                                                 --------                             --------
     Total liabilities                            459,421                              402,873

Total shareholders' equity                         43,544                               41,812
                                                 --------                             --------
Total liabilities and shareholders' equity       $502,965                             $444,685
                                                 --------                             --------
                                                 --------                             --------
Net interest income and margin (3)                           $18,455      5.47%                   $15,338       5.21%
                                                             -------      ----                     ------      -----
                                                             -------      ----                     ------      -----

(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.

(2) Nonaccrual loans are included in average balances. Amounts of interest earned includes loan fees of $329,000 and $971,000 for September 30, 1999 and 1998 respectively.

(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.


     NET INTEREST INCOME CHANGES DUE TO VOLUME RATE. The following table sets forth, for the periods indicated, a summary of the changes in average asset and liability balances and interest earned and interest paid resulting from changes in average asset and liability balances (volume) and changes in average interest rates and the total net change in interest income and expenses. The changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Net Interest Income Variance Analysis:

                                                                   Nine Months Ended
                                                   September 30, 1999 compared to September 30, 1998
                                                     Volume             Rate                Total
                                                     ------            -------              ------
                                                                    (In thousands)
(Decrease) increase in interest income:
Federal funds sold                                   $ (463)           $  (104)             $ (567)
Time deposits at other financial institutions            42                 (8)                 34
Taxable investment securities                          (393)               (24)               (417)
Tax-exempt investment securities                        570                (18)                552
Loans                                                 4,507             (1,097)              3,410
                                                     ------            -------              ------
Total                                                 4,263             (1,251)              3,012
                                                     ------            -------              ------
                                                     ------            -------              ------
Increase (decrease) interest expense:
Interest bearing demand                                  69               (102)                (33)
Savings deposits                                        574               (605)                (31)
Time deposits                                           955               (442)                513
Other borrowings                                       (740)               186                (554)
                                                     ------            -------              ------
Total                                                   858               (963)               (105)
                                                     ------            -------              ------
Increase in net interest income                      $3,405            $  (288)             $3,117
                                                     ------            -------              ------
                                                     ------            -------              ------

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and nine months ended September 30, 1999 was $672,000 and $1,772,000 which compares with $700,000 and $1,690,000 for the three and nine months ended September 30, 1998. See "Allowance for Loan Losses" contained herein. As of September 30, 1999 the allowance for loan losses was $6,016,000 or 1.86% of total loans. At September 30, 1999, nonperforming assets totaled $3,713,000 or 0.68% of total assets, nonperforming loans totaled $3,321,000 or 1.03% of total loans and the allowance for loan losses totaled 181% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

     OTHER INCOME. Total other income for the three and nine months ended September 30, 1999 was $1,207,000 and $3,810,000 which compares with $1,220,000 and $3,667,000 for the same periods in 1998. Service charges on deposit accounts increased by $112,000 or 15.2% to $846,000 for the three months ended September 30, 1999 compared with $734,000 for the same period in 1998. Income from the sale of real estate held for sale or development decreased by $56,000 over 1998 levels, as there were no real estate sales during the third quarter of 1999. Other income, which includes commissions earned on the retail sale of securities and annuities, decreased by $69,000 or 16% for the three month period ended September 30, 1999 to $361,000 which compares to the $430,000 recorded in the same period in 1998. The $250,000 gain on sale of real estate recorded during the first nine months of 1999 resulted from the sale of a property during the first quarter of 1999 that was previously written off.

     OTHER EXPENSE. Noninterest expenses for the three and nine months ended September 30, 1999 were $5,295,000 and $15,238,000 which compares with $4,851,000 and $13,552,000 for the three and nine months ended September 30, 1998. The primary components of noninterest expenses were salaries and employee benefits, furniture and equipment expenses, occupancy expenses, professional fees, and other operating expenses.

     For the three and nine months ended September 30, 1999, salaries and related benefits increased by $490,000 and $1,234,000 over the same period in 1998 to $2,545,000 and $7,163,000. Equipment expenses decreased by $42,000 and $78,000 during the three and nine months ended September 30, 1999 to $539,000 and $1,547,000. When comparing the results of the three months ending September 30, 1999 to three months ending September 30, 1998, premises and occupancy expenses increased $88,000 or 27%, professional fees decreased by $153,000 or 40%, marketing expenses increased by $15,000, goodwill and intangible amortization expense increased by $3,000, supplies expense decreased by $17,000, and other expenses increased by $60,000. The salary expense increases were primarily the result of increased staffing levels and normal salary progression. The decrease in professional fees was the result of a decrease in the use of management consultants. Expenses for branch purchases incurred in 1998 were the result of trailing expenses related to the acquisition of three branches purchased from Bank of America in December, 1997.

     PROVISION FOR INCOME TAXES. The Company recorded an increase of $244,000 and $527,000 in the income tax provision to $492,000 and $1,603,000 for the three and nine months ended September 30,1999 compared to the $248,000 and $1,076,000 recorded for the same periods in 1998. For the three and nine months ended September 30, 1999, the Company experienced an effective tax rate of 28% and 31% compared to 20% and 29% recorded for the same periods in 1998. The increase in income taxes during the third quarter of 1999 is primarily related to an overall increase in pretax earnings. The increase in effective tax rates between 1999 and 1998 is primarily related to an increase in taxable earnings. The Company's tax rate was positively affected by investments in housing tax credit limited partnerships during 1998 and 1999. These partnership investments allow the Company to utilize federal and state housing credits obtained from investments in low-income affordable housing projects. The Company had investments in these partnerships of $5,800,000 as of September 30, 1999 and $4,238,000 as of September 30, 1998, resulting in estimated tax credits of $105,000 and $330,000 for the three and nine months ending September 30, 1999 compared with $79,000 and $227,000 for the same periods in 1998.

INTEREST RATE RISK

     Managing interest rate risk is an integral part of managing a banking institution's primary source of income, net interest income. The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. The Company considers its rate-sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans, investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes within one year and include maturing time certificates, certain savings deposits and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that reprice at various time frames in called the "gap." Generally, if repricing assets exceed repricing liabilities in a time period the Company would be considered to be asset-sensitive. If repricing liabilities exceed repricing assets in a time period, the Company would be considered to be liability-sensitive. Generally, the Company seeks to maintain a balanced position whereby there is no significant asset or liability sensitivity within a one-year period to ensure net interest margin stability in times of volatile interest rates. This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

     The following tables set forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1999, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

                                                 AT SEPTEMBER 30, 1999

                                                  AFTER 3       AFTER 1
                                                    BUT        YEAR BUT
                                      WITHIN      WITHIN        WITHIN         AFTER       NONINTEREST-
                                     3 MONTHS    12 MONTHS     5 YEARS        5 YEARS        BEARING         TOTAL
                                    ---------    ---------     --------       --------       --------      --------
                                                                      (IN THOUSANDS)
ASSETS
Time deposits at other banks        $   7,201    $       -     $      -       $      -       $      -      $  7,201
Federal funds sold                      2,300            -            -              -              -         2,300
Investment securities                   6,161        7,235       39,640         94,155          3,760       150,951
Loans                                 140,591       38,191       97,480         47,104              -       323,366
                                    ---------    ---------     --------       --------       --------      --------
Total earning assets                  156,253       45,426      137,120        141,259          3,760       483,818
Noninterest-earning assets and
     allowances for loan losses             -            -            -              -         65,497        65,497
                                    ---------    ---------     --------       --------       --------      --------
Total assets                        $ 156,253    $  45,426     $137,120       $141,259       $ 69,257      $549,315

LIABILITIES AND
     SHAREHOLDERS' EQUITY
Demand deposits                     $       -    $       -     $      -       $      -       $ 78,315      $ 78,315
Savings, money market and NOW
     deposits                         241,507            -            -              -              -       241,507
Time deposits                          49,253       78,027       25,398              -              -       152,678
Other interest-bearing liabilities     14,500       12,600            -          3,230              -        30,330
Other liabilities and shareholders'
     equity                                 -            -            -              -         46,485        46,485
                                    ---------    ---------     --------       --------       --------      --------
Total liabilities and
     shareholders' equity           $ 305,260    $  90,627     $ 25,398       $  3,230       $124,800      $549,315
                                    ---------    ---------     --------       --------       --------      --------
                                    ---------    ---------     --------       --------       --------      --------

Incremental gap                      (149,007)     (45,201)     111,722        138,029        (55,543)
Cumulative gap                      $(149,007)   $(194,208)    $(82,486)      $ 55,543       $      -
Cumulative gap as a % of earning
     assets                            (30.80)%     (40.14)%     (17.12)%        11.48%


     The Company was liability-sensitive with a negative cumulative one-year gap of $194,208,000 or (40.14)% of interest-earning assets at September 30, 1999. In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

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

     As an additional measure of interest rate sensitivity, the Company now monitors through a detailed model its expected change in net interest income. This model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's net interest income. Based upon the September 30, 1999 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the market interest rates of 2%, this model estimates the Company's cumulative change in net interest income over the next year would decrease by approximately $783,000 or 3% of net interest income. No assurance can be given that the actual net interest income would not decrease substantially if market interest rates increased by more than 2%.

FINANCIAL CONDITION

     Total assets at September 30, 1999 were $549,315,000, an increase of $49,456,000 or 10% compared with total assets of $499,859,000 at December 31, 1998. Net loans were $317,350,000 at September 30, 1999, an increase of $53,192,000 or 20% compared with net loans of $264,158,000 at December 31, 1998. Deposits were $472,500,000 at September 30, 1999, an increase of $28,290,000 or 6% compared with deposits of $444,210,000 at December 31, 1998. Brokered deposits totaled $6,538,000 and $0 as of September 30, 1999 and December 31, 1998. The increase in total assets of the Company from December 31, 1998 to September 30, 1999 was primarily the result of increased retail deposit gathering efforts and the introduction of a brokered certificate of deposit program. During the third quarter of 1999, maturities that occurred within the investment portfolio and new deposit monies received were primarily used to fund loan growth. Short term borrowings were used to purchase investment securities and fund loan growth. All short term borrowings were secured by a portion of the Company's investment portfolio.

     Total shareholders' equity was $42,666,000 at September 30, 1999, a decrease of $138,000 or .3% from $42,804,000 at December 31, 1998. The decline in shareholders' equity between September 30, 1998 and September 30, 1999 was primarily the result of an increased loss in other comprehensive income.

     INVESTMENT PORTFOLIO. The following table sets forth the carrying amount (fair value) of available for sale investment securities as of September 30, 1999 and December 31, 1998.

                                               SEPTEMBER 30          DECEMBER 31
                                             -------------------------------------
                                                   1999                 1998
(In thousands)
AVAILABLE FOR SALE SECURITIES:
U.S Treasury and U.S.
     Government agencies                         $ 17,033             $ 12,711
State and political subdivisions                   23,998               30,192
Mortgage-backed securities                         45,602               56,048
Collateralized mortgage obligations                20,523               29,264
Corporate debt securities                           9,706                9,878
Other securities                                    3,760                3,264
                                                 --------             --------
Carrying amount and fair value                   $120,622             $141,357
                                                 --------             --------
                                                 --------             --------

     The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at September 30, 1999 and December 31, 1998.

                                               SEPTEMBER 30          DECEMBER 31
                                                   1999                  1998
(In thousands)
HELD TO MATURITY SECURITIES:
U.S. Treasury and U.S.
     Government agency                            $ 1,009              $ 2,024
State and political subdivision                     4,392                    -
Mortgage-backed securities                         24,928               11,486
                                                  -------              -------
Carrying amount (amortized cost)                  $30,329              $13,510
                                                  -------              -------
                                                  -------              -------
Fair value                                        $29,740              $13,584
                                                  -------              -------
                                                  -------              -------

     As of September 30, 1999, the amortized cost of held to maturity securities was $30,329,000, an increase of $16,819,000 or 124% over the $13,510,000 held as of December 31, 1998. Approximately $4,327,000 of this increase is the result of a transfer of state and political subdivision securities from the available for sale portfolio to the held to maturity portfolio that took place in the first quarter of 1999. The remainder of the increase is derived primarily from the purchase of mortgage-backed securities.

     The following table sets forth the maturities of the Company's investment securities at September 30, 1999 and the weighted average yields of such securities based on cost and the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

                                                                     AT SEPTEMBER 30, 1999
                                     -----------------------------------------------------------------------------------
                                     WITHIN ONE YEAR     ONE TO 5 YEARS    FIVE TO TEN YEAS    OVER TEN YEARS      TOTAL
                                      AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT
(In thousands)
Available for Sale Securities
Treasury and U.S. Government agency    $  -        -%   $12,610    6.05%    $    -       -%  $  4,423    6.42%  $ 17,033
State and political                     251     5.00        519    7.78      2,540    4.31     20,688    4.43     23,998
Mortgage-backed securities                -        -      1,162    6.24        526    7.00     43,914    6.34     45,602
Collateralized mortgage obligations       -        -          -       -          -       -     20,523    6.39     20,523
Corporate debt securities                 -        -      4,150    6.31          -       -      5,556    6.51      9,706
Equity Securities                         -        -          -       -          -       -      3,760       -      3,760
                                     -----------------------------------------------------------------------------------
Carrying amount and fair value          251     5.00     18,441    6.17      3,066    4.77     98,864    5.72    120,622
                                     -----------------------------------------------------------------------------------
Held to maturity securities:
Treasury and U.S. Government agency       -        -          -       -      1,009    5.79          -       -      1,009
State and political                       -        -          -       -          -       -      4,392    5.14      4,392
Mortgage-backed securities                -        -          -       -          -       -     24,928    7.07     24,928
                                     -----------------------------------------------------------------------------------
Carrying amount (amortized cost)          -        -          -       -      1,009    5.79     29,320    6.78     30,329
                                     -----------------------------------------------------------------------------------
Total securities                       $251     5.00%   $18,441    6.17%    $4,075    5.02%  $128,184    5.96%  $150,951
                                     -----------------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------------

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

                                   At September 30, 1999        At December 31, 1998
                                 -----------------------------------------------------
                                                   Percent                     Percent
                                 Dollar Amount    of Loans    Dollar Amount   of Loans
                                 -------------    --------    -------------   --------
(In thousands)
Loan Categories:
Commercial                          $ 50,795         16%         $ 37,609         14%
Agricultural                          55,218         17            49,636         18
Real estate construction              14,847          5            13,840          5
Real estate mortgage                 118,070         36            96,957         36
Consumer                              84,436         26            70,891         27
                                    --------        ---          --------        ---
Total                                323,366        100%          268,933        100%
                                    --------        ---          --------        ---
                                                    ---                          ---
Less allowance for loan losses        (6,016)                      (4,775)
                                    --------                     --------
Net loans                           $317,350                     $264,158
                                    --------                     --------
                                    --------                     --------

     The following table shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at September 30, 1999:

                                                                AT SEPTEMBER 30, 1999
                                                            AFTER 1 BUT
                                           WITHIN 1 YEAR   WITHIN 5 YEARS   AFTER 5 YEARS       TOTAL
                                           ------------------------------------------------------------
                                                                   (IN THOUSANDS)
Commercial and agricultural
     Loans with floating interest rates      $ 55,923         $ 23,060         $ 4,077         $ 83,060
     Loans with fixed interest rates           10,127           11,449           1,377           22,953
                                             --------         --------         -------         --------
         Subtotal                              66,050           34,509           5,454          106,013
Real estate construction
     Loans with floating interest rates         4,496            1,033           4,429            9,958
     Loans with fixed interest rates            3,395            1,331             163            4,889
                                             --------         --------         -------         --------
         Subtotal                               7,891            2,364           4,592           14,847
Real estate mortgage
     Loans with floating interest rates         9,856           46,168          34,124           90,148
     Loans with fixed interest rates            2,901           25,021               -           27,922
                                             --------         --------         -------         --------
         Subtotal                              12,757           71,189          34,124          118,070

Consumer                                       39,299           42,203           2,934           84,436
                                             --------         --------         -------         --------
         Total                               $125,997         $150,265         $47,104         $323,366
                                             --------         --------         -------         --------
                                             --------         --------         -------         --------

The following table shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at December 31, 1998:

                                                                  AT DECEMBER 31, 1998
                                                              AFTER 1 BUT
                                            WITHIN 1 YEAR    WITHIN 5 YEARS   AFTER 5 YEARS        TOTAL
                                                                     (IN THOUSANDS)
Commercial and agricultural
     Loans with floating interest rates       $ 49,843         $ 18,195           $ 3,818         $ 71,856
     Loans with fixed interest rates             7,405            6,993               991           15,389
                                              --------         --------           -------         --------
         Subtotal                               57,248           25,188             4,809           87,245
Real estate construction
     Loans with floating interest rates          5,974            1,454             1,963            9,391
     Loans with fixed interest rates             2,590            1,618               241            4,449
                                              --------         --------           -------         --------
         Subtotal                                8,564            3,072             2,204           13,840
Real estate mortgage
     Loans with floating interest rates          9,006           50,770            24,041           83,817
     Loans with fixed interest rates                51           13,089                 -           13,140
                                              --------         --------           -------         --------
         Subtotal                                9,057           63,859            24,041           96,957

Consumer                                        40,570           29,054             1,267           70,891
                                              --------         --------           -------         --------
         Total                                $115,439         $121,173           $32,321         $268,933
                                              --------         --------           -------         --------
                                              --------         --------           -------         --------

     OFF-BALANCE SHEET COMMITMENTS. The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

                                                   SEPTEMBER 30,          DECEMBER 31,
                                                       1999                  1998
                                                      -------               -------
                                                             (IN THOUSANDS)
           Letters of credit                          $ 2,225               $ 2,694
           Commitments to extend credit                88,738                76,984
                                                      -------               -------
           Total                                      $90,963               $79,678
                                                      -------               -------
                                                      -------               -------

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

                                                 AT SEPTEMBER 30,       AT DECEMBER 31,
                                                       1999                  1998
                                                      ------                ------
                                                             (IN THOUSANDS)
Cash surrender value of life insurance                $5,235                $4,019
                                                      ------                ------
                                                      ------                ------

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

     The following table summarizes nonperforming assets of the Company at September 30, 1999 and December 31, 1998:

                                               SEPTEMBER 30,          DECEMBER 31,
                                                   1999                   1998
                                                          (IN THOUSANDS)
Nonaccrual loans                                  $3,275                 $1,032
Accruing loans past due 90 days or more               46                    413
                                                  ------                 ------
     Total nonperforming loans                    $3,321                  1,445
Other real estate owned                               60                     60
Repossessed automobiles                              332                    132
                                                  ------                 ------
     Total nonperforming assets                   $3,713                 $1,637
                                                  ------                 ------
                                                  ------                 ------
Nonperforming assets:
     To total loans                                 1.15%                   .61%
     To total assets                                 .68%                   .33%

     Contractual interest income due on loans on nonaccrual status that would have been recognized if the loans had been current in accordance with their original terms was approximately $432,000 and $244,000, as of September 30, 1999 and December 31, 1998.

     At September 30, 1999, nonperforming assets represented .68% of total assets, an increase of .35% of total assets compared to the .33% at December 31, 1998. Nonperforming loans represented 1.03% of total loans at September 30, 1999, an increase of .42% of total loans compared to the .61% at December 31, 1998. Nonperforming loans that were secured by first deeds of trust on real property were $790,774 at September 30, 1999 and $623,000 at December 31, 1998. Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

     The increase in nonperforming loans and nonperforming assets as of September 30, 1999 compared with their levels as of December 31, 1998, was due primarily to an increase in delinquent consumer and agricultural loans coupled with an increase in delinquent loans guaranteed by the Small Business Administration.

     At September 30, 1999, the Company had $60,000 in one property acquired through foreclosure. The property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company does not expect to sell this property during 1999. No assurance can be given that the Company will sell such property during 1999 or at any time or the amount for which such property might be sold. During the first quarter of 1999, one foreclosure property that had previously been written-off was sold for $250,000 resulting in a gain on sale equal to the net sales proceeds.

     In addition to property acquired through foreclosure, the Company has investments in residential real estate lots in various stages of development in Merced County through MAID. MAID held one property for sale or development at September 30, 1999. This investment was completely written off in 1995, although County Bank still retains title to this property. During the first nine months of 1999, no lots were sold.

     Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At September 30, 1999 and December 31, 1998, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at September 30, 1999 were 3,274,000 (all of which were also nonaccrual loans), on account of which the Company had made provisions to the allowance for loan losses of $490,000.

     Except for loans that are disclosed above, there were no assets as of September 30, 1999, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 1999 and 1998, and the year ended December 31, 1998:

                                                   SEPTEMBER 30,             DECEMBER 31,
                                              1999             1998              1998
                                            --------         --------          --------
                                                          (IN THOUSANDS)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period              $  4,775         $  3,833          $  3,833
Provision for loan losses                      1,772            1,690             3,903
Charge-offs:
     Commercial and agricultural                 518              667             2,539
     Real estate construction                      -                -                 4
     Real estate mortgage                          -                4                 -
     Consumer                                    849              727               983
                                            --------         --------          --------
         Total charge-offs                     1,367            1,398             3,526
                                            --------         --------          --------
Recoveries
     Commercial and agricultural                 576                                135
     Real estate - mortgage                        -              119               100
     Consumer                                    260              301               330
                                            --------         --------          --------
         Total recoveries                        836              420               565
                                            --------         --------          --------
Net charge-offs                                  531              978             2,961
                                            --------         --------          --------
Balance at end of period                    $  6,016         $  4,545          $  4,775
                                            --------         --------          --------
                                            --------         --------          --------
Loans outstanding at period-end             $323,366         $260,114          $268,933
Average loans outstanding                   $295,732         $235,513          $242,989

Net charge-offs to average loans                 .18%             .42%             1.22%
Allowance for loan losses
     To total loans                             1.86%            1.75%             1.78%
     To nonperforming  assets                 162.02%          219.46%           291.69%

     The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing economic considerations. In determining the adequacy of the allowance for loan losses, management takes into consideration growth trends in the portfolio, examination of financial institution supervisory authorities, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment and internal and external credit reviews. In addition, the risks management considers vary depending on the nature of the loan. The normal risks considered by management with respect to agricultural loans include the fluctuating value of the collateral, changes in weather conditions and the availability of adequate water resources in the Company's local market area. The normal risks considered by management with respect to real estate construction loans include fluctuation in real estate values, the demand for improved commercial and industrial properties and housing, the availability of permanent financing in the Company's market area and borrowers' ability to obtain permanent financing. The normal risks considered by management with respect to real estate mortgage loans include fluctuations in the value of real estate. Additionally, the Company relies on data obtained through independent appraisals for significant properties to determine loss exposure on nonperforming loans.

     The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded provisions for loan losses in the three months ended September 30, 1999 of $672,000 compared with $700,000 in the same period of 1998. The decrease in loan loss provisions in the third quarter of 1999 compared to 1998 was primarily due to a reduction in the level of charge-offs experienced in 1999.

     The Company's charge-offs, net of recoveries, were $545,000 for the three months ended September 30, 1999 compared with $401,000 for the same three months in 1998. The increase in net charge-off for the third quarter of 1999 was primarily due to increased charge-offs experienced within the consumer loan portfolio. These increased charge-offs are attributable to loan growth in this segment of the portfolio.

     As of September 30, 1999, the allowance for loan losses was $6,016,000 or 1.86% of total loans outstanding, compared with $4,775,000 or 1.78% of total loans outstanding as of December 31, 1998. During 1999, the allowance for loan loss has increased $1,241,000 or 26% compared to December 31, 1998 levels.

     From 1992 to 1996, loan losses were relatively low and stable. In 1997, the Company experienced loan problems and made provisions at levels not previously experienced. As a result, the Company concluded that its historical method of determining the appropriate levels for its allowance and provisions for loan losses should be revised. The Company therefore adopted a new methodology of determining the appropriate level of its allowance for loan losses. This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Company's loan grading and classification system. The Company grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Company's audit committee. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. General reserves are applied to various categories of loans at percentages ranging up to 1.8% based on the Company's assessment of credit risks for cash category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or Special Mention" carry a risk factor from 1.0% to 2.0%; (ii) "Substandard" loans carry a risk factor from 15% to 40% depending on collateral securing the loan, if any;
(iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. In addition a portion of the allowance is specially allocated to identified problem credits. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

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

     The following table summarizes the allocation for loan losses expressed as a dollar amount and a percentage of applicable loan categories at the dates indicated:

                                        SEPTEMBER 30,                   DECEMBER 31,
                                            1999                            1998
                                        -------------                   ------------
                                                AMOUNT OF                       AMOUNT OF
                                                ALLOCATION                      ALLOCATION
                                                 AS A % OF                       AS A % OF
                                   AMOUNT    LOANS IN CATEGORY     AMOUNT    LOANS IN CATEGORY
                                                       (IN THOUSANDS)
Commercial and agricultural        $2,603          2.46%           $2,618           3.10%
Real estate-construction              383          2.58               376           2.72
Real estate-mortgage                1,754          1.50             1,260           1.30
Consumer                            1,276          1.51               521           0.73
                                   ------                         ------
Total                              $6,016          1.86%           $4,775           1.78%
                                   ------                         ------
                                   ------                         ------

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

     California is an earthquake-prone region. Accordingly, a major earthquake could result in material loss to the Company. At times the Company's service area has experienced other natural disasters such as floods and droughts. The Company's properties and substantially all of the real and personal property securing loans in the Company's portfolio are located in California. The Company faces the risk that many of its borrowers face, uninsured property damage, interruption of their businesses or loss of their jobs from earthquakes, floods or droughts. As a result these borrowers may be unable to repay their loans in accordance with their terms and the collateral for such loans may decline significantly in value.

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

     LIQUIDITY. In order to maintain adequate liquidity, the Company must have sufficient resources available at all times to meet its cash flow requirements. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arises. The Company may achieve desired liquidity from both assets and liabilities. The Company's primary source of liquidity on a stand alone basis is dividends from the Bank and Thrift. Such dividends are subject to regulatory restrictions. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity.

     The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $162,716,000 and $186,853,000 on September 30, 1999 and December 31, 1998, respectively, and constituted 30% and 37%, respectively, of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $75,414,000 at September 30, 1999 compared with $46,023,000 at December 31, 1998.

     Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $58,518,000 of which $27,100,000 was outstanding as of September 30, 1999 and $7,203,000 was outstanding as of December 31, 1998. Funds obtained from increased outstanding short term borrowings during the third quarter of 1999 were primarily used to fund growth in loans and investments. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

     CAPITAL RESOURCES. On May 23, 1999 the Company's Board of Directors authorized management repurchase up to 200,000 shares or $2,300,000 of the Company's common stock. The Company intends to repurchase shares from time to time in open market transactions. As of September 30, 1999, 137,510 shares had been repurchased for a total cost of $1,768,000. Management's authorization to repurchase Company common stock will continue until withdrawn by the Board of Directors.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company's financial statements. Management believes, as of September 30, 1999, that the Company, the Bank and the Thrift met all capital requirements to which they are subject. The Company's leverage capital ratio at September 30, 1999 was 7.65% as compared with 7.58% as of December 31, 1998. The Company's total risk based capital ratio at September 30, 1999 was 10.95% as compared to 11.94 as of December 31, 1998.

The Company's and Bank's actual capital amounts and ratios met all regulatory requirements as of September 30, 1999 and were summarized as follows:

                                                                                            To Be Well Capitalized
                                                                                                 Under Prompt
                                                                        For Capital               Corrective
(In thousands)                                    Actual              Adequacy Purposes       Action Provisions:
                                            ---------------------------------------------------------------------
                                            Amount       Ratio        Amount       Ratio       Amount      Ratio
                                            ---------------------------------------------------------------------
Consolidated
As of September 30, 1999
Total capital (to risk weighted assets)     $44,616     10.95%        $32,587       8.0%       $40,734     10.0%
Tier 1 capital (to risk weighted assets)     39,513      9.70          16,294       4.0         24,441      6.0
Leverage ratio*                              39,513      7.65          20,666       4.0         25,832      5.0

The Bank
As of September 30, 1999
Total capital (to risk weighted assets)     $37,004     10.68%        $27,713       8.0%       $34,641     10.0%
Tier 1 capital (to risk weighted assets)     32,659      9.43          13,856       4.0         20,784      6.0
Leverage ratio *                             32,659      7.10          18,396       4.0         22,995      5.0

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

     DEPOSITS. Deposits are the Company's primary source of funds. At September 30, 1999, the Company had a deposit mix of 37% in savings deposits, 32% in time deposits, 14% in interest-bearing checking accounts and 17% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

     The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At September 30, 1999, the Company had brokered deposits of $6,538,000.

     Maturities of time certificate of deposits of $100,000 or more outstanding at September 30, 1999 and December 31, 1998 are summarized as follows:

                                                 SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                 ------------------    -----------------
                                                             ( IN THOUSANDS)
Three months or less                                   $24,005              $17,137
Over three to six months                                12,317               10,028
Over six to twelve months                                9,344                8,205
Over twelve months                                       8,811                7,232
                                                       -------              -------
Total                                                  $54,477              $42,602
                                                       -------              -------
                                                       -------              -------

BORROWED FUNDS

     At September 30, 1999 and December 31, 1998, the Company's borrowed funds consisted of the following:

                                                                   SEPTEMBER 30        DECEMBER 31
                                                                       1999               1998
                                                                      -------            -------
                                                                            (IN THOUSANDS)
Federal funds purchased, dated September 30, 1999;
     Fixed rate of 5.20%; payable on October 1, 1999                  $14,500            $     -

Securities sold under agreements to repurchase; dated
     December 25, 1998; fixed rate of 5.69%; payable on
     January 25, 1999                                                       -              2,100

FHLB loan, dated September 17, 1999; variable rate of
     5.28%; rate reprices monthly based on the 1 month
     LIBOR; payable on June 19, 2000                                    2,600              5,000

FHLB loan, dated August 19,1999; fixed rate of 5.75%
     Payable on February 15, 2000                                       5,000                103

FHLB loan, dated September 20,1999; fixed rate of 5.75%
     Payable on March 20, 2000                                          5,000                  -

Long-term note from unaffiliated bank dated December 22,
     1997; fixed rate of 7.08%; principal and interest
     Payable monthly at $25,047; payments calculated as
     Fully amortizing over 25 years with a 10 year call                 3,230              3,263
                                                                      -------            -------
Total                                                                 $30,330            $10,466
                                                                      -------            -------
                                                                      -------            -------

         The increase in the borrowings was primarily due to an increase in federal funds purchased and additional short term borrowings from the Federal Home Loan Bank.

RETURN ON EQUITY AND ASSETS

                                              Three months ended         Nine months ended
                                                September 30,               September 30,
                                              1999          1998          1999        1998
                                              ----          ----          ----        ----
Annualized return on average assets           0.99%        0.85%          0.97        0.79%
Annualized return on average equity          11.92%        9.34%         11.18        8.31%
Average equity to average assets              8.33%        9.12%          8.66        9.60%

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

     At September 30, 1999, MAID held one real estate project including improved and unimproved land in various stages of development. MAID continues to develop this project, and any amounts realized upon sale or other disposition of this asset above its current carrying value of zero will result in noninterest income at the time of such sale or disposition. During the first nine months of 1999, no lots were sold. Although the Company expects that the sale or disposition of its remaining project will result in some positive contribution to noninterest income at some time in the future, no assurance can be given as to whether or when such sale or disposition will be completed or that the amount, if any, that the Company will ultimately realize on such asset or whether such amount will exceed the future expenses required to hold and complete development of the project. The amounts, if any, realized on future disposition of this property will depend on conditions in the local real estate market and the demand, if any, for new development. The Company's regulatory deadline for completing its divestiture of this asset is December 31, 2000.

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

     The Company's Y2K plan is broken into six phases. The awareness phase is ongoing throughout the project. This started with an internal training program to raise the awareness of employees to the Y2K problems and the steps being taken by the Company to resolve these. These training efforts are now being expanded to include customers and the general community through community meetings with civic organizations, and Chambers of Commerce. The inventory phase, which is completed, included such actions as creating a master inventory of all systems within the Company which might be affected by Y2K. The evaluation phase, completed as well, consisted of rating each inventoried system's importance to the day-to-day operation of the Company. The most important systems were rated as "mission critical." The renovation phase is also 100% completed, During this phase, the vendors for each software and hardware system have been contacted and either (a) notified the Company that their product is Y2K compliant, (b) notified the Company as to when a Y2K compliant product will be available or, (c) notified the Company that their product is not Y2K compliant and they have no intention of making it so. The fifth phase is the testing phase, which is also 100% complete. This is by far the costliest and most time consuming part of the project. Each mission critical system was tested for Y2K compliance. This included the Company's core application software and its data communications systems. Additionally, the Company tested many of its other systems which had been deemed non-mission critical. Implementation is the last phase and involves putting the new Y2K compliant software into production. This phase is 80% complete.

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

Costs

     The estimated cost to the Company of the Y2K project is projected to be approximately $400,000. Hard costs consist of 30% of this amount, while the remainder is made up of soft costs such as meeting time. No major projects have been delayed or canceled due to these Y2K costs. During the first nine months of 1999, the Company has incurred approximately $135,000 in Y2K plan expenses. Total cumulative costs of the Y2K project total approximately $360,000 as of September 30, 1999.

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

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the PRIVATE SECRITIES LITIGATION REFORM ACT OF 1995 for a forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or behalf of, the Company.

     Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.

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

The dates on which the Company believes the Year 200 project will be completed and implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain financial resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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

     On September 30, 1999, the interest rate position of the Company was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be approximately 1-2% of net interest income when compared to stable rates. See "BUSINESS - Selected Statistical Information - Interest Rate Sensitivity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

     The Company is a party to routine litigation in the ordinary course of its business. In the opinion of Management, pending and threatened litigation is not likely to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None

ITEM 5.           OTHER INFORMATION.

     In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.
                       (a.)     Exhibits.

Exhibits    Description of Exhibits
--------    -----------------------
3.1         Articles of Incorporation, incorporated by reference from (filed as    *
            Exhibit 3.1 of the Company's June 30, 1996 Form 10Q filed with the
            SEC on or about November 14, 1996).

3.2         Bylaws (filed as Exhibit 3.2 of the Company's June 30, 1996 form 10Q   *
            filed with the SEC on or about November 14, 1996).

10          Employment agreement between Thomas T. Hawker and Capital Corp.        *
            (Filed as Exhibit 10 of the Company's 1996 form 10K filed with the SEC on or about June 30, 1997).

10.1        Administrative Construction Agreement (filed as Exhibit 10.4 of the    *
            Company's 1995 Form 10K filed with the SEC on or about June 30,
            1996).

10.2        Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995         *
            Form 10K filed with the SEC on or about June 30, 1996).

10.3        401 (k) Plan (filed as Exhibit 10.7 of the Company's 1995 10K filed    *
            with the SEC on or about June 30, 1996).

10.4        Employee Stock Ownership Plan (filed as Exhibit 10.8 of the            *
            Company's 1995 form 10K filed with the SEC on or about June 30,
            1996).

10.5        Purchase Agreement for three branches from Bank of America is          *
            incorporated herein by reference from Note 1 of the Company's
            Consolidated Financial Statements.

27          Financial Data Schedule

                       (b.)     Reports on Form 8-K

                                None

            *  Denotes documents which have been incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL CORP OF THE WEST
                                       (Registrant)


                                       By  /s/    Thomas T. Hawker
                                         ----------------------------------
                                                  Thomas T. Hawker
                                                  President and
                                                  Chief Executive Officer


                                       By  /s/    R. Dale Mckinney
                                         ----------------------------------
                                                  R. Dale McKinney
                                                  Chief Financial Officer