Form 10-K
period 1999-12-31
CAPITAL CORP OF THE WEST
filed 2000-03-17
CIK 1004740

U. S. SECURITIES AND EXCHANGE COMMISSION FORM 10-K
Washington, D.C. 20549

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the Fiscal Year Ended December 31, 1999
               Commission File Number: 0-27384
-------------------------------------------------------------------------------
CAPITAL CORP OF THE WEST
(Exact name of registrant
as specified in its charter)

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $37,090,818 (based on the $9.00 average of bid and ask prices per common share on March 7, 2000). The number of shares outstanding of the Registrant's common stock, no par value, as of March 7, 2000 was 4,512,862.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 13 and portions of the Annual Report to Shareholders for 1999 are incorporated by reference in Part II, Item 5 through 8.

                            CAPITAL CORP OF THE WEST
                                TABLE OF CONTENTS

                                                               ------  ---------------------------
                                                                Page            Reference
                                                               ------  ---------------------------
                                     PART I
--------  ---------------------------------------------------- ------  ---------------------------
ITEM 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . .    3
--------  ---------------------------------------------------- ------  ---------------------------
ITEM 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . .   19
--------  ---------------------------------------------------- ------  ---------------------------
ITEM 3.    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   21
--------  ---------------------------------------------------- ------  ---------------------------
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE                              Proxy Statement for  2000
           OF SECURITY HOLDERS  . . . . . . . . . . . . . . .   21      Annual Meeting
--------  ---------------------------------------------------- ------  ----------------------------
                             PART II
--------  ---------------------------------------------------- ------  ----------------------------
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK                     Page 20 of 1999 Annual
           AND RELATED SECURITY HOLDER MATTERS  . . . . . . .   22      Report
--------  ---------------------------------------------------- ------  ----------------------------
ITEM 6.    SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   19      Page 11 of 1999 Annual
                                                                        Report
--------  ---------------------------------------------------- ------  ----------------------------
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            Pages 12 through 21 of
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   19      1999 Annual Report
--------  ---------------------------------------------------- ------  ----------------------------
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . .  19      Pages 23 through 46 of
                                                                        1999 Annual Report
--------  ---------------------------------------------------- ------  ----------------------------
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON             Proxy Statement for 2000
           ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . .  19      Annual Meeting
--------  ---------------------------------------------------- ------  ----------------------------
                            PART III
--------  ---------------------------------------------------- ------  ----------------------------
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.  19      Proxy Statement for 2000
                                                                        Annual Meeting
--------  ---------------------------------------------------- ------  ----------------------------
ITEM 11.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . .  19      Proxy Statement for 2000
                                                                        Annual Meeting
--------  ---------------------------------------------------- ------  ----------------------------
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND          Proxy Statement for 2000
           MANAGEMENT  . . . . . . . . . . . . . . . . . . . .  20      Annual Meeting
--------  ---------------------------------------------------- ------  ----------------------------
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . .  20      Proxy Statement for 2000
                                                                        Annual Meeting
--------  ---------------------------------------------------- ------  ----------------------------
                                PART IV
--------  ---------------------------------------------------- ------  ----------------------------
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .  20
--------  ---------------------------------------------------- ------  ----------------------------

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  22


                                    PART I

ITEM 1.         BUSINESS

GENERAL DEVELOPMENT OF THE COMPANY

GENERAL
Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the "Bank"). During 1999, Town and Country Finance and Thrift (the "Thrift) was merged into County Bank. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. As of December 31, 1999, the Company's securities consist of 4,496,201 shares of Common Stock, no par value, and no shares of Preferred Stock. As of March 7, 2000 there were 4,511,835 common shares outstanding, held by approximately 3,000 shareholders. There were no preferred shares outstanding at February 25, 2000. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank and the Bank's subsidiaries, unless the context otherwise requires.

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

The Company acquired the Thrift on June 28, 1996 for a combination of cash and stock with an aggregate value of approximately $5.8 million. The Thrift was an industrial loan company with four offices. It specialized in direct loans to the public and the purchase of financing contracts principally from automobile dealerships and furniture stores. It was originally incorporated in 1957. Its deposits (technically known as investment certificates or certificates of deposit rather than deposits) are insured by the FDIC up to applicable limits. On November 23, 1999, the Thrift was merged into County Bank, and the separate Thrift charter was eliminated. The existing branch offices of Town and Country were converted into County Bank branches, and the operations of the Modesto downtown Thrift branch were consolidated with the Bank's Modesto downtown location.

INDUSTRY & MARKET AREA
The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, Stansilaus, Tulare and Tuolomne counties. The Bank has sixteen branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as the both a branch and as administrative headquarters. There are offices in Atwater, Hilmar, Los Banos, Sonora, two offices in Modesto, two offices in Turlock and one office in Visalia. In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa. In 1999, the Bank opened an office in Fresno. The Bank's administrative headquarters also provides accommodations for the activities of MAID, the Bank's wholly owned real estate development subsidiary. (See "ITEM 2. PROPERTIES")

COMPETITION
The Company's primary market area consists of Fresno, Madera, Mariposa, Merced, Tulare, Tuolomne and Stanislaus Counties and nearby communities. The banking business in California generally, and specifically in the Company's primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company or through its correspondent banks. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

Smaller independent financial institutions, savings and loans and credit unions also serve as competition in our service area. At June 30, 1999, the Bank maintained a market share of 28% of total FDIC insured deposits in the County of Merced, California. The Bank's market share of FDIC insured deposits in the counties of Mariposa, Stanislaus and Tuolumne, California was 34%, 3% and 2%, respectively. The Bank's market share of total FDIC insured deposits in the counties of Fresno, Madera and Tulare, California were less than 1% of the total FDIC insured deposits in those counties.

In the past, the Bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, credit card companies, and even retail establishments have offered new investment vehicles, such as money-market funds, which also compete with banks. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

To compete effectively in our service area, the Bank relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff. For customers whose loan demands exceed the Bank's lending limits, the Bank seeks to arrange funding for such loans on a participation basis with its correspondent banks or other independent commercial banks. The Bank also assists customers requiring services not offered by the Bank to obtain such services from its correspondent banks.

See also the discussion under "Regulation and Supervision - Financial Services Modernization Legislation."

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

The five general areas in which the Bank has directed its lendable assets are
(i) real estate mortgage loans, (ii) consumer loans, (iii) agricultural loans,
(iv) commercial loans, and (v) real estate construction loans. As of December 31, 1999, these five categories accounted for approximately 36%, 26%, 18%, 16% and 4%, respectively, of the Bank's loan portfolio.

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

The principal sources of the Bank's revenues are (i) interest and fees on loans,
(ii) interest on investment securities (principally U.S. Government securities, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and municipal bonds), and (iii) service charges on deposit accounts. For the year ended December 31, 1999, these sources comprised approximately 64%, 21%, and 7% respectively, of the Bank's total interest and noninterest income.

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

Federal law now precludes banks from engaging in real estate development. The uncertainty about the effect of the investment in MAID on the results of future operations caused management to recognize a write-down equal to the total investment in MAID in late 1995. At December 31, 1999, MAID held one real estate project consisting of one unimproved parcel of land. MAID does not currently intend to develop the remaining properties. MAID continues to market these properties, and any amounts realized upon sale or other disposition of these assets above their current carrying value of zero will result in noninterest income at the time of such sale or disposition.

EMPLOYEES

As of December 31, 1999, the Company employed a total of 231 full-time equivalent employees. The Company believes that employee relations are excellent.

SEASONAL TRENDS IN THE COMPANY'S BUSINESS

Although the Company does experience some immaterial seasonal trends in deposit growth and funding of its agricultural and construction loan portfolios, in general the Company's business is not seasonal.

OPERATIONS IN FOREIGN COUNTRIES

The Company conducts no operations in any foreign country.

REGULATION AND SUPERVISION

REGULATORY ENVIRONMENT
The banking and financial services industry is heavily regulated. Regulations, statutes and policies affecting the industry are frequently under review by Congress and state legislatures, and by the federal and state agencies charged with supervisory and examination authority over banking institutions. Changes in the banking and financial services industry can be expected to occur in the future. Some of the changes may create opportunities for the Company and the Bank to compete in financial markets with less regulation. However, these changes also may create new competitors in geographic and product markets which have historically been limited by law to bank institutions, such as the Bank. Changes in the regulation, statutes or policies that impact the Company and the Bank cannot necessarily be predicted and may have a material effect on their business and earnings.

The operations of bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Bank (FRB). An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement its objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The credit and monetary policies of the FRB will continue to have a significant effect on the Bank and on the Company.

Set forth below is a summary of significant statutes, regulations and policies that apply to the operation of banking institutions. This summary is qualified in its entirety by reference to the full text of such statutes, regulations and policies.


BANK HOLDING COMPANY ACT
As a bank holding company, Capital Corp is subject to regulation under the BHC Act, and is registered as such with, and subject to examination by, the FRB. Pursuant to the BHC Act, Capital Corp is subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries. It may of course manage or control banks. Generally, however, it is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five (5) percent of any class of voting shares of an entity engaged in nonbanking activities, unless the FRB finds such activities to be "so closely related to banking" as to be deemed "a proper incident thereto" within the meaning of the BHC Act. Removal of many of the activity limitations is currently under review by Congress, but whether any legislation liberalizing permitted bank holding company activities will be enacted is not known. As a bank holding company, the Company may not acquire more than (5) percent of the voting shares of any domestic bank without the prior approval of (or, for "well managed" companies, prior written notice to) the FRB.

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

COUNTY BANK
County Bank is a California state-licensed bank. The Bank is a member of the Federal Reserve Bank (FRB) and maintains deposits insured by the Federal Deposit Insurance Corporation (FDIC) and thus is subject to the rules and regulations of the FDIC pertaining to deposit insurance, including deposit insurance assessments. The Bank is subject to regulation and supervision by the FRB and the California Department of Financial Institutions (the "Department" or DFI). Applicable federal and state regulations address many aspects of the Bank's business and activities, including investments, loans, borrowings, transactions with affiliates, branching, reporting and other areas. County Bank may acquire other banks or branches of other banks with approval of the FRB, FDIC and the Department. County Bank is subject to examination by both the FRB and the Department.

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

The primary source of funds for payment of dividends by the Company to its shareholders is the receipt of dividends from the Bank. The Company's ability to receive dividends from the Bank is limited by applicable state and federal law. A California state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, with the approval of the Commissioner of Financial Institutions (the "Commissioner"), a bank may pay dividends in an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year.

The FRB, FDIC and the Commissioner have authority to prohibit a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of the Bank and upon other factors, the FRB or the Commissioner could determine that payment of dividends or other payments by the Bank might constitute an unsafe or unsound practice. Finally, any dividend that would cause a bank to fall below required capital levels could also be prohibited.

REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are required to maintain a minimum risk-based capital ratio of 8% (at least 4% in the form of Tier 1 capital) of risk-weighted assets and off-balance sheet items. "Tier 1" capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves. In calculating the relevant ratio, a bank's assets and off-balance sheet commitments are risk-weighted: thus, for example, loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for interbank obligations, and 0% for vault cash and U.S. Government securities).

The Company and the Bank are also subject to leverage ratio guidelines. The leverage ratio guidelines require maintenance of a minimum ratio of 3% Tier 1 capital to total assets for the most highly rated organizations. Institutions that are less highly rated, anticipating significant growth or subject to other significant risks will be required to maintain capital levels ranging from 1% to 2% above the 3% minimum.

Recent federal regulation established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized." Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks. If a bank does not meet the minimum capital requirements set by its regulators, the regulators are compelled to take certain actions, which may include a prohibition on payment of dividends to a parent holding company and requiring adoption of an acceptable plan to restore capital to an acceptable level. Failure to comply will result in further sanctions, which may include orders to raise capital, merge with another institution, restrict transactions with affiliates, limit asset growth or reduce asset size, divest certain investments and /or elect new directors. It is Capital Corp's intention to maintain risk-based capital ratios for itself and for the Bank at above the minimum for the "well capitalized" level (6% Tier 1 risk-based; 10% total risk-based) and to maintain the leverage capital ratio for County Bank above the 5% minimum for "well-capitalized" banks. At December 31, 1999, the Company's leverage, Tier 1 risk-based and total risk-based capital ratios were 7.50%, 9.99% and 11.24%, and the Bank's leverage, Tier 1 risk-based and total risk-based capital ratios were 7.09%, 9.47% and 10.73%. No assurance can be given that the Company or the Bank will be able to maintain capital ratios in the "well capitalized" level in the future.

CROSS-INSTITUTION ASSESSMENTS
Any insured depository institution owned by the Company can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company.

INSURANCE PREMIUMS AND ASSESSMENTS
The FDIC has authority to impose a special assessment on members of the Bank Insurance Fund (the "BIF") to ensure that there will be sufficient assessment income for repayment of BIF obligations and for any other purpose which it deems necessary. The FDIC is authorized to set semi-annual assessment rates for BIF members at levels sufficient to increase the BIF's reserve ratio to a designated level of 1.25% of insured deposits. The BIF achieved this level in mid-1995. Congress is considering various proposals to merge the BIF with the Savings Association Insurance Fund ("SAIF") or otherwise to require banks to contribute to the insurance funds for savings associations. Adoption of any of these proposals might increase the cost of deposit insurance for all banks, including the Bank.

The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups": Subgroup A, B or
C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each member institution an annual FDIC assessment rate which, as of the date of this Prospectus, varies between 0.0% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). Insured institutions are not permitted to disclose their risk assessment classification.

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

POTENTIAL ENFORCEMENT ACTIONS
Banks and their institution-affiliated parties may be subject to potential enforcement actions by the bank regulatory agencies for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties. See " -- County Bank".

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION
On November 12, 1999 President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Modernization Act"). The Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricts the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order for the Company to take advantage of the ability provided by the modernization Act to affiliate with other financial service providers, it must become a "Financial Holding Company." To do so, the Company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding companies and certifying that it is eligible to do so because its insured depository institution subsidiary (the Bank) is well-capitalized and well-managed. In addition, the Federal Reserve must also determine that an insured depository institution subsidiary has at least a "satisfactory" rating under the Community Reinvestment Act. [The Company currently meets the requirements for Financial Holding Company status]. The Company will continue to monitor its strategic business plan to determine whether, based on market conditions and other factors, the Company wishes to utilize any of its expanded powers provided in the modernization Act.

The Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Modernization Act to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. [the Bank currently meets those requirements.]

Under the Modernization Act, securities firms and insurance companies that elect to become Financial Holding Companies may acquire banks and other financial institutions. The Company does not believe that the Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.

Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

SELECTED STATISTICAL INFORMATION

The following tables in pages 12 through 17 present certain statistical information concerning the business of the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" at ITEM 7, pages 9 through 21 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference, and with the Company's Consolidated Financial Statements and the Notes thereto included in Item 14, pages 23 through 46 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference. The statistical information that follows is generally based on average daily amounts.

INTEREST RATES AND MARGINS:
Managing interest rates and margins is essential to the Company in order to maintain profitability. The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholder's equity, as well as the total dollar amount of interest income from average interest-earning assets and resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates.

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                           1999                       1998                      1997
                                                ------------------------------------------------------------------------------
                                                AVERAGE                    AVERAGE                   AVERAGE
(Dollars in thousands)                          BALANCE  INTEREST  RATE    BALANCE  INTEREST  RATE   BALANCE  INTEREST   RATE
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold                              $  9,140  $   443  4.85%  $ 23,469  $ 1,253   5.34%  $  6,288  $   344    547%
Time deposits at other financial institutions      2,691      156  5.80      1,040       57   5.48      1,124       53   4.21
Nontaxable investment securities(1)               30,057    1,378  4.58     16,320      797   4.88      4,358      231   5.30
Taxable investment securities                    114,402    7,129  6.23    121,728    7,348   6.66     68,900    4,638   6.73
Loans, gross                                     303,463   30,255  9.97    242,989   25,159  10.35    198,140   20,646  10.42
                                                 -------   ------          -------   ------           -------   ------
    Total interest-earning assets                459,753   39,361  8.56    405,546   34,614   8.54    278,810   25,912   9.29
Allowance for loan losses                         (5,902)                   (4,158)                    (2,615)
Cash and noninterest-bearing deposits
    at other banks                                24,579                    19,610                     14,384
Premises and equipment, net                       13,146                    13,390                      9,596
Interest receivable and other assets              24,310                    22,084                     14,016
                                                --------                  --------                   --------
    Total assets                                $515,886                  $456,472                   $314,191
                                                ========                  ========                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Negotiable orders of withdrawal                 $ 68,134      458   .67%  $  57,602     503    .87%  $ 38,164      345    .90%
Savings deposits                                 174,301    5,752  3.30     156,956   5,696   3.63    117,357    4,770   4.06
Time deposits                                    141,497    7,074  5.00     112,555   6,143   5.46     71,808    3,983   5.55

Other borrowings                                  10,772      756  7.02     20,862    1,292   6.19     18,721    1,092   5.83
                                                 -------   ------          -------   ------            ------    -----
     Total interest-bearing liabilities          394,704   14,040  3.56    347,975   13,634   3.92    246,050   10,190   4.14

Noninterest-bearing deposits                      74,979                    63,243                     38,023
Accrued interest, taxes and other liabilities      3,118                     2,976                      2,583
                                                  ------                    ------                     ------
    Total liabilities                            472,801                   414,194                    286,656

Total shareholders' equity                        43,085                    42,278                     27,535
                                                  ------                    ------                     ------
    Total liabilities and shareholders' equity  $515,886                  $456,472                   $314,191
                                                ========                  ========                   ========

NET INTEREST INCOME AND MARGIN (2)                        $25,321  5.51%            $20,980   5.17%            $15,722   5.64%

(1) INTEREST ON MUNICIPAL SECURITIES IS NOT COMPUTED ON TAX-EQUIVALENT BASIS.
(2) NET INTEREST MARGIN IS COMPUTED BY DIVIDING NET INTEREST INCOME BY TOTAL AVERAGE INTEREST-EARNING ASSETS.


The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and borrowed funds. The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability and the amount of change attributable to volume and rate changes for the years indicated. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

(Dollars in thousands)                           1999 COMPARED TO 1998           1998 COMPARED TO 1997
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME VARIANCE ANALYSIS         VOLUME     RATE      TOTAL      VOLUME      RATE       TOTAL
                                             --------------------------------------------------------------
INCREASE (DECREASE) IN INTEREST INCOME:
     Loans                                   $6,059    $  (963)   $5,096      $4,644     $ (131)    $4,513
     Taxable investment securities             (452)       233      (219)      3,233       (523)     2,710
     Nontaxable investment securities           633        (52)      581         586        (20)       566
     Federal funds sold                        (704)      (106)     (810)        917         (8)       909

     Time deposit at other institutions          96          3        99          (4)         8          4
                                             -------    ------    ------      ------     -------    ------
         Total                                5,632       (885)    4,747       9,376       (674)     8,702
INCREASE (DECREASE) IN INTEREST EXPENSE:
     Interest-bearing demand deposits            83       (128)      (45)        159         (1)       158
     Savings deposits                           598       (542)       56       1,088       (162)       926
     Time deposits                            1,480       (549)      931       2,162         (2)     2,160

     Other borrowings                          (690)       154      (536)        130         70        200
                                             -------   -------    ------      ------     -------    ------

         Total                                1,471     (1,065)      406       3,539        (95)     3,444
                                             -------   -------    ------      ------     -------    ------
INCREASE (DECREASE) IN NET INTEREST INCOME   $4,161    $   180    $4,341      $5,837     $ (579)    $5,258
                                             =======   =======    ======      ======     =======    ======

INVESTMENT PORTFOLIO MATURITIES
The following table sets forth the maturities of debt securities at December 31, 1999 and the weighted average yields of such securities calculated on a book value basis using the weighted average yield within each scheduled maturity grouping. Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

                               Within One Year   One to Five Years  Five to Ten Years   Over Ten Years
                               ------------------------------------------------------------------------------------
(Dollars in thousands)         AMOUNT    YIELD   AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     TOTAL
Available for sale debt
  securities:
U.S. Treasury and U.S.
  government agencies            $   -      -%    $12,277    6.72%    $ 4,371   7.05%    $    108   5.19%    $ 16,756
State and political
  subdivisions                     515   3.80           -       -       3,342   5.07       19,514   5.65       23,371
Mortgage-backed securities           -      -       1,081    7.37         578   7.46       42,064   7.21       43,723
Collateralized mortgage
  obligations                      157   6.82       5,131    7.27       4,088   7.14       10,965   7.50       20,341
Corporate debt securities            -      -       4,120    7.41           -      -        5,540   7.18        9,660

Held to maturity debt
  securities:
U.S. Treasury and U.S.
  government agencies                -      -           -       -       1,004   5.79            -      -        1,004
State and political
  subdivisions                       -      -           -       -           -      -        4,389   4.85        4,389

Mortgage-backed securities           -      -           -       -           -      -       24,161   7.18       24,161
                                 -----   ----     -------    ----     -------   ----     --------   ----     --------
     Total debt securities       $ 672   4.51%    $22,609    7.00%    $13,383   6.51%    $106,741   6.85%    $143,405
                                 =====   ====     =======    ====     =======   ====     ========   ====     ========

The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

ASSET / LIABILITY REPRICING
The interest rate gaps reported in the table below arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company's interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all repricing intervals. For purposes of the analysis below, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. Actual payment patterns may differ from contractual payment patterns.

                                                                          BY REPRICING INTERVAL
                                            -------------------------------------------------------------------------------
                                                          After three
                                              Within        months,      After one                 Noninterest-
                                              three         Within      year, within     After       bearing
(Dollars in thousands)                        months       one year      five years    five years     funds        Total
                                            -------------------------------------------------------------------------------
ASSETS
Federal funds sold                          $   8,640     $       -      $       -     $       -    $       -    $   8,640
Time deposits at other institutions               850             -              -             -            -          850
Investment securities                           5,648         7,384         18,766       111,607        3,963      147,368
Loans                                         128,738        44,462        110,452        47,616            -      331,268

Noninterest-earning assets and
    allowance for loan losses                       -             -              -             -       75,424       75,424
                                            ----------    ---------      ---------     ---------    ---------    ---------
Total assets                                $ 143,876     $  51,846        129,218     $ 159,223    $  79,387    $ 563,550
                                            =========     =========      =========     =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                             $       -       $     -      $       -     $       -    $  87,564    $  87,564
Savings, money market & NOW deposits          236,946             -              -             -            -      236,946
Time deposits                                  47,286        94,727         28,378             -            -      170,391
Other interest-bearing liabilities             15,000         2,600              -         3,214            -       20,814
Other liabilities and shareholders' equity          -             -              -             -       47,835       47,835
                                            ---------     ---------      ---------     ---------    ---------     --------
Total liabilities and shareholders' equity  $ 299,232     $  97,327      $  28,378     $   3,214    $ 135,399    $ 563,550
                                            =========     =========      =========     =========    =========    =========
Interest rate sensitivity gap               $(155,356)    $ (45,481)     $ 100,840     $ 156,009    $ (56,012)   $       -

Cumulative interest rate sensitivity gap    $(155,356)    $(200,837)     $ (99,997)    $  56,012    $       -            -

LOAN PORTFOLIO
At December 31, 1999, the Company had approximately $101,847,000 in undisbursed loan commitments. This compares with $76,894,000 at December 31, 1998. Standby letters of credit were $2,674,000 and $2,694,000, at December 31, 1999 and December 31, 1998. For further information about the composition of the Company's loan portfolio see "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" section entitled "Credit Risk Management and Asset Quality," pages 18 through 20 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference.

The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

(Dollars in thousands)                                 December 31,
                              --------------------------------------------------------------
                                 1999         1998         1997         1996         1995
                              --------------------------------------------------------------
                                Amount       Amount       Amount       Amount       Amount
                                ------       ------       ------       ------       ------
Commercial, financial
   and agricultural           $ 112,179    $  87,245    $  78,550    $  71,786    $  65,563
Real estate -construction        11,926       13,840       12,657       13,923       12,006
Real estate - mortgage          120,978       96,957       70,802       57,098       42,128
Consumer installment             86,185       70,891       55,968       40,440       14,039
                              ---------    ---------    ---------    ---------    ---------
Total                         $ 331,268    $ 268,933    $ 217,977    $ 183,247    $ 133,736
                              =========    =========    =========    =========    =========

The table that follows shows the maturity distribution of the portfolio of commercial and agricultural, real estate construction, real estate mortgage and installment loans on December 31, 1999 by fixed and floating rate attributes:

                                                       December 31, 1999
                                       ----------------------------------------------------
                                          Within       One to         Over
(Dollars in thousands)                   One Year    Five Years    Five Years      Total
                                         --------    ----------    ----------      -----
COMMERCIAL AND AGRICULTURAL
Loans with floating rates              $  45,955     $  27,877     $  17,535     $  95,367
Loans with predetermined rates             8,605         6,016         6,191        16,812
                                       ---------     ---------     ---------     ---------
Subtotal                                  54,560        33,893        23,726       112,179

REAL ESTATE--CONSTRUCTION
Loans with floating rates                  4,730         1,169         1,578         7,477
Loans with predetermined rates             2,738         1,711             -         4,449
                                       ---------     ---------     ---------     ---------
Subtotal                                   7,468         2,880         1,578        11,926

REAL ESTATE--MORTGAGE
Loans with floating rates                  7,027        68,770        24,041        99,838
Loans with predetermined rates             4,232        16,908             -        21,140
                                       ---------     ---------     ---------     ---------
Subtotal                                  11,259        85,678        24,041       120,978

CONSUMER INSTALLMENT
Loans with floating rates                 19,186         9,593             -        28,779
Loans with predetermined rates            23,129        33,301           976        57,406
                                       ---------     ---------     ---------     ---------
Subtotal                                  42,315        42,894           976        86,185

Total                                  $ 115,602     $ 165,345     $  50,321     $ 331,268
                                       =========     =========     =========     =========

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

The Company also has an internal loan review process as well as periodic external reviews. The results of these reviews are assessed by the Company's audit committee. Collection of delinquent loans is generally the responsibility of the Company's credit administration staff. However, certain problem loans may be dealt with by the originating loan officer. The Directors Loan Committee reviews the status of delinquent and problem loans on a monthly basis. The Company's underwriting and review practices notwithstanding, in the normal course of business, the Company expects to incur loan losses in the future.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes nonperforming loans of the Company as of the dates indicated:

                                                                  December 31,
(Dollars in thousands)                      -------------------------------------------------------
                                              1999        1998        1997        1996        1995
                                             Amount      Amount      Amount      Amount      Amount
                                            -------     -------     -------     -------     -------
Nonaccrual loans                            $ 1,984     $ 1,164     $ 2,611     $ 4,968     $ 4,626
Accruing loans past due 90 days or more           6         413         131         600         224
                                            -------     -------     -------     -------     -------
     Total nonperforming loans                1,990       1,577       2,742       5,568       4,850
Other real estate owned                         247          60          60       1,466          47
                                            -------     -------     -------     -------     -------
     Total nonperforming assets             $ 2,237     $ 1,637     $ 2,802     $ 7,034     $ 4,897
                                            =======     =======     =======     =======     =======

Nonperforming loans to total loans             0.60%       0.59%       1.26%       3.04%       3.63%
Nonperforming assets to total assets           0.40%       0.33%       0.66%       2.64%       2.34%

Loans with significant potential problems or impaired loans are placed on nonaccrual status. Management defines impaired loans as those loans, regardless of past due status, in which management believes the collection of principal and interest is in doubt. The amount of gross interest income that would have been recorded in the periods then ended if the loans had been current in accordance with the original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $143,000, $91,000, $189,000, $489,000 and $25,000 in 1999, 1998, 1997, 1996 and 1995. The amount of interest income on these loans that was included in net income was $126,000, $134,000, $471,000, $625,000 and $216,000 in 1999, 1998, 1997, 1996 and 1995.


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

(Dollars in thousands)                                           December 31,
                             ----------------------------------------------------------------------------------
                                   1999             1998             1997             1996             1995
                             ----------------------------------------------------------------------------------
                                      Loans            Loans            Loans            Loans            Loans
                                       % to             % to             % to             % to             % to
                                      total            total            total            total            Total
                              Amount  loans    Amount  loans    Amount  loans    Amount  loans    Amount  loans
                              ------  -----    ------  -----    ------  -----    ------  -----    ------  -----
Commercial, financial
   and agricultural          $ 3,365    34%   $ 2,618    33%   $ 1,868    36%   $   840    39%   $   944    49%
Real estate -construction        358     4        376     5        640     6      1,421     8        708     9
Real estate - mortgage         1,815    36      1,260    36      1,058    32        219    31          -    31

Installment                    1,004    26        521    26        267    26        312    22         49    11
                             -------   ---    -------   ---    -------   ---    -------   ---    -------   ---
Total                        $ 6,542   100%   $ 4,775   100%   $ 3,833   100%   $ 2,792   100%   $ 1,701   100%
                             =======   ===    =======   ===    =======   ===    =======   ===    =======   ===

OTHER INTEREST-BEARING ASSETS
The following table relates to other interest bearing assets not disclosed above for the dates indicated. This item consists of a salary continuation plan for the Company's executive management and a deferred compensation plan for participating board members. The plans are informally linked with universal life insurance policies containing cash surrender values as listed in the following table:

                                                        DECEMBER 31
                                         ----------------------------------------
(Dollars in thousands)                      1999           1998          1997
                                            ----           ----          ----
Cash surrender value of life insurance    $ 6,292        $ 4,104       $ 3,839

ITEM V   DEPOSITS

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the years indicated:

Deposits

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------
(Dollars in thousands)                        1999                  1998                  1997
                                              ----                  ----                  ----
                                        AMOUNT    YIELD       AMOUNT    YIELD       AMOUNT    YIELD
                                      --------------------------------------------------------------
Noninterest-bearing demand deposits   $  74,979     - %     $  63,243     - %     $  38,023      - %
Interest-bearing demand deposits         68,134   0.67         57,602   0.87         38,164   0.90
Savings deposits                        174,301   3.30        156,956   3.63        117,357   4.06
Time deposits under $100,000             90,586   4.73         86,020   5.34         58,262   5.41
Time deposits $100,000 and over          50,911   5.48         26,535   5.84         13,546   6.13

MATURITIES OF TIME CERTIFICATES OF DEPOSITS OF $100,000 OR MORE

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1999 are summarized as follows:

(Dollars in thousands)
Remaining Maturity:
Three months or less                           $ 21,157
Over three through six months                    20,655
Over six through twelve months                   16,901
Over twelve months                               10,283
                                               --------
Total                                          $ 68,996
                                               =========

ITEM VI  RETURN ON EQUITY AND ASSETS

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

RETURN ON AVERAGE EQUITY AND ASSETS

                                                   FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                         --------------------------------------
                                            1999          1998          1997
                                            ----          ----          ----
Return on average assets                    0.99%         0.60%         0.13%
Return on average equity                   11.86          6.48          1.46
Dividend payout ratio                          -             -             -
Average equity to average assets            8.35%         9.26%         8.76%

MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCK MATTERS

The Company's stock is included for quotation on the Nasdaq National Market System with a stock quotation symbol of CCOW. The following table indicates the range of high and low sales prices for the period shown, based upon information provided by the Nasdaq National Market System. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. There were approximately 3,000 CCOW shareholders as of December 31, 1999.

------------------------------------------
 1999                HIGH            LOW
------------------------------------------
 4th quarter       $ 12.00        $  8.50
 3rd quarter         13.88          11.75
 2nd quarter         14.09           9.75
 1st quarter       $ 10.75        $  8.50

 1998                HIGH            LOW
------------------------------------------
 4th quarter       $ 12.00        $  9.38
 3rd quarter         13.37           9.81
 2nd quarter         15.35          12.75
 1st quarter       $ 14.28        $ 11.67
------------------------------------------

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

(2)     DOWNTOWN MERCED BRANCH
The Bank's downtown Merced Branch was located at 606 West 19th Street in Merced until September 2, 1997. On that date, the Bank relocated its downtown Merced branch to 550 West Main Street in Merced and it was re-designated as the main branch of the Bank. The branch and certain centralized lending operations occupy the first floor of the three story building, occupying approximately 9,200 square feet. The Bank continued to lease the previously occupied building through June, 1999. Management believes that the new facility will be adequate to accommodate the operations of this branch for the foreseeable future.


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

(8)     TURLOCK BRANCHES
On September 1, 1995, the Bank opened a branch in Turlock, California. In May 1995 the Bank acquired 2 lots for $297,000 at 2001 Geer Road, Turlock. The Bank completed the construction of a permanent facility in February 1997 at a cost of approximately $694,000 and the facility is approximately 3,300 square feet. Additionally, in November, 1999, the Bank received approval to convert the Turlock Town and Country branch into a full service County Bank branch. The original lease was signed with a non-affiliated third party on March 1, 1995 and covered a five year term. This lease was assumed by County Bank and is for an approximate 2,160 square foot facility located at 410 East Olive Avenue, Turlock, California. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

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

(10)    ACQUIRED BRANCHES - DOS PALOS, LIVINGSTON, AND MARIPOSA
On December 11, 1997, the Bank purchased the sites of three former branches of Bank of America. These facilities are located at 640 Main Street, Livingston, 1507 Center Street, Dos Palos and 5121 Hwy 140, Mariposa. The branch in Livingston was purchased at a cost of $251,000 and is a 5,699 square feet facility. The Dos Palos branch was purchased at a cost of $296,000 and is an 8,274 square feet facility. The Mariposa branch was purchased for a cost of $313,000 and is a 4,200 square feet facility. Management believes that these facilities will be adequate to accommodate the banking operation for the foreseeable future.

(11)    MADERA BRANCH
In October, 1999, the Bank entered into a 3 year lease with a nonaffiliated third party for an approximate 4,000 square foot facility located at 413 Yosemite Avenue, Suite 101, Madera, California. The branch relocated to this larger facility on October 29, 1999 from a temporary facility that was rented on a month to month basis. Management believes the new facility will be adequate to accommodate the banking operation for the foreseeable future.

(12)     FRESNO BRANCH
In November, 1999, the Bank received approval to convert the Fresno Town and County branch into a full service County Bank office. The Bank relocated the previous Thrift office to a larger facility, entering into a 4 year lease with a nonaffiliated party for an approximate 5,200 square foot facility located at 2150 West Shaw Avenue, Fresno, California. The new lease agreement was entered into in August, 1999. Management believes the new facility will be adequate to accommodate the banking operation for the foreseeable future.

(13)     VISALIA BRANCH
In November, 1999, the Bank received approval to convert the Visalia Town and Country branch into a full service County Bank office. The Town and Country lease signed in May, 1998 covered a five year term and was assumed by County Bank. The facility encompasses approximately 1,275 square feet located at 725

West Main Street, Visalia, California. Management believes the new facility will be adequate to accommodate the banking operation for the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS

As of December 31, 1999, the Company, is not a party to, nor is any of their property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities, except as discussed in Regulation and Supervision --- County Bank."

The Company is, however, also exposed to certain potential claims encountered in the normal course of business. In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations in the foreseeable future.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company did not commit any matters to a vote of security holders in the quarter ended December 31, 1999.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS

For information concerning the market for the Company's common stock and related shareholder matters, see page 20 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

For selected consolidated financial data concerning the Company, see page 11 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see pages 12 through 24 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference.

ITEM 7A.       MARKET RISK

For management's discussion and analysis of market risk and interest rate risk management, see pages 20 through 21 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Balance Sheets as of December 31, 1999 and 1998 and Audited Consolidated Statements of Income and Comprehensive Income, Shareholders' Equity and Cash Flows for the fiscal years ending December 31, 1999, 1998, and 1997 appear on pages 28 through 31 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference. Notes to the Consolidated Financial Statements appear on pages 32 through 48 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference. The Independent Auditors' Report appears on page 27 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and there were no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the section of the Company's 1999 Proxy Statement titled "Election of Directors," which is to be filed on or about March 7, 2000.

ITEM 11.       EXECUTIVE COMPENSATION

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the section of the Company's 1997 Proxy Statement titled "Information Pertaining to Election of Directors," which is to be filed on or about March 7, 2000.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the Company's 1999 Proxy Statement, which is to be filed on or about March 7, 2000.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As permitted by Securities and Exchange Commission Regulation 14A, the information called for by this item is incorporated by reference from the Company's 1999 Proxy Statement, which was filed on or about March 7, 2000.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.

(a) FINANCIAL STATEMENTS AND SCHEDULES
    An index of all financial statements and schedules filed as part of this Form 10-K appears below and the material which begins on the pages of the Company's Annual Report to Shareholders for the year ended December 31, 1999 listed, are incorporated herein by reference in response to Item 8 of this report.

------------------------------------------------------------------------------------------------------------
Financial Statements:                                                                            Page
--------------------                                                                             ----
------------------------------------------------------------------------------------------------------------

Independent Auditors' Report                                                                      27
------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheets as of December 31, 1999 and 1998                                      28
------------------------------------------------------------------------------------------------------------

Consolidated Statements of Income and Comprehensive Income for the Years Ended 1999,
1998, and 1997                                                                                    29
------------------------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity for the Years Ended 1999, 1998, and 1997          30
------------------------------------------------------------------------------------------------------------

Consolidated Statements of Cash Flows for the Years Ended 1999, 1998, and 1997                    31
------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financials                                                                  32
------------------------------------------------------------------------------------------------------------

   (b)  REPORTS ON FORM 8-K
        There were no reports on Form 8-K filed in the quarter ending December 31, 1999.

   (c)  EXHIBITS
        The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this Form 10-K:

-------------------------------------------------------------------------------------------------------------
                                                                                            Sequentially
    Exhibit                                                                                   Numbered
    Number      Exhibit                                                                         Page
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
     3.1        Articles of Incorporation (filed as Exhibit 3.1 of the Company's                  *
                September 30, 1996 Form 10Q filed with the SEC on or about
                November 14, 1996).
-------------------------------------------------------------------------------------------------------------
                Bylaws (filed as Exhibit 3.2 of the Company's September 30, 1996 Form
     3.2        10Q filed with the SEC on or about November 14, 1996).                            *
-------------------------------------------------------------------------------------------------------------






-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
      10        Employment Agreement between Thomas T. Hawker and Capital Corp.                   *
-------------------------------------------------------------------------------------------------------------
     10.1       Administration Construction Agreement (filed as Exhibit 10.4 of the               *
                Company's 1995 Form 10K filed with the SEC on or about March 31, 1996).
-------------------------------------------------------------------------------------------------------------
     10.2       Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995 Form 10K           *
                filed with the SEC on or about March 31, 1996).
-------------------------------------------------------------------------------------------------------------
     10.3       401(k) Plan (filed as Exhibit 10.7 of the Company's 1995 Form 10K filed           *
                with the SEC on or about March 31, 1996).
-------------------------------------------------------------------------------------------------------------
     10.4       Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company's             *
                1995 Form 10K filed with the SEC on or about March 31, 1996).
-------------------------------------------------------------------------------------------------------------
     10.5       Purchase Agreement for three branches from Bank of America is                     *
                incorporated herein by reference from Exhibit 2.1 Registration
                Statement on Form S-2 filed July 14, 1997, File No. 333-31193.
-------------------------------------------------------------------------------------------------------------
     10.6       Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the West
-------------------------------------------------------------------------------------------------------------
     10.7       Deferred Compensation Agreement between members of the board of directors and Capital Corp of the West
-------------------------------------------------------------------------------------------------------------
     10.8       Executive Salary Continuation Agreement between certain members of executive management and Capital Corp of the West
-------------------------------------------------------------------------------------------------------------
      11        Statement Regarding the Computation of Earnings Per Share is
                incorporated herein by reference from Note 1 of the Company's
                Consolidated Financial Statements.
-------------------------------------------------------------------------------------------------------------
      13        Annual Report to Security Holders.
-------------------------------------------------------------------------------------------------------------
      *         Denotes documents which have been incorporated by reference.
-------------------------------------------------------------------------------------------------------------

(d) FINANCIAL STATEMENT SCHEDULES
    All other supporting schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto incorporated herein by reference.

    Consent of accountant (for incorporation by reference of report of accountants into form S-8 registration statement.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2000.

                              CAPITAL CORP OF THE WEST

                              By:   /s/ THOMAS T. HAWKER
                                  -----------------------
                                   THOMAS T. HAWKER
                                  (President and Chief Executive Officer
                                   of Capital Corp of the West)


                              By:   /s/ R. DALE MCKINNEY
                                   ----------------------
                                    R. DALE MCKINNEY
                                   (Senior Vice President and Chief Financial
                                    Officer of Capital Corp of the West)


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

SIGNATURE                                            CAPACITY                        DATE
---------                                            --------                        ----


/s/ LLOYD H. ALHEM                                   Chairman of the                 March 7, 2000
-------------------                                  Board of Directors
LLOYD H. ALHEM


/s/ DOROTHY L. BIZZINI                               Director                        March 7, 2000
----------------------
DOROTHY L. BIZZINI


/s/ JERRY E. CALLISTER                               Director                        March 7, 2000
----------------------
JERRY E. CALLISTER


/s/ JACK F. CAUWELS                                  Director                        March 7, 2000
-------------------
JACK F. CAUWELS


/s/ JOHN FAWCETT                                     Director                        March 7, 2000
----------------
JOHN FAWCETT


/s/ THOMAS T. HAWKER                                 Director/CEO and                March 7, 2000
--------------------                                 Principal Operations Officer
THOMAS T. HAWKER


/s/ BERTYL W. JOHNSON                                Director                        March 7, 2000
---------------------
BERTYL W. JOHNSON



/s/ JAMES W. TOLLADAY                                Director                        March 7, 2000
---------------------
JAMES W. TOLLADAY


/s/ TOM A.L. VAN GRONINGEN                           Director                        March 7, 2000
--------------------------
TOM A.L. VAN GRONINGEN