Form 10-Q
period 2000-03-31
CAPITAL CORP OF THE WEST
filed 2000-05-15
CIK 1004740

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[_X_] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000

                                       or

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

The number of shares outstanding of the registrant's common stock, no par value, as of March 31, 2000 was 4,525,982. No shares of preferred stock, no par value, were outstanding at March 31, 2000.

                            CAPITAL CORP OF THE WEST
                                Table of Contents

PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets                                        3
          Consolidated Statements of Income and Comprehensive Income         4
          Consolidated Statement of Changes in Stockholders Equity           5
          Consolidated Statements of Cash Flows                              6
          Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosures about Market Risk          30


PART II. -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                 30
Item 2.   Changes in Securities                                             30
Item 3.   Defaults Upon Senior Securities                                   30
Item 4.   Submission of matters to a vote of Security Holders               30
Item 5.   Other Information                                                 30
Item 6.   Exhibits and Reports on Form 8-K                                  31

SIGNATURES                                                                  32

                            Capital Corp of the West
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                    03/31/00      12/31/99
                                                                    --------      --------
                                                                    (Dollars in thousands)
                            ASSETS
Cash and noninterest-bearing deposits in other banks                $ 24,614      $ 41,582
Federal funds sold                                                    11,440         8,640
Time deposits at other financial institutions                            850           850
Investment securities available for sale, at fair value              134,561       117,814
Investment securities held to maturity at cost, fair value of
  $33,155,000, and $28,675,000 at March 31, 2000 and
  December 31, 1999, respectively                                     33,945        29,554
Loans, net of allowance for loan losses of $6,792,000 and
  $6,542,000 at March 31, 2000 and December 31, 1999,
  respectively                                                       340,938       324,726
Interest receivable                                                    3,851         3,436
Premises and equipment, net                                           13,071        13,163
Intangible assets                                                      4,871         5,069
Other assets                                                          18,744        18,716
                                                                    --------      --------
    Total assets                                                    $586,885      $563,550
                                                                    ========      ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing demand                                        $ 79,424      $ 87,564
  Negotiable orders of withdrawal                                     72,923        72,788
  Savings                                                            177,365       164,158
  Time, under $100,000                                               100,546       101,395
  Time, $100,000 and over                                             81,670        68,996
                                                                    --------      --------
    Total deposits                                                   511,928       494,901

Short term borrowings                                                 16,200        17,600
Long term borrowings                                                   9,195         3,214
Accrued interest, taxes and other liabilities                          4,298         4,158
                                                                    --------      --------
    Total liabilities                                                541,621       519,873

Preferred Stock, no par value; 10,000,000 shares authorized;
   None outstanding                                                        -             -
Common stock, no par value; 20,000,000 shares authorized;
  4,525,982 and 4,496,201 issued & outstanding at
  March 31, 2000 and December 31, 1999                                35,743        35,593
Retained earnings                                                     12,257        10,743
Accumulated other comprehensive loss                                  (2,736)       (2,659)
                                                                    --------      --------
    Total shareholders' equity                                        45,264        43,677
                                                                    --------      --------
    Total liabilities and shareholders' equity                      $586,885      $563,550
                                                                    ========      ========

                             See accompanying notes

                          Capital Corp of the West
         Consolidated Statements of Income and Comprehensive Income
                                 (Unaudited)


                                                                For the three months
                                                                   ended March 31,
                                                                 2000           1999
                                                               -------         ------
(Dollars in thousands, except per share amounts)
INTEREST INCOME:
  Interest and fees on loans                                   $ 8,479         $6,712
  Interest on deposits with other financial institutions            12             10
  Interest on investments held to maturity:
    Taxable                                                        491            184
    Non-taxable                                                     56             22
  Interest on investments available for sale:
    Taxable                                                      1,836          1,533
    Non-taxable                                                    285            324
  Interest on federal funds sold                                    74            158
                                                               -------         ------
Total interest income                                           11,233          8,943

INTEREST EXPENSE:
   Interest on negotiable orders of withdrawal                     121            110
   Interest on savings deposits                                  1,514          1,358
   Interest on time deposits, under $100,000                     1,323          1,064
   Interest on time deposits, $100,000 and over                    990            537
   Interest on other borrowings                                    356            137
                                                               -------         ------
Total interest expense                                           4,304          3,206

Net interest income                                              6,929          5,737
Provision for loan losses                                          763            507
                                                               -------         ------
Net interest income after provision for loan losses              6,166          5,230

NONINTEREST INCOME:
  Service charges on deposit accounts                              813            733
  Income from real estate held for sale or development               -            250
  Other                                                            334            396
                                                               -------         ------
Total noninterest income                                         1,147          1,379

NONINTEREST EXPENSES:
  Salaries and related benefits                                  2,506          2,214
  Premises and occupancy                                           406            330
  Equipment                                                        590            491
  Professional fees                                                161            331
  Marketing                                                        228            166
  Goodwill and intangible amortization                             198            198
  Supplies                                                         128            140
  Other                                                            926            926
                                                               -------         ------
Total noninterest expenses                                       5,143          4,796

Income before income taxes                                       2,170          1,813
Provision for income taxes                                         656            662
                                                               -------         ------
Net income                                                     $ 1,514         $1,151
-------------------------------------------------------------------------------------
Comprehensive Income:
Unrealized loss on securities arising during the period            (77)          (159)
Comprehensive Income                                           $ 1,437         $  992
                                                               =======         ======
-------------------------------------------------------------------------------------
Basic earnings per share                                       $  0.34         $ 0.25
Diluted earnings per share                                     $  0.33         $ 0.24

                             See accompanying notes

                          Capital Corp of the West
          Consolidated Statement of Changes in Shareholders' Equity
                                (Unaudited)
              (Amounts in thousands except number of shares)

                                            Common Stock               Accumulated
                                     ---------------------------          other
                                     Number of             Retained   comprehensive
                                      shares     Amounts   earnings       income        Total
                                     ---------   -------   --------   --------------   -------
Balance, December 31, 1999             4,496     $35,593    $10,743      $(2,659)      $43,677
Exercise of stock options                 30         150          0            0           150
Net Change in fair market value
  of investment securities, net of
  tax effect of $(34)                      0           0          0          (77)          (77)
Net income                                 0                  1,514                      1,514
                                       -----     -------    -------      -------       -------
Balance, March 31, 2000                4,526     $35,743    $12,257      $(2,736)      $45,264
                                       =====     =======    =======      =======       =======

                             See accompanying notes

                            Capital Corp of the West
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       3 months ended   3 months ended
                                                                           03/31/00        03/31/99
                                                                       --------------   --------------
                                                                            (Dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                                $  1,514         $  1,151
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
     Provision for loan losses                                                 763              507
     Depreciation, amortization and accretion, net                             534              803
     Gain on sale of real estate held for sale                                   0              250
  Net decrease in interest receivable & other assets                          (411)          (3,951)
  Net increase (decrease) in deferred loan fees                                 36             (313)
  Net decrease in accrued interest payable & other liabilities                 192            1,318
                                                                          --------         --------
Net cash provided by (used in) operating activities                          2,628             (235)

INVESTING ACTIVITIES:
  Investment securities purchases                                          (24,090)            (243)
  Proceeds from maturities of investment securities                          2,074           13,030
  Proceeds from sales of AFS investment securities                             721                -
  Net increase in time deposits in other financial institutions                  -           (1,250)
  Proceeds from sales of commercial and real estate loans                      528              304
  Net increase in loans                                                    (17,341)         (13,044)
  Purchases of premises and equipment                                         (394)            (281)
  Proceeds from sales of real estate held for sale                               -              250
                                                                          --------         --------
Net cash used in investing activities                                      (38,502)          (1,234)

FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW and savings deposits                5,149           (3,188)
  Net increase in certificates of deposit                                   11,826            1,706
  Net proceeds (repayments) from other borrowings                            4,581           (6,712)
  Exercise of stock options                                                    150                -
                                                                          --------         --------
Net cash provided by (used in) financing activities                         21,706           (8,194)

Net decrease in cash and cash equivalents                                  (14,168)          (9,663)

Cash and cash equivalents at beginning of period                            50,222           44,896
                                                                          --------         --------
Cash and cash equivalents at end of period                                $ 36,054         $ 35,233
                                                                          ========         ========

CASH PAID DURING THE QUARTER:
  Interest paid                                                              4,252            3,195
  Income tax payments                                                        1,100                -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Investment securities net unrealized (losses) gains; net of tax         $    (77)        $   (159)
  Transfer of securities from available for sale to held to maturity             -            4,327
  Loans transferred to other real estate owned                                 143                -

                             See accompanying notes

                            Capital Corp of the West
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999
                                   (Unaudited)

GENERAL - COMPANY

     Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the "Bank"). During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company's securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Authorized Preferred Stock. As of March 31, 2000 there were 4,525,982 common shares outstanding, held of record by approximately 2,200 shareholders. There were no preferred shares outstanding at March 31, 2000. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, the Bank's subsidiaries and Capital West Group, unless context otherwise requires.

GENERAL - BANK

     The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations on December 22, 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's securities consist of one class of Common Stock, no par value and is wholly owned by the Company. The Bank's deposits are insured under the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits stated therein. Like most state-chartered banks of its size in California, it is not a member of the Federal Reserve System. During the fourth quarter of 1999, Town and Country Finance and Thrift (the "Thrift") was merged into County Bank.

INDUSTRY AND MARKET AREA

     The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, Tulare, Toulumne and Stanislaus counties. The Bank has fifteen branch offices: two in Merced with one branch centrally located in Merced and the other in downtown Merced within the Bank's administrative office building, two in Modesto, two in Turlock and single offices in Atwater, Dos Palos, Hilmar, Los Banos, Livingston, Madera, Mariposa, Sonora and Visalia.

OTHER FINANCIAL NOTES

     All adjustments which in the opinion of Management are necessary for a fair presentation of the Company's financial position at March 31, 2000 and December 31, 1999 and the results of operations for the three month period ended March 31, 2000 and 1999, and the statements of cash flows for the three months ended March 31, 2000 and 1999 have been included. The interim results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1999.

     The accompanying unaudited financial statements have been prepared on a basis consistent with the generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

     Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

    The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ending March 31, 2000 and 1999:

                                                     For The Three Months
                                                        Ended March 31,
                                                     --------------------
(Dollars in thousands, except per share data)          2000        1999
                                                     --------    --------
Basic EPS computation:
          Net income                                 $  1,514    $  1,151
                                                     ========    ========
          Average common shares outstanding             4,507       4,607
                                                     ========    ========
Basic EPS                                            $   0.34    $    .25
                                                     ========    ========

Diluted EPS Computations:
          Net income                                 $  1,514    $  1,151
                                                     ========    ========
          Average common shares outstanding             4,507       4,607
          Stock options                                   125         135
                                                     --------    --------
                                                        4,632       4,742
                                                     ========    ========

Diluted EPS                                          $   0.33    $   0.24
                                                     ========    ========

Prospective Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which amends the disclosure requirements of Statement No. 52, FOREIGN CURRENCY TRANSLATIONS and Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS 133 supersedes Statements No. 80 ACCOUNTING FOR FUTURE CONTRACTS, No. 105 DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK and No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge).

     In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133. SFAS No. 137 defers the effective date of SFAS No. 133 from all fiscal quarters of fiscal years beginning after June 15, 1999 to all fiscal quarters of fiscal years beginning after June 15, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "experts", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

     Readers of the Company's Form 10-Q should not rely solely on forward-looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company's 1999 Annual Report on Form 10-K filed March 17, 2000. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the Company's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management's judgements regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company. Factors that may cause actual noninterest expense to differ from estimates include the ability of third parties with whom the Company has business relationships to fully accommodate uncertainties related to the Company's efforts to prepare its technology systems and non-information technology systems for the Year 2000, as well as uncertainties relating to the ability of third parties with whom the Company has business relationships to address the Year 2000 issue in an adequate manner.

     The Company is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, and deposits. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and state regulators, whose policies and regulations could affect the Company's results.

     Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company and management's ability to manage these and other risks.

     The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

     OVERVIEW. For the three months ended March 31, 2000 the Company reported record net income of $1,514,000. This compares to $1,151,000 for the same period in 1999 and represents an increase of $363,000 or 32%. Basic and fully diluted earnings per share were $.34 and $.33 for the three months ending March 31, 2000. This compares to basic and fully diluted earnings per share of $.25 and $.24 for the three months ending March 31, 1999 and represents an increase of $0.09 per share for both basic and fully diluted earnings per share. The annualized return on average assets was 1.08% and .94% for the first three months of 2000 and 1999. The Company's annualized return on average equity was 13.73% and 10.56% for the three months ended March 31, 2000 and 1999.

     NET INTEREST INCOME. The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. Net interest income for the three months ended March 31, 2000 totaled $6,929,000 and represented an increase of $1,192,000 or 21% when compared to the $5,737,000 achieved during the three months ended March 31, 1999.

     Total interest and fees on earning assets were $11,233,000 for the three months ended March 31, 2000, an increase of $2,290,000 or 26% from the $8,943,000 for the same period in 1999. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in interest income for the three months ended March 31, 2000 was primarily the result of an increase in the volume of interest-earning assets. Average interest-earning assets for the three months ended March 31, 2000 were $505,773,000 compared with $434,811,000 for the three months ended March 31, 1999, an increase of $70,962,000 or 16%.

     Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $4,304,000 for the three months ended March 31, 2000, compared with $3,206,000 for the three months ended March 31, 1999, an increase of $1,098,000 or 34%. This increase was primarily the result of an increase in the rates of interest-bearing liabilities. Average interest-bearing liabilities were $436,329,000 for the three months ended March 31, 2000 compared with $373,814,000 for the same three months in 1999, an increase of $62,515,000 or 17%. Average interest rates paid on interest-bearing liabilities were 3.95% for the three months ending March 31, 2000 compared with 3.43% for the same three months of 1999, an increase in interest rates paid of 52 basis points or 15%.

     The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets. The Company has not expanded the branch network locations since the purchase of three branches of Bank of America in December 1997.

     The Company's net interest margin, the ratio of net interest income to average interest-earning assets, was 5.48% for the three months ended March 31, 2000 compared with 5.28% for the same period in 1999. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's increase in net interest margin was primarily attributable to a moderate change in the mix of interest-earning assets. Loans as a percentage of average interest-earning assets were 66% for the three months ended March 31, 2000 compared to 63% for the three months ended March 31, 1999.

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

            AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

                                                      Three months ended                  Three months ended
                                                        March 31, 2000                      March 31, 1999
                                               Average                              Average
                                               Balance    Interest    Yield/rate    Balance     Interest  Yield/rate
                                                                      (Dollars in thousands)
ASSETS
Federal funds sold                             $  5,268    $    74      5.62 %      $ 12,917    $   158      4.89 %
Time deposits at other financial institutions       850         12      5.65             706         10      5.67
Taxable investment securities:                  134,249      2,327      6.93         115,332      1,717      5.95
Nontaxable investment securities (1)             29,806        341      4.58          30,147        346      4.59
Loans, gross: (2)                               335,600      8,479     10.11         275,709      6,712      9.74
                                               --------    -------     -----        --------    -------     -----
Total interest-earning assets:                  505,773     11,233      8.88         434,811      8,943      8.23
Allowance for loan losses                        (6,724)                              (4,852)
Cash and due from banks                          22,678                               20,789
Premises and equipment, net                      13,169                               13,212
Interest receivable and other assets             26,949                               26,395
                                               --------                             --------
   Total assets                                $561,845                             $490,355
                                               ========                             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Negotiable order of withdrawal                 $ 71,850    $   121      0.67        $ 66,033    $   110      0.67
Savings deposits                                170,994      1,514      3.54         172,237      1,358      3.15
Time deposits                                   171,804      2,313      5.39         127,679      1,601      5.02
Other borrowings                                 21,681        356      6.57           7,865        137      6.97
                                               --------    -------     -----        --------    -------     -----
Total interest-bearing liabilities              436,329      4,304      3.95         373,814      3,206      3.43

Noninterest-bearing deposits                     76,905                               69,818
Accrued interest, taxes and other liabilities     4,515                                3,107
                                               --------                             --------
   Total liabilities                            517,749                              446,739

Total shareholders' equity                       44,096                               43,616
                                               --------                             --------
Total liabilities and shareholders' equity     $561,845                             $490,355
                                               ========                             ========

Net interest income and margin (3)                         $ 6,929      5.48 %                  $ 5,737      5.28 %
                                                           =======     =====                    =======     =====

(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.
(2) Amounts of interest earned includes loan fees of $135,971 and $193,000 for March 31, 2000 and 1999 respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

Net Interest Income Variance Analysis:

                                                    Three months ended
                                         March 31, 2000 compared to March 31, 1999
                                              VOLUME        RATE           TOTAL
                                                   (Dollar in thousands)
Increase (decrease) in interest income:
Federal funds sold                            $   21      $  (105)        $   (84)
Time deposits at other financial                   -            2               2
   institutions
Taxable investment securities                    488          122             610
Tax-exempt investment securities                  (1)          (4)             (5)
Loans                                            262        1,767           1,505
                                             -------      -------         -------
                               Total:        $   770      $ 1,520         $ 2,290
                                             =======      =======         =======

Increase (decrease) interest expense:
Interest bearing demand                      $     1      $    10         $    11
Savings deposits                                 166          (10)            156
Time deposits                                    125          587             712
Other borrowings                                  (8)         227             219
                                             -------      -------         -------
                               Total:        $   284      $   814         $ 1,098
                                             =======      =======         =======

Increase in net interest income              $   486      $   706         $ 1,192
                                             =======      =======         =======


     PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended March 31, 2000 was $763,000 compared with $507,000 for the three months ended March 31, 1999, an increase of $256,000 or 50%. See "Allowance for Loan Losses" contained herein. As of March 31, 2000 the allowance for loan losses was $6,792,000 or 1.95% of total loans. At March 31, 2000, nonperforming assets totaled $2,704,000 or .46% of total assets, nonperforming loans totaled $2,314,000 or .67% of total loans and the allowance for loan losses totaled 294% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

     NONINTEREST INCOME. Noninterest income decreased by $232,000 or 17% to $1,147,000 for the three months ended March 31, 2000 compared with $1,379,000 in the same period in 1999. Service charges on deposit accounts increased by $80,000 or 11% to $813,000 for the three months ended March 31, 2000 compared with $733,000 for the same period in 1999. Income from the sale of real estate held for sale or development decreased by $250,000 from 1999 levels, and other income decreased by $62,000 or 16% for the three month period ended March 31, 2000 when compared to the same period in 1999. The decrease in income from the sale of real estate recorded during the first quarter of 2000 resulted from a lack of a real estate sale, compared to the sale of 1 real estate parcel that was sold in 1999. Subsequent to March 31, 2000, the Bank received $438,000 in proceeds from the sale of a parcel of land that was classified as other real estate owned. The land parcel had a recorded book value of $0. Estimated gain on sale from this parcel of land, after reserves for continuing liabilities, if any, will be recorded in the second quarter of 2000.

     NONINTEREST EXPENSE. Noninterest expenses increased by $347,000 or 7% to $5,143,000 for the three months ended March 31, 2000 compared with $4,796,000 for the same period in 1999. The primary components of noninterest expenses were salaries and employee benefits, furniture and equipment expenses, occupancy expenses, professional fees, marketing supplies, and other operating expenses.

     For the three months ended March 31, 2000, salaries and related benefits increased by $292,000 or 13% to $2,506,000 from the $2,214,000 recorded for the same period in 1999. Premises and occupancy expenses increased by $76,000 or 23% to $406,000 for the three months ending March 31, 2000 from $330,000 during the same period in 1999. The primary reason for the increase in occupancy costs in 2000 is related to relocation and retrofit charges related to branch facilities in Fresno, Madera, and Modesto. Equipment expenses increased by $99,000 or 20% to $590,000 during the three months ended March 31, 2000 from the $491,000 experienced during the same period in 1999. When comparing the results of the three months ending March 31, 2000 to three months ending March 31, 1999, professional fees decreased by $170,000 or 51%, marketing expenses increased by $62,000 or 37%, goodwill and intangible amortization expense did not change from 1999 levels, supplies expense decreased by $12,000 or 9%, and other expenses did not change from 1999 levels. The salary expense increases were primarily the result of increased staffing levels and normal salary progression. Decreased professional fees were the result of decreased use of consultants to identify and develop profitability enhancement strategies, and increased marketing expenditures designed to provide greater market penetration within our existing markets were incurred.

     PROVISION FOR INCOME TAXES. The Company recorded a decrease of $6,000 or 1% in the income tax provision to $656,000 for the three months ended March 31, 2000 compared to the $662,000 recorded for the same period in 1999. During the first quarter of 2000, the Company experienced an effective tax rate of 30.2% compared to 36.5% recorded for the same period in 1999. The decrease in income taxes during the first quarter of 2000 is primarily related to increased utilization of federal low income housing credits that were obtained from investments in limited partnerships in low-income affordable housing projects, and increased investments in bank qualified municipal bonds. The Company had net investments in affordable housing projects of $5,306,000 as of March 31, 2000 and $5,736,000 as of March 31, 1999, resulting in tax credits of $140,000 and 80,000 respectively.

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

     The following tables set forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2000, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

                                                                        AT MARCH 31, 2000
                                           --------------------------------------------------------------------------
                                                         AFTER 3     AFTER 1
                                                           BUT       YEAR BUT
                                             WITHIN       WITHIN      WITHIN       AFTER     NONINTEREST-
                                           3 MONTHS     12 MONTHS     5 YEARS     5 YEARS       BEARING        TOTAL
                                           ---------    ---------    --------    --------    ------------    --------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Time deposits at other banks               $     850    $       -    $      -    $      -     $      -       $    850
Federal funds sold                            11,440            -           -           -            -         11,440
Investment securities                          5,702        7,166      59,219      93,143        3,276        168,506
Loans                                        147,032       44,851     111,077      44,770            -        347,730
                                           ---------    ---------    --------    --------     --------       --------
Total earning assets                         165,024       52,017     170,296     137,913     $  3,276        528,526
Noninterest-earning assets and
  allowances for loan losses                       -            -           -           -       58,359         58,359
                                           ---------    ---------    --------    --------     --------       --------
Total assets                               $ 165,024    $  52,017    $170,296    $137,913     $ 61,635       $586,885

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Demand deposits                            $       -    $       -    $      -    $      -     $ 79,424       $ 79,424
Savings, money market and NOW deposits
                                             250,288            -           -           -            -        250,288
Time deposits                                 38,562       92,183      18,597           -            -        182,216
Other interest-bearing liabilities            10,200        6,000       6,000       3,195            -         25,395
Other liabilities and shareholders'
  equity                                           -            -           -           -       49,562         49,562
                                           ---------    ---------    --------    --------     --------       --------
Total liabilities and shareholders'
  equity                                     331,924       98,183      24,597       3,195      128,986       $586,885
Incremental gap                             (166,900)     (46,166)    145,699     134,718      (67,351)
Cumulative gap                             $(166,900)   $(213,066)   $(67,367)   $ 67,351     $      -
Cumulative gap as a % of earning
  assets                                     (31.60)%     (40.31)%    (12.74)%     12.74%

     The Company was liability-sensitive with a negative cumulative one-year gap of $213,066,000 or (40.31)% of interest-earning assets at March 31, 2000. In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

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

     An additional measure of interest rate sensitivity that the Company monitors through a detailed model is its expected change in net interest income. This model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's net interest income. Based upon the March 31, 2000 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the market interest rates of 2%, this model estimates the Company's net interest income over the next year would decrease by $585,000 or 2% of net interest income. No assurance can be given that the actual net interest income would not decrease by more than $585,000 or 2% in response to a 2% increase in market interest rates or that actual net interest income would not decrease substantially if market interest rates increased by more than 2%. During the second quarter of 1999, the Company contracted with interest rate sensitivity consultants to provide additional expertise in the interest rate sensitivity modeling process and has updated the model it uses for interest rate risk analysis. The estimates stated above were derived from this updated model.

FINANCIAL CONDITION

     Total assets at March 31, 2000 were $586,885,000, an increase of $23,335,000 or 4% compared with total assets of $563,550,000 at December 31, 1999. Net loans were $340,938,000 at March 31, 2000, an increase of $16,212,000 or 5% compared with net loans of $324,726,000 on December 31, 1999. Deposits were $511,928,000 at March 31, 2000, an increase of $17,027,000 or 3% compared with deposits of $494,901,000 at December 31, 1999. The increase in total assets of the Company from December 31, 1999 to March 31, 2000 was primarily the result of an increase in leverage that was maintained in the Company's investment portfolio and an increase in investments derived from increased certificates of deposit.

     Total shareholders' equity was $45,264,000 at March 31, 2000, an increase of $1,587,000 or 4% from $43,677,000 at December 31, 1999. The growth in shareholders' equity from December 31, 1999 to March 31, 2000 was achieved through the retention of accumulated earnings.

     INVESTMENT PORTFOLIO. The following table sets forth the carrying amount (fair value) of available for sale investment securities as of March 31, 2000 and December 31, 1999.

                                                MARCH 31       DECEMBER 31
                                                --------------------------
                                                  2000            1999
                                                --------       -----------
(Dollars in thousands)
AVAILABLE FOR SALE SECURITIES:
U.S. Treasury and U.S. Government agencies      $ 26,610        $ 16,756
State and political subdivisions                  23,522          23,371
Mortgage-backed securities                        46,306          43,723
Collateralized mortgage obligations               25,137          20,341
Corporate debt securities                          9,710           9,660
Equity securities                                  3,276           3,963
                                                --------        --------
Carrying amount and fair value                  $134,561        $117,814
                                                ========        ========

     The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at March 31, 2000 and December 31, 1999.

                                                 MARCH 31      DECEMBER 31
                                                 -------------------------
                                                   2000           1999
                                                 --------      -----------
(Dollars in thousands)
HELD TO MATURITY SECURITIES:
U.S. Treasury and U.S. Government agency         $ 1,000         $ 1,004
State and political subdivisions                   4,322           4,389
Mortgage-backed securities                        23,705          24,161
Collateralized Mortgage Obligations              $ 4,918               -
                                                 -------         -------
Carrying amount (amortized cost)                 $33,945         $29,554
                                                 =======         =======

Fair value                                       $33,155         $28,675
                                                 =======         =======

     The following table sets forth the maturities of the Company's debt security investments at March 31, 2000 and the weighted average yields of such securities calculated on a book value basis using the weighted average yields within each scheduled maturity grouping. Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

                                                                          AT MARCH 31, 2000
                                        ---------------------------------------------------------------------------------------
                                        WITHIN ONE YEAR     ONE TO 5 YEARS      FIVE TO TEN YEARS    OVER TEN YEARS
                                        ---------------    -----------------    -----------------   ---------------      TOTAL
                                        AMOUNT    YIELD    AMOUNT      YIELD    AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT
                                        ------    -----    -------     -----    -------    -----    ------    -----    --------
(Dollars in thousands)
Available for Sale Securities:
Treasury and U.S. Government agency      $  -        -%    $22,259     6.48%    $     -        -%   $ 4,351    6.42%   $ 26,610
State and political                       509     7.80           -        -       3,328     4.28     19,685    4.45      23,522
Mortgage-backed securities                  -        -       1,028     6.76         677     7.61     44,601    6.61      46,306
Collateralized mortgage obligations        94     6.31       5,106     6.60       7,763     6.73     12,174    6.99      25,137
Corporate debt securities                   -        -       4,101     6.32           -        -      5,609    7.20       9,710
                                         --------------------------------------------------------------------------------------
Carrying amount and fair value            603     7.57      32,494     6.49      11,768     6.09     86,420    6.20     131,285
                                         --------------------------------------------------------------------------------------

Held to maturity securities:
Treasury and U.S. Government agency         -        -       1,000     7.95           -        -          -       -       1,000
State and political                         -        -           -        -       1,345     5.05      2,977    5.19       4,322
Mortgage-backed securities                  -        -       3,590     7.15      14,457     7.23      5,658    7.02      23,705
Collateralized mortgage obligations         -        -       4,918     7.85           -        -          -       -       4,918
Carrying amount (amortized cost)            -        -       9,508     7.60      15,802     7.04      8,635    6.39      33,945
                                         --------------------------------------------------------------------------------------
Total securities                         $603     7.57%    $42,002     6.74%    $27,570     6.64%   $95,055    6.22%   $165,230
                                         ====     ====     =======     ====     =======     ====    =======    ====    ========

     In the above table, mortgage-backed securities and collateralized mortgage obligations are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules. The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

     LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio at the dates indicated.

                                          AT MARCH 31,              AT DECEMBER 31,
                                   ------------------------------------------------------
                                             2000                        1999
                                   -------------------------    -------------------------
                                                    PERCENT                      PERCENT
                                   DOLLAR AMOUNT    OF LOANS    DOLLAR AMOUNT    OF LOANS
                                   -------------    --------    -------------    --------
(Dollars in thousands)
Loan Categories:
Commercial                           $ 61,973          18%        $ 53,932          16%
Agricultural                           67,321          19           58,247          17
Real estate construction                9,696           3           11,926           4
Real estate mortgage                  121,803          35          120,978          37
Consumer                               86,937          25           86,185          26
                                     --------         ---         --------         ---
Total                                 347,730         100%         331,268         100%
                                     --------         ===         --------         ===
Less allowance for loan losses         (6,792)                      (6,542)
                                     --------                     --------
Net loans                            $340,938                     $324,726
                                     ========                     ========

     The table that follows shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at March 31, 2000:

                                                                 AT MARCH 31, 2000
                                          ------------------------------------------------------------
                                                            AFTER 1 BUT
(Dollars in thousands)                    WITHIN 1 YEAR    WITHIN 5 YEARS    AFTER 5 YEARS     TOTAL
                                          ------------------------------------------------------------
COMMERCIAL AND AGRICULTURAL
  Loans with floating interest rates         $43,276          $ 21,243         $ 26,202       $ 90,721
  Loans with fixed interest rates              5,983            15,763           16,827         38,573
                                             -------          --------         --------       --------
      Subtotal                                49,259            37,006           43,029        129,294

REAL ESTATE CONSTRUCTION
  Loans with floating interest rates           2,742               911            3,779          7,432
  Loans with fixed interest rates              1,621                 -              643          2,264
                                             -------          --------         --------       --------
      Subtotal                                 4,363               911            4,422          9,696

REAL ESTATE MORTGAGE
  Loans with floating interest rates           8,050            20,654           53,188         81,892
  Loans with fixed interest rates              5,400             4,665           29,846         39,911
                                             -------          --------         --------       --------
      Subtotal                                13,450            25,319           83,034        121,803

CONSUMER INSTALLMENT
  Loans with floating interest rates          11,747             7,713                -         19,460
  Loans with fixed interest rates              3,648            62,478            1,351         67,477
                                             -------          --------         --------       --------
      Subtotal                                15,395            70,191            1,351         86,937
                                             -------          --------         --------       --------

      Total                                  $82,467          $133,427         $131,836       $347,730
                                             =======          ========         ========       ========

     The table that follows shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at December 31, 1999:

                                                         December 31, 1999
                                     --------------------------------------------------------
                                      Within         One to            Over
(Dollars in thousands)               One year      Five Years      After 5 years       Total
                                     --------------------------------------------------------
COMMERCIAL AND AGRICULTURAL
Loans with floating rates            $ 45,955       $ 27,877          $17,535        $ 95,367
Loans with predetermined rates          8,605          6,016            6,191          16,812
                                     --------       --------          -------        --------
Subtotal                               54,560         33,893           23,726         112,179

REAL ESTATE--CONSTRUCTION
Loans with floating rates               4,730          1,169            1,578           7,477
Loans with predetermined rates          2,738          1,711                -           4,449
                                     --------       --------          -------        --------
Subtotal                                7,468          2,880            1,578          11,926

REAL ESTATE--MORTGAGE
Loans with floating rates               7,027         68,770           24,041          99,838
Loans with predetermined rates          4,232         16,908               -           21,140
                                     --------       --------          -------        --------
Subtotal                               11,259         85,678           24,041         120,978

CONSUMER INSTALLMENT
Loans with floating rates              19,186          9,593                -          28,779
Loans with predetermined rates         23,129         33,301              976          57,406
                                     --------       --------          -------        --------
Subtotal                               42,315         42,894              976          86,185

Total                                $115,602       $165,345          $50,321        $331,268
                                     ========       ========          =======        ========

     OFF-BALANCE SHEET COMMITMENTS. The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

                                     MARCH 31,      DECEMBER 31,
(Dollars in thousands)                 2000             1999
                                     ---------      ------------
Letters of credit                    $  2,674         $  2,674
Commitments to extend credit          120,865          101,847
                                     --------         --------
Total                                $123,539         $104,521
                                     ========         ========

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

                                            AT MARCH 31,     AT DECEMBER 31,
(Dollars in thousands)                         2000                1999
                                            ------------     ---------------
Cash surrender value of life insurance        $5,877             $5,792
                                              ======             ======

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

     The following table summarizes nonperforming assets of the Company at March 31, 2000 and December 31, for the years indicated:

                                                  March 31,    December 31,
                                                     2000          1999
                                                  ---------    ------------
(Dollars in thousands)
Nonaccrual loans                                   $1,609         $1,984
Accruing loans past due 90 days or more               705              6
                                                   ------         ------
  Total nonperforming loans                         2,314          1,990
Other real estate owned                               390            247
                                                   ------         ------
  Total nonperforming assets                       $2,704         $2,237
                                                   ======         ======

Nonperforming loans to total loans                   .67%           .60%
Nonperforming assets to total assets                 .46%           .40%

     Contractual accrued interest income on loans on nonaccrual status as of March 31, 2000 and 1999, that would have been recognized if the loans had been current in accordance with their original terms was approximately $258,000 and $235,000, respectively.

     At March 31, 2000, nonperforming assets represented .46% of total assets, an increase of .06% of total assets compared to the .40% at December 31, 1999. Nonperforming loans represented .67% of total loans at March 31, 2000, an increase of 7 basis points compared to the .60% at December 31, 1999. Nonperforming loans that were secured by first deeds of trust on real property were $0 at March 31, 2000 and December 31, 1999. Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

     The increase in nonperforming loans and nonperforming assets as of March 31, 2000 compared with their levels as of December 31, 1999, was due primarily to a slight increase in delinquent agricultural, commercial, and consumer installment loans.

     At March 31, 2000, the Company had $390,000 invested in three properties acquired through foreclosure. Each property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company expects to sell most of these properties within a twelve month period. No assurance can be given that the Company will sell such properties during 2000 or at any time or the amount for which such property might be sold.

     In addition to property acquired through foreclosure, the Company has investments in residential real estate lots in various stages of development in Merced County through MAID. MAID held one property for sale or development at March 31, 2000. This investment was completely written off in 1995, although County Bank still retains title to this property. During the first three months of 2000, no lots were sold. On May 3, 2000 the last remaining MAID land parcel was sold. Sales proceeds totaled $438,000. A gain entry for net sales proceeds less remaining costs related to certain obligations of MAID and the Company will be recorded in the second quarter of 2000.

     Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At March 31, 2000 and December 31, 1999, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at March 31, 2000 were $2,314,000 (all of which were also nonaccrual loans), on account of which the Company had made provisions to the allowance for loan losses of $575,000.

     Except for loans that are disclosed above, there were no assets as of March 31, 2000, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the loan loss experience of the Company for the three months ended March 31, 2000 and 1999, and for the year ended December 31, 1999.

                                                    MARCH 31
                                            -----------------------        DECEMBER 31
                                              2000           1999              1999
                                            --------       --------        -----------
                                                         (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period              $  6,542       $  4,775          $  4,775
                                            --------       --------          --------
Provision for loan losses                        763            507             2,659
Charge-offs:
  Commercial and  agricultural                   207            123               531
  Real estate construction                         0              -                 -
  Consumer                                       400            297             1,323
                                            --------       --------          --------
    Total charge-offs                            607            420             1,854
                                            --------       --------          --------
Recoveries
  Commercial and agricultural                      5            430               715
  Real estate-mortgage                             -              -                 -
  Consumer                                        89             91               247
                                            --------       --------          --------
    Total recoveries                              94            521               962
Net charge-offs (recoveries)                     513           (101)              892
                                            --------       --------          --------
Balance at end of period                    $  6,792       $  5,383          $  6,542
                                            ========       ========          ========
Loans outstanding at period-end             $347,730       $281,822          $331,268
                                            ========       ========          ========
Average loans outstanding                   $335,600       $275,709          $303,463
                                            ========       ========          ========

Net charge-offs (recoveries) to average         0.15%         (0.04%)            0.29%
  loans
Allowance for loan losses
  To total loans                                1.95%          1.91%             1.97%
  To nonperforming assets                     251.18%        219.22%           292.45%

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

     The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded provisions for loan losses in the first three months of 2000 of $763,000 compared with $507,000 in the same period of 1999. The increase in loan loss provisions in 2000 was recorded primarily to support the general loan growth of the Company that has occurred during 2000.

     The Company's charge-offs, net of recoveries, were $513,000 for the three months ended March 31, 2000 compared with $(101,000) for the same three months in 1999. The increase in net charge-offs for the first quarter of 2000 was primarily due to increased charge-offs that occurred within the consumer installment segment of the loan portfolio during the first three months of 2000. The increased charge-offs in this segment of the portfolio are primarily attributable to the strong loan growth that has occurred in this segment over the last several quarters.

     As of March 31, 2000, the allowance for loan losses was $6,792,000 or 1.95% of total loans outstanding, compared with $6,542,000 or 1.97% of total loans outstanding as of December 31, 1999 and $5,383,000 or 1.91% of total loans outstanding as of March 31, 1999. During the first quarter of 2000, the allowance for loan loss increased $250,000 or 4% compared to December 31, 1999 levels.

     The Company uses a method developed by management for determining the appropriate level of its allowance for loan losses. This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Company's loan grading and classification system. The Company grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Company's audit committee. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. General reserves are applied to various categories of loans at percentages ranging up to 1.8% based on the Company's assessment of credit risks for each category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or "Special Mention" carry a risk factor from 1.0% to 2.0%; (ii) "Substandard" loans carry a risk factor from 15% to 40% depending on collateral securing the loan, if any; (iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. In addition, a portion of the allowance is specially allocated to identified problem credits. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

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

     The following table summarizes a breakdown of the allowance for loan losses by loan category and the allocation in each category as a percentage of total loan allowance at the dates indicated:

                                      MARCH 31,             DECEMBER 31,
                                        2000                   1999
                                 ------------------      ------------------
                                             LOANS                  LOANS
                                               %                      %
                                           TO TOTAL                TO TOTAL
(Dollars in thousands)           AMOUNT      LOANS       AMOUNT     LOANS
                                 ------    --------      ------    --------
Commercial and agricultural      $3,395       37%        $3,365       34%
Real estate - construction          372        3            358        4
Real estate - mortgage            1,883       35          1,815       36
Consumer                          1,142       25          1,004       26
                                 ------      ---         ------      ---
           Total                 $6,792      100%        $6,542      100%
                                 ======      ===         ======      ===

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

     Parts of California have experienced significant floods in the late 1990s. No assurance can be given that future flooding will not have an adverse impact on the Company and its borrowers and depositors.

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

     The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $171,465,000 and $168,886,000 on March 31, 2000 and December 31, 1999, respectively, and constituted 30% of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $120,935,000 at March 31, 2000 compared with $105,008,000 at December 31, 1999.

     Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $57,822,000 of which $17,200,000 was outstanding as of March 31, 2000 and $12,600,000 was outstanding as of December 31, 1999. Funds received causing an increase in outstanding short term borrowings during the first quarter of 2000 were used to purchase securities within the investment portfolio. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

     CAPITAL RESOURCES. Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $1,587,000 or 4% from December 31, 1999 to March 31, 2000.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company's financial statements. Management believes, as of March 31, 2000, that the Company, the Bank and the Thrift met all capital requirements to which they are subject. The Company's leverage capital ratio at March 31, 2000 was 7.74% as compared with 7.50% as of December 31, 1999. The Company's total risk based capital ratio at March 31, 2000 was 11.14% as compared to 11.24% as of December 31,1999.

         The Company's and Bank's actual capital amounts and ratios met all regulatory requirements as of March 31, 2000 and were summarized as follows:

                                                                                                    To Be Well Capitalized
                                                                               For Capital                Under Prompt
                                                    Actual                  Adequacy Purposes              Corrective
Dollars in thousands                                                                                   Action Provisions:
----------------------------------------------------------------------------------------------------------------------------
Consolidated                                     Amount      Ratio            Amount      Ratio         Amount     Ratio
----------------------------------------------------------------------------------------------------------------------------
As of March 31, 2000
Total capital (to risk weighted assets)         $ 48,599     11.14 %         $ 34,908      8.0 %        $ 43,636   10.0 %
Tier 1 capital (to risk weighted assets)          43,128      9.88             17,454      4.0            26,181    6.0
Leverage ratio*                                   43,128      7.74             22,279      4.0            27,849    5.0

The Bank:
----------------------------------------------------------------------------------------------------------------------------
As of March 31, 2000
Total capital (to risk weighted assets)         $ 45,782     10.62 %         $ 34,479      8.0 %        $ 43,099   10.0 %
Tier 1 capital (to risk weighted assets)          40,378      9.37             17,239      4.0            25,859    6.0
Leverage ratio*                                   40,378      7.32             22,051      4.0            27,563    5.0
----------------------------------------------------------------------------------------------------------------------------

* The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

     The Company has no formal dividend policy, and dividends are issued solely at the discretion of the Company's Board of Directors, subject to compliance with regulatory requirements. In order to pay any cash dividends, the Company must receive payments of dividends or management fees from the Bank. There are certain regulatory limitations on the payment of cash dividends by banks and thrift and loan companies.

     On May 23, 2000 the Company's Board of Directors authorized management to repurchase up to 200,000 shares or $2,300,000 of the Company's common stock. As of March 31, 2000 the Company had repurchased 137,000 shares for $1,768,000 in open market transactions. Management's authorization to repurchase Company common stock will continue until withdrawn by the Board of Directors.

     DEPOSITS. Deposits are the Company's primary source of funds. At March 31, 2000, the Company had a deposit mix of 41% in savings deposits, 29% in time deposits, 16% in interest-bearing checking accounts and 16% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

     The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At March 31, 2000, the Company had brokered deposits of $13,648,000.

     Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2000 and December 31, 1999 are summarized as follows:

                                   MARCH 31, 2000       DECEMBER 31, 1999
                                            (DOLLARS IN THOUSANDS)
Three months or less                  $32,907                $21,157
Over three to six months               22,077                 20,655
Over six to twelve months              25,415                 16,901
Over twelve months                      1,271                 10,283
                                      -------                -------
Total                                 $81,670                $68,996
                                      =======                =======

BORROWED FUNDS
At March 31 2000 and December 31, 1999, the Company's borrowed funds consisted of the following:

(Dollars in thousands)                                               MARCH 31             DECEMBER 31
                                                                       2000                  1999
Treasury tax loan, dated March 31, 2000; variable rate of
   6%; rate reprices monthly based on the federal funds
   rate; payable April 1, 2000                                        $ 5,000               $ 5,000

FHLB loan, dated June 17, 1999; variable rate of 5.94%;
   rate reprices monthly based on the 1 month LIBOR;
   payable on June 19, 2000                                             2,600                 2,600

FHLB loan, dated February 16, 2000; variable rate of 5.92%; rate reprices monthly based on the 1 month
   LIBOR; payable on February 16, 2001                                  6,000                     -

FHLB loan, dated March 20, 2000; variable rate of 6.02%; rate reprices monthly based on the 1 month
   LIBOR; payable on March 20, 2001                                     2,600                     -

FHLB loan, dated February 16, 2000; fixed rate of
   6.60%; payable on February 16, 2005                                  4,000                 5,000

FHLB loan, dated March 20, 2000; fixed rate of 6.55%
   payable on March 21, 2005                                            2,000                 5,000

Long-term note from unaffiliated bank dated December 22, 1997;
   fixed rate of 7.80%; principal and interest payable
   monthly at $25,047; payments calculated as fully
   amortizing over 25 years with a 10 year call                         3,195                 3,214
                                                                     --------              --------
Total                                                                $ 25,395              $ 20,814
                                                                     ========              ========

     The increase in other borrowings during the first quarter of 2000 was primarily due to the implementation of a leveraged investment strategy that uses additional FHLB borrowings to fund purchases of investment securities within the Bank's investment portfolio.

RETURN ON EQUITY AND ASSETS

                                       Three months ended    Three months ended     Year ended
                                            March 31              March 31          December 31
                                              2000                  1999               1999
                                              ----                  ----               ----
Annualized return on average assets           1.08%                 0.94%              0.99%
Annualized return on average equity          13.73%                10.56%             11.86%
Average equity to average assets              7.85%                 8.89%              8.35%

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

     At March 31, 2000, MAID held one real estate project including improved and unimproved land in various stages of development. MAID continues to develop this project, and any amounts realized upon sale or other disposition of this asset above its current carrying value of zero will result in noninterest income at the time of such sale or disposition. During the first three months of 1999, no lots were sold. Although the Company expects that the sale or disposition of its remaining project will result in some positive contribution to noninterest income at some time in the future, no assurance can be given as to whether or when such sale or disposition will be completed or that the amount, if any, that the Company will ultimately realize on such asset or whether such amount will exceed the future expenses required to hold and complete development of the project. The Company's regulatory deadline for completing its divestiture of this asset is December 31, 2000. The last remaining parcel of land held by MAID was sold on May 3, 2000 for net proceeds of $438,000 which will result in gain on sale of real estate, less any outstanding liabilities and warranties, during the second quarter of 2000.

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

     On March 31, 2000, the interest rate position of the Company was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be approximately 1-2% of net interest income when compared to stable rates. See "BUSINESS - Selected Statistical Information - Interest Rate Sensitivity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

EXHIBITS      DESCRIPTION OF EXHIBITS

3.1           Articles of Incorporation, incorporated by reference from (filed as Exhibit            *
              3.1 of the Company's March 31, 1996 Form 10Q filed with the SEC on or about
              November 14, 1996).

3.2           Bylaws (filed as Exhibit 3.2 of the Company's March 31, 1996 Form 10Q filed            *
              with the SEC on or about November 14, 1996.)

10            Employment agreement between Thomas T. Hawker and Capital Corp. (Filed as              *
              Exhibit 10 of the Company's 1996 form 10K filed with the SEC on or about
              March 31, 1997)

10.1          Administration Construction Agreement (filed as Exhibit 10.4                           *
              of the Company's 1995 Form 10K filed with the SEC on or about
              March 31, 1996).

10.2          Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995 Form 10K                *
              filed with the SEC on or about March 31, 1996).

10.3          401 (k) Plan (filed as Exhibit 10.7 of the Company's 1995 Form 10K filed               *
              with the SEC on or about March 31, 1996).

10.4          Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company's 1995             *
              Form 10K filed with the SEC on or about March 31, 1996).

10.5          Purchase Agreement for three branches from Bank of America is incorporated             *
              herein by reference from Exhibit 2.1 Registration Statement on Form S-2 filed July 14, 1997, File No. 333-31193.

10.6          Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the           *
              West (filed as Exhibit 10.6 of the Company's 1999 Form 10K with the SEC on or about March 17, 2000).

10.7          Deferred Compensation Agreement between members of the board of directors              *
              and Capital Corp of the West (filed as Exhibit 10.7 of the Company's 1999
              Form 10K with the SEC on or about March 17, 2000).

10.8          Executive Salary Continuation Agreement between certain members of executive           *
              management and Capital Corp of the West (filed as Exhibit 10.8 of the
              Company's 1999 Form 10K with the SEC on or about March 17, 2000).


     (b)      REPORTS ON FORM 8-K

              None

              * DENOTES DOCUMENTS WHICH HAVE BEEN INCORPORATED BY REFERENCE.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAPITAL CORP OF THE WEST
                                  (Registrant)


                                  By    /s/   THOMAS T. HAWKER
                                      ---------------------------------------
                                              Thomas T. Hawker
                                              President and
                                              Chief Executive Officer

                                  By    /s/   R. DALE MCKINNEY
                                      ---------------------------------------
                                              R. Dale McKinney
                                              Chief Financial Officer