Form 10-Q
period 2000-06-30
CAPITAL CORP OF THE WEST
filed 2000-08-14
CIK 1004740

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




/ X / Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000
                                               -------------

                                       or

/   /  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Transition Period from ________ to _______

Commission File Number:    0-27384
                       ---------------------

                            CAPITAL CORP OF THE WEST
             (Exact name of registrant as specified in its charter)

               California                            77-0405791
   ---------------------------------           ------------------------
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

The number of shares outstanding of the registrant's common stock, no par value, as of June 30, 2000 was 4,525,982. No shares of preferred stock, no par value, were outstanding at June 30, 2000.

                            CAPITAL CORP OF THE WEST
                                Table of Contents

PART I.  -- FINANCIAL INFORMATION


Item 1.  Financial Statements
                    Consolidated Balance Sheets                                         3
                    Consolidated Statements of Income and Comprehensive Income          4
                    Consolidated Statement of Changes in Stockholders' Equity           5
                    Consolidated Statements of Cash Flows                               6
                    Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                              10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    31


PART II.  -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                           32
Item 2.    Changes in Securities                                                       32
Item 3.    Defaults Upon Senior Securities                                             32
Item 4.    Submission of matters to a vote of Security Holders                         32
Item 5.    Other Information                                                           32
Item 6.    Exhibits and Reports on Form 8-K                                            32

SIGNATURES                                                                             34


                            Capital Corp of the West
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                      06/30/00          12/31/99
                                                                                      --------          --------
                                                                                            (In thousands)
                                     ASSETS
         Cash and noninterest-bearing deposits in other banks                         $ 29,148          $ 41,582
         Federal funds sold                                                             16,880             8,640
         Time deposits at other financial institutions                                     350               850
         Investment securities available for sale, at fair value                       145,646           117,814
         Investment securities held to maturity at cost, fair value of
           $31,144,000, and $28,675,000 at June 30, 2000 and
           December 31, 1999                                                            31,875            29,554
         Loans, net of allowance for loan losses of  $6,925,000, and
           $6,542,000 at June 30, 2000 and December 31, 1999                           361,576           324,726
         Interest receivable                                                             4,671             3,436
         Premises and equipment, net                                                    12,916            13,163
         Intangible assets                                                               4,673             5,069
         Other assets                                                                   19,812            18,716
                                                                                      --------          --------

             Total assets                                                             $627,547          $563,550
                                                                                      ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
         Deposits
           Noninterest-bearing demand                                                 $ 87,487          $ 87,564
           Negotiable orders of withdrawal                                              73,190            72,788
           Savings                                                                     187,431           164,158
           Time, under $100,000                                                        113,234           101,395
           Time, $100,000 and over                                                      86,636            68,996
                                                                                      --------          --------
             Total deposits                                                            547,978           494,901

         Short term borrowings                                                          24,100            17,600
         Long term borrowings                                                            3,182             3,214
         Accrued interest, taxes and other liabilities                                   5,411             4,158
                                                                                      --------          --------
             Total liabilities                                                         580,671           519,873

         Preferred stock, no par value; 10,000,000 shares authorized;
         None outstanding
         Common stock, no par value; 20,000,000 shares authorized; 4,525,982 and
           4,496,201 issued & outstanding at June 30, 2000, and
           December 31, 1999                                                            35,742            35,593
         Retained earnings                                                              14,057            10,743
         Accumulated other comprehensive loss, net                                      (2,923)           (2,659)
                                                                                      --------          --------

             Total shareholders' equity                                                 46,876            43,677
                                                                                      --------          --------

             Total liabilities and shareholders' equity                              $ 627,547         $ 563,550
                                                                                     =========         =========



                             See accompanying notes

                            Capital Corp of the West
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)


                                                                             For the Three Months      For the Six Months
                                                                                Ended June 30,            Ended June 30,
                                                                               2000        1999         2000         1999
                                                                               ----        ----         ----         ----
                                                                                 (In thousands, except per share data)
Interest income:
         Interest and fees on loans                                         $  9,242     $  7,305     $ 17,721     $ 14,017
         Interest on deposits with other financial institutions                    6           29           18           39
         Interest on investments held to maturity:
               Taxable                                                           506          183          997          367
               Non-taxable                                                        56           56          112           78
         Interest on investments available for sale:
               Taxable                                                         2,041        1,431        3,877        2,964
               Non-taxable                                                       286          289          571          613
         Interest on federal funds sold                                          224          145          298          303
                                                                            --------     --------     --------     --------
                  Total interest income                                       12,361        9,438       23,594       18,381

Interest expense:
         Interest on negotiable orders of withdrawal                             124          112          245          222
         Interest on savings deposits                                          1,773        1,426        3,287        2,784
         Interest on time deposits, under $100,000                             1,472        1,077        2,795        2,141
         Interest on time, $100,000 and over                                   1,236          560        2,226        1,097
         Interest on other borrowings                                            436           93          792          230
                                                                            --------     --------     --------     --------
         Total interest expense                                                5,041        3,268        9,345        6,474

Net interest income                                                            7,320        6,170       14,249       11,907
Provision for loan losses                                                        768          593        1,531        1,100
                                                                            --------     --------     --------     --------
Net interest income after provision for loan losses                            6,552        5,577       12,718       10,807

Other income:
         Service charges on deposit accounts                                     871          804        1,684        1,537
         Income from real estate held for sale                                   381            -          381          250
         Other                                                                   392          420          726          816
                                                                            --------     --------     --------     --------
                  Total other income                                           1,644        1,224        2,791        2,603

Other Expenses:
         Salaries and related benefits                                         2,715        2,404        5,221        4,618
         Premises and occupancy                                                  422          393          828          723
         Equipment                                                               654          517        1,244        1,008
         Professional fees                                                       334          362          495          693
         Marketing                                                               236          186          464          352
         Goodwill and intangible amortization                                    198          198          396          396
         Supplies                                                                186          153          314          293
         Other                                                                   910          934        1,836        1,860
                                                                            --------     --------     --------     --------
Total other expenses                                                           5,655        5,147       10,798        9,943

Income before income taxes                                                     2,541        1,654        4,711        3,467
Provision for income taxes                                                       741          449        1,397        1,111
                                                                            --------     --------     --------     --------
Net income                                                                  $  1,800     $  1,205     $  3,314     $  2,356
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
Unrealized loss on securities arising during the period, net                    (187       (1,365)        (264)      (1,524)
Less: reclassification adjustment for losses included in net income, net           -           21            -           21
                                                                            --------     --------     --------     --------
Comprehensive income (loss), net                                            $  1,613     $   (139)    $  3,050     $    853
                                                                            ========     ========     ========     ========

Basic earnings per share                                                    $   0.40     $   0.26     $   0.73     $   0.51
Diluted earnings per share                                                  $   0.39     $   0.25     $   0.71     $   0.50
-----------------------------------------------------------------------------------------------------------------------------
                                                  See accompanying notes


                            Capital Corp of the West
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

(Amounts in thousands except number of shares)


                                           Common Stock                       Accumulated
                                    -------------------------                    other
                                     Number of                   Retained    comprehensive
                                      shares        Amounts      earnings       loss, net          Total
                                    ------------  -----------  -----------  -----------------  -------------
Balance, December 31, 1999            4,496,201   $   35,593   $   10,743   $         (2,659)  $     43,677

Exercise of stock options                29,781          149            -                  -            149

Net change in fair market value
  of investment securities, net of
  tax effect of  $(182)                       -            -            -               (264)          (264)

Net income                                    -            -        3,314                  -          3,314
                                    ------------  -----------  -----------  -----------------  -------------

Balance, June 30, 2000                4,525,982   $   35,742   $   14,057   $        ( 2,923)  $     46,876
                                    ============  ===========  ===========  =================  =============



                             See accompanying notes

                            Capital Corp of the West
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                             6 months ended  6 months ended
                                                                                06/30/00        06/30/99
                                                                             ------------------------------
                                                                                     (In thousands)
OPERATING ACTIVITIES:
Net income                                                                       $  3,314       $  2,356
         Adjustments to reconcile net income to net cash provided by operating activities:
                  Provision for loan losses                                         1,531          1,100
                  Depreciation, amortization and accretion, net                     1,164          1,546
                  Gain on sale of real estate held for sale                           381            250
                  Gain on sale of premises and equipment                                -             10
         Net increase in interest receivable & other assets                        (2,556)        (3,862)
         Net decrease (increase) in deferred loan fees                                125           (556)
         Net increase in accrued interest payable & other liabilities               1,305          2,360
                                                                                 --------       --------
Net cash provided by operating activities                                           5,264          3,204

INVESTING ACTIVITIES:
         Investment security purchases                                            (39,047)       (16,459)
         Proceeds from maturities of investment securities                          6,663         22,046
         Proceeds from sales of AFS investment securities                           1,725          6,779
         Net decrease (increase) in time deposits in other financial                  500         (1,250)
              institutions
         Proceeds from sales of commercial and real estate loans                    1,315            602
         Net increase in loans                                                    (39,903)       (38,171)
         Purchases of premises and equipment                                         (734)          (542)
         Proceeds from sales of real estate held for sale                             381            250
                                                                                 --------       --------
Net cash used by investing activities                                             (69,100)       (26,745)

FINANCING ACTIVITIES:
         Net increase in demand, NOW and savings deposits                          23,545          2,254
         Net increase in certificates of deposit                                   29,480         10,985
         Net increase (decrease) in other borrowings                                6,468         (4,523)
         Purchase of treasury stock                                                     -           (146)
         Exercise of stock options                                                    149             29
                                                                                 --------       --------
Net cash provided by financing activities                                          59,642          8,599

Net decrease in cash and cash equivalents                                          (4,194)       (14,942)

Cash and cash equivalents at beginning of period                                   50,222         44,896
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 46,028       $ 29,954
                                                                                 ========       ========

CASH PAID DURING THE QUARTER:
         Interest paid                                                           $  9,554       $  6,469
         Income tax payments                                                        1,770          1,506
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Investment securities net unrealized losses; net of tax                     (264)        (1,503)
         Transfer of securities from available for sale to held to maturity             -          4,327
         Loans transferred to other real estate owned                                 143              -


                             See accompanying notes

                            Capital Corp of the West
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999
                                   (Unaudited)

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

         The Company's securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Authorized Preferred Stock. As of June 30, 2000 there were 4,525,982 common shares outstanding, held of record by approximately 2,500 shareholders. There were no preferred shares outstanding at June 30, 2000. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, and the Bank's subsidiaries, and Capital West Group, unless context otherwise requires.

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

INDUSTRY AND MARKET AREA

         The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, Tulare, Toulumne and Stanislaus counties. The Bank has sixteen branch offices: two in Merced with one branch centrally located in Merced and the other in downtown Merced within the Bank's administrative office building, two in Modesto, two in Turlock and single offices in Atwater, Dos Palos, Fresno, Hilmar, Los Banos, Livingston, Madera, Mariposa, Sonora and Visalia.


OTHER FINANCIAL NOTES

         All adjustments which in the opinion of Management are necessary for a fair presentation of the Company's financial position at June 30, 2000 and December 31, 1999 and the results of operations for the three and six month periods ended June 30, 2000 and 1999, and the statements of cash flows for the six months ended June 30, 2000 and 1999 have been included. The interim results for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1999.

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

    The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and six month periods ending June 30, 2000 and 1999:


                                               For the three months     For the six months
                                                  ended June 30,          ended June 30,
                                                ------------------      ------------------
  (In thousands, except per share data)          2000        1999        2000        1999
                                                ------      ------      ------      ------
Basic EPS computation:
         Net income                             $1,800      $1,205      $3,314      $2,356
                                                ======      ======      ======      ======
         Average common shares outstanding       4,526       4,598       4,517       4,602
                                                ======      ======      ======      ======
Basic EPS                                       $ 0.40      $ 0.26      $ 0.73      $ 0.51
                                                ======      ======      ======      ======

Diluted EPS Computations:
         Net income                             $1,800      $1,205      $3,314      $2,356
                                                ======      ======      ======      ======
         Average common shares outstanding       4,526       4,598       4,517       4,602
         Stock options                             123         135         123         135
                                                ------      ------      ------      ------
                                                 4,649       4,733       4,640       4,737
                                                ======      ======      ======      ======
Diluted EPS                                     $ 0.39      $ 0.25      $ 0.71      $ 0.50
                                                ======      ======      ======      ======


         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 133 supersedes Statements No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting operation. Certain sections of SFAS No. 133 were amended in June 2000, when the FASB issued Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 138). SFAS No. 133, as amended by SFAS No. 138, also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of these statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of these statements. Neither SFAS No. 133 nor SFAS No. 138 should be applied retroactively to financial statements of prior periods. The Company has a program in place to evaluate its financial instruments and purchase contracts. Management believes the effects of adopting SFAS No. 133 and SFAS No. 138 will not have a significant impact on its results of operations or financial position.

         On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN No.
44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricing and the definition of an employee which apply to awards issued after December 31, 1998. The provisions related to modifications to fixed stock option awards are effective for awards modified after January 12, 2000. Management believes the effects of adopting FIN No. 44 will not have a significant impact on its results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the company. This could cause results or performance to differ materially form those expressed in our forward-looking statements. Words such as "experts", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

         Readers of the Company's Form 10-Q should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company's 1999 annual Report on Form 10-K filed March 17, 2000. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the company's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management's judgements regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent of liquidity requirements and market volatility, as well as on the off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company. Factors that may cause actual noninterest expense to differ from estimates include the ability of third parties with whom the Company has business relationships to fully accommodate uncertainties related to the Company's efforts to prepare its technology systems for the Year 2000, as well as uncertainties relating to the ability of third parties with whom the Company has business relationships to address the Year 2000 issue in an adequate manner.

         The Company is also exposed to the potential of losses arising from adverse changes in market rate and prices which can adversely impact the value of financial products, including securities, loans, and deposits. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and state regulators, whose policies and regulations could affect the Company's results.

         Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations: inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancement; fee pricing strategies, mergers and acquisitions and their integration into the Company and management's ability to manage these and other risks.

         The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

RESULTS OF OPERATIONS

         OVERVIEW. For the three and six months ended June 30, 2000 the Company reported record net income of $1,800,000 and $3,314,000. This compares to $1,205,000 and $2,356,000 for the same period in 1999 and represents an increase of $595,000 and $958,000. Basic and diluted earnings per share were $.40 and $.39 for the three months ending June 30, 2000. This compares to basic and diluted earnings per share of $.26 and $.25 for the three months ending June 30, 1999 and represents an increase of $0.14 per basic and diluted share. The annualized return on average assets was 1.18% and .97% for the three months ended June 30, 2000 and 1999, respectively. The Company's annualized return on average equity was 15.73% and 10.96% for the three months ended June 30, 2000 and 1999, respectively.

         The following tables provides a summary of the major categories of income and expense for the second quarter of 2000 compared with the second quarter of 1999 and for the first six months of 2000 compared with the first six months of 1999:


                                                    Three Months
                                                    Ended June 30,              Percentage Change
                                                2000             1999                Increase
                                       (in thousands, except earnings per share)
Interest income                               $ 12,361          $ 9,438                31.0 %
Interest expense                                 5,041            3,268                54.3
Net interest income                              7,320            6,170                18.6
Provisions for loan losses                         768              593                29.5
Net interest income after provision
         for loan losses                         6,552            5,577                17.5
Other income                                     1,644            1,224                34.3
Other expenses                                   5,655            5,147                 9.9
Net income before income taxes                   2,541            1,654                53.6
Income taxes                                       741              449                65.0
Net income                                       1,800            1,205                49.4
Diluted earnings per common share                 0.39             0.25                56.0



                                                    Six Months
                                                  Ended June 30,                 Percentage Change
                                                 2000            1999                Increase
                                        (in thousands, except earnings per share)
Interest income                               $ 23,594         $ 18,381                28.4 %
Interest expense                                 9,345            6,474                44.3
Net interest income                             14,249           11,907                19.7
Provisions for loan losses                       1,531            1,100                39.2
Net interest income after provision
         for loan losses                        12,718           10,807                17.7
Other income                                     2,791            2,603                 7.2
Other expenses                                  10,798            9,943                 8.6
Net income before income taxes                   4,711            3,467                35.9
Income taxes                                     1,397            1,111                25.7
Net income                                       3,314            2,356                40.7
Diluted earnings per common share                 0.71             0.50                42.0


         NET INTEREST INCOME. The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. Net interest income for the three and six months ended June 30, 2000 totaled $7,320,000 and $14,249,000 and represented an increase of $1,150,000 and $2,342,000 or 18.6% and 19.7% when compared to the $6,170,000 and
$11,907,000 achieved during the three and six months ended June 30, 1999.

         Total interest and fees on earning assets were $12,361,000 and $23,594,000 for the three and six months ended June 30, 2000, an increase of $2,923,000 and $5,213,000 or 31.0% and 28.4% from the $9,438,000 and $18,381,000 for the same period in 1999. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in interest income for the three and six months ended June 30, 2000 was primarily the result of an increase in the volume of interest-earning assets. Average interest-earning assets for the three and six months ended June 30, 2000 were $544,401,000 and $525,122,000 compared with $445,466,000 and
$441,526,000 for the three and six months ended June 30, 1999, an increase of $98,935,000 and $83,596,000 or 22.2% and 18.9%.

         Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $5,041,000 and $9,345,000 for the three and six months ended June 30, 2000, compared with $3,268,000 and $6,474,000 for the three and six months ended June 30, 1999, an increase of $1,773,000 and $2,871,000 or 54.3% and 4.3%. This increase was primarily the result of an increase in the rates and volumes of interest-bearing liabilities. Average interest-bearing liabilities were $469,183,000 and $452,757,000 for the three and six months ended June 30, 2000 compared with $381,300,000 and $377,193,000 for the same three and six months in 1999, an increase of $87,883,000 and $75,564,000 or 23.0 and 20.0%. Average interest rates paid on interest-bearing liabilities were 4.30% and 4.13% for the three and six months ending June 30, 2000 compared with 3.43% for the same three and months of 1999, an increase of 87 and 70 basis points or 25.4 and 20.4%.

         The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets. Internal growth has been achieved primarily through expanding loan and deposit balances.

         The Company's net interest margin, the ratio of net interest income to average interest-earning assets, was 5.38% and 5.43% for the three and six months ended June 30, 2000 compared with 5.54% and 5.39% for the same periods in 1999, a decrease of 16 basis points for the three months ending June 30, 2000 compared to the same three months ending June 30, 1999 and an increase of 4 basis points for the six months ending June 30, 2000 compared to the same six months ending June 30, 1999. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's decrease in net interest margin for the three months ending June 30, 2000 was primarily attributable to the increase in market rates experienced during the three months ending June 30, 2000. Loans as a percentage of average interest-earning assets were 65% for the three months ended June 30, 2000 compared to 66% for the three months ended June 30, 1999.

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

            AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS


                                                          Three months ended                   Three months ended
                                                            June 30, 2000                        June 30, 1999
                                                     Average                              Average
                                                     Balance     Interest   Yield/rate    Balance     Interest  Yield/rate
                                                                              (In thousands)
    Assets
    Federal funds sold                               $ 13,821     $  224      6.48 %     $  12,217     $  145      4.75 %
    Time deposits at other financial
       institutions                                       483          6      4.97           2,168         29      5.35
    Taxable investment securities                     143,981      2,547      7.08         106,006      1,614      6.09
    Nontaxable investment securities (1)               29,709        342      4.60          30,078        345      4.59
    Loans, gross: (2)                                 356,407      9,242     10.37         294,997      7,305      9.91
                                                     --------     ------      ----       ---------     ------      ----
    Total interest-earning assets:                    544,401     12,361      9.08         445,466      9,438      8.47
    Allowance for loan losses                          (6,801)                              (5,693)
    Cash and due from banks                            22,976                               20,109
    Premises and equipment, net                        13,083                               13,171
    Interest receivable and other assets               28,273                               24,712
                                                    ---------                            ---------
    Total assets                                    $ 601,932                            $ 497,765
                                                    =========                            =========

    Liabilities And Shareholders' Equity
    Negotiable order of withdrawal                   $ 73,917     $  124      0.67 %     $  66,993     $  112      0.67 %
    Savings deposits                                  177,380      1,773      4.00         176,763      1,426      3.23
    Time deposits                                     191,402      2,708      5.66         132,761      1,637      4.93
    Other borrowings                                   26,484        436      6.59           4,783         93      7.78
                                                     --------     ------      ----       ---------     ------      ----
    Total interest-bearing liabilities                469,183      5,041      4.30         381,300      3,268      3.43

    Noninterest-bearing deposits                       82,517                               69,301
    Accrued interest, taxes and other
       liabilities                                      4,457                                3,194
                                                    ---------                            ---------
       Total liabilities                              556,157                              453,795

    Total shareholders' equity                         45,775                               43,970
                                                    ---------                            ---------
    Total liabilities and shareholders' equity      $ 601,932                            $ 497,765
                                                    =========                            =========

    Net interest income and margin (3)                           $ 7,320      5.38 %                  $ 6,170      5.54 %
                                                                 =======      ====                    =======      ====


    (1) Interest on nontaxable securities is not computed on a tax-equivalent basis.
    (2) Amounts of interest earned includes loan fees of $190,000 and $92,000 for June 30, 2000 and 1999 respectively.
    (3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the six month periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.


                                                      Six months ended                       Six months ended
                                                        June 30, 2000                          June 30, 1999
                                                 Average                               Average
                                                 Balance   Interest   Yield/rate       Balance     Interest   Yield/rate
                                                                          (In thousands)
  Assets
  Federal funds sold                            $  9,544    $  298      6.24 %       $  12,876     $   303       4.71 %
  Time deposits at other financial
     institutions                                    702        18      5.13             1,441          39       5.41
  Taxable investment securities                  139,115     4,874      7.01           112,370       3,331       5.93
  Nontaxable investment securities (1)            29,758       683      4.59            30,112         691       4.59
  Loans, gross: (2)                              346,003    17,721     10.24           284,727      14,017       9.85
                                                --------    ------      ----         ---------     -------       ----
  Total interest-earning assets:                 525,122    23,594      8.99           441,526      18,381       8.33
  Allowance for loan losses                       (6,762)                               (5,628)
  Cash and due from banks                         22,827                                20,422
  Premises and equipment, net                     13,126                                13,191
  Interest receivable and other assets            27,575                                23,849
                                                --------                              --------
  Total assets                                  $581,888                              $493,360
                                                ========                              ========

  Liabilities And Shareholders' Equity
  Negotiable order of withdrawal                $ 72,884    $  245      0.67 %        $ 66,515      $  222       0.67 %
  Savings deposits                               174,187     3,287      3.77           174,120       2,784       3.20
  Time deposits                                  181,603     5,021      5.53           130,234       3,238       4.97
  Other borrowings                                24,083       792      6.58             6,324         230       7.27
                                                 -------    ------      ----         ---------     -------       ----
  Total interest-bearing liabilities             452,757     9,345      4.13           377,193       6,474       3.43

  Noninterest-bearing deposits                    79,711                                69,558
  Accrued interest, taxes and other
     liabilities                                   4,484                                 3,648
                                                --------                              --------
     Total liabilities                           536,952                               450,399

  Total shareholders' equity                      44,936                                42,961
                                                --------                              --------
  Total liabilities and shareholders' equity    $581,888                              $493,360
                                                ========                              ========

  Net interest income and margin (3)                       $14,249      5.43 %                    $ 11,907       5.39 %
                                                           =======      ====                      ========       ====


  (1) Interest on nontaxable securities is not computed on a tax-equivalent basis.
  (2) Amounts of interest earned includes loan fees of $326,000 and $285,000 for June 30, 2000 and 1999 respectively.
  (3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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


                                                     Three Months Ended
                                           June 30, 2000 compared to June 30, 1999
                                              Volume        Rate          Total
                                              ------        ----          -----
                                                   (Dollar in thousands)
Increase (decrease) in interest income:
Federal funds sold                            $    5       $   74        $    79
Time deposits at other financial                 (21)          (2)           (23)
   institutions
Taxable investment securities                    332          601            933
Tax-exempt investment securities                  (6)           3             (3)
Loans                                          1,579          358          1,937
                                              ------       ------        -------
Total                                          1,889        1,034          2,923
                                              ======       ======        =======

Increase (decrease) interest expense:
Interest bearing demand                           12            -             12
Savings deposits                                   5          342            347
Time deposits                                    803          268          1,071
Other borrowings                                 359          (16)           343
                                              ------       ------        -------
Total                                          1,179          594          1,773
                                              ======       ======        =======

Increase in net interest income               $  710       $  440        $ 1,150
                                              ======       ======        =======



                                                      Six Months Ended
                                          June 30, 2000 compared to June 30, 1999
                                             Volume         Rate          Total
                                             ------         ----          -----
                                                   (Dollar in thousands)
(Decrease) increase in interest income:
Federal funds sold                           $   (90)      $   85        $    (5)
                                             -------       ------        -------
Time deposits at other financial                 (19)          (2)           (21)
   institutions
Taxable investment securities                    875          668          1,543
Tax-exempt investment securities                  (8)           -             (8)
Loans                                          3,119          585          3,704
                                             -------       ------        -------
Total                                          3,877        1,336          5,213
                                             =======       ======        =======

Increase (decrease) interest expense:
Interest bearing demand                           22            1             23
Savings deposits                                   1          502            503
Time deposits                                  1,389          394          1,783
Other borrowings                                 586          (24)           562
                                             -------       ------        -------
Total                                          1,998          873          2,871
                                             =======       ======        =======

Increase in net interest income              $ 1,879       $  463        $ 2,342
                                             =======       ======        =======


         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and six months ended June 30, 2000 was $768,000 and $1,531,000 which compares with $593,000 and $1,100,000 for the three and six months ended June 30, 1999. See "Allowance for Loan Losses" contained herein. As of June 30, 2000 the allowance for loan losses was $6,925,000 or 1.88% of total loans. At June 30, 2000, nonperforming assets totaled $1,852,000 or .30% of total assets, nonperforming loans totaled $1,605,000 or .44% of total loans and the allowance for loan losses totaled 432% of nonperforming loans. At December 31, 1999, nonperforming assets totaled $2,237,000 or .40% of total loans, nonperforming loans totaled $1,990,000 or .60% of total loans and the allowance for loan losses totaled 328.74% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

         OTHER INCOME. Total other income for the three and six months ended June 30, 2000 was $1,644,000 and $2,791,000 which compares with $1,224,000 and
$2,603,000 for the same periods in 1999. Service charges on deposit accounts increased by $67,000 or 8.3% to $871,000 for the three months ended June 30, 2000 compared with $804,000 for the same period in 1999. Income from the sale of real estate held for sale or development increased by $381,000 over 1999 levels, as there were no real estate sales during the second quarter of 1999. Other income, which includes commissions earned on the retail sale of securities and annuities, decreased by $28,000 or 7% for the three month period ended June 30, 2000 to $392,000 which compares to the $420,000 recorded in the same period in 1999. The $381,000 gain on sale of real estate recorded during the second quarter of 2000 resulted from the sale of the last remaining land parcel held by MAID, the real estate subsidiary of County Bank. The book value of this property had been previously written off.

         OTHER EXPENSE. Noninterest expenses for the three and six months ended June 30, 2000 were $5,655,000 and $10,798,000 which compares with $5,147,000 and
$9,943,000 for the three and six months ended June 30, 1999. The primary components of noninterest expenses were salaries and related benefits, equipment expenses, premises and occupancy expenses, professional fees, marketing expenses, goodwill and intangible amortization expense, supplies expense, and other operating expenses.

         For the three and six months ended June 30, 2000, salaries and related benefits increased by $311,000 and $603,000 over the same period in 1999 to $2,715,000 and $5,221,000. Equipment expenses increased by $137,000 and $236,000 or 26% and 23% during the three and six months ended June 30, 2000 to $654,000 and $1,244,000 from the $517,000 and $1,008,000 experienced during the three and six months ending June 30, 1999. When comparing the results of the three and six months ending June 30, 2000 to three and six months ending June 30, 1999, premises and occupancy expenses increased $29,000 and $105,000 or 7% and 15%, professional fees decreased by $28,000 and $198,000 or 8% and 29%, marketing expenses increased by $50,000 and $112,000 or 27% and 32%, supplies expense increased by $33,000 and $21,000 or 22% and 7%, and other expenses decreased by $24,000 and $24,000 or 3% and 1%. The salary expense increases were primarily the result of increased staffing levels and normal salary progression. Increased equipment expenses were primarily the result of increased spending on technology and processing equipment. Increased spending on premises and occupancy is primarily related to increased spending on branch office maintenance and repair. Decreased professional fees were primarily the result of decreased use of outside consulting firms. Increased marketing expenses were primarily the result of increased media spending on network and cable television advertising. Increased supplies expense was primarily the result of increased use of supplies in supporting increased loan and deposit volumes.

         PROVISION FOR INCOME TAXES. The Company recorded an increase of $292,000 and $286,000 in the income tax provision to $741,000 and $1,397,000 for the three and six months ended June 30, 2000 compared to the $449,000 and $1,111,000 recorded for the same periods in 1999. For the three and six months ended June 30, 2000, the Company experienced an effective tax rate of 29% and 30% compared to 27% and 32% recorded for the same periods in 1999. The increase in income taxes during the three and six months ending June 30, 2000 as compared to the same period in 1999 is primarily related to an overall increase in pretax earnings. The increase in effective tax rates during the three months ending June 30, 2000 as compared to the same period in 1999 is primarily related to an increased level of taxable income, primarily net interest income, without a corresponding increase in nontaxable income and tax credits. The primary source of nontaxable income during the three and six months ending June 30, 2000 and 1999 was interest generated from investments in bank qualified municipal securities. The primary source of tax credits during these same periods was tax credits derived from investments in housing tax credit limited partnerships. These partnership investments allow the Company to utilize federal and state housing credits obtained from investments in low-income affordable housing projects. The Company had investments in these partnerships of $5,800,000 as of June 30, 2000 and 1999 which generated estimated tax credits of $105,000 and $245,000 for the three and six months ended June 30, 2000 compared with $95,000 and $225,000 for the same periods in 1999.

INTEREST RATE RISK MANAGEMENT

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

         The following tables set forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2000, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.


                                                                          At June 30, 2000
                                           ---------------------------------------------------------------------------------
                                                          After 3       After 1
                                                            But        Year But
                                            Within        Within        Within          After        Noninterest-
                                           3 Months      12 Months      5 Years        5 Years         Bearing       Total
                                           --------      ---------      -------        -------         -------       -----
                                                                            (In thousands)
ASSETS
Time deposits at other banks                  $  350     $      -       $       -      $       -       $      -     $    350
Federal funds sold                            16,880            -               -              -              -       16,880
Investment securities                          5,589        7,590          69,182         92,849          2,311      177,521
Loans                                        168,993       50,256         102,464         46,788              -      368,501
                                           ---------     --------       ---------      ---------       --------     --------
Total earning assets                         191,812       57,846         171,646        139,637          2,311      563,252
Noninterest-earning assets and
   allowances for loan losses                                   -               -              -         64,295       64,295
                                           ---------     --------       ---------      ---------       --------     --------
Total assets                               $ 191,812     $ 57,846       $ 171,646      $ 139,637       $ 66,606     $627,547

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Demand deposits                            $       -     $      -       $       -      $       -       $ 87,487     $ 87,487
Savings, money market and NOW deposits       260,621            -               -              -              -      260,621
Time deposits                                 53,290      114,564          32,016              -              -      199,870
Other interest-bearing liabilities             9,500       14,600               -          3,182              -       27,282
Other liabilities and shareholders'
   equity                                                       -               -              -         52,287       52,287
                                           ---------     --------       ---------      ---------       --------     --------
Total liabilities and shareholders'
   equity                                    323,411      129,164          32,016          3,182        139,774      627,547

Incremental gap                             (131,599)     (71,318)        139,630        136,455         73,168            -

Cumulative gap                              (131,599)    (202,917)        (63,287)        73,168              -            -

Cumulative gap as a % of earning
    assets                                    (23.36)%   (202,917)%       (63,287)%      (73,168)%            -            -



    The Company was liability-sensitive with a negative cumulative one-year gap of $202,917,000 or (36.03)% of interest-earning assets at June 30, 2000. In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

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

         In order to manage interest rate sensitivity, the Company utilizes a detailed model to expected change in net interest income. The model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's net interest income. Based upon the June 30, 2000 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the market interest rates of 2%, this model estimates the Company's cumulative change in net interest income over the next year would decrease by approximately $763,000 or 3% of annualized net interest income. No assurance can be given that the actual net interest income would not decrease by more than $763,000 or 3% in response to a 2% increase in market interest rates or that actual net interest income would not decrease substantially if market interest rates increased by more than 2%.

FINANCIAL CONDITION

          Total assets at June 30, 2000 were $627,547,000, an increase of $63,997,000 or 11% compared with total assets of $563,550,000 at December 31, 1999. Net loans were $361,576,000 at June 30, 2000, an increase of $36,850,000 or 11% compared with net loans of $324,726,000 at December 31, 1999. Deposits were $547,978,000 at June 30, 2000, an increase of $53,077,000 or 11% compared with deposits of $494,901,000 at December 31, 1999. Brokered deposits totaled $8,366,000 and $12,000,000 as of June 30, 2000 and December 31, 1999. The
increase in total assets of the Company from December 31, 1999 to June 30, 2000 was primarily the result of increased deposit gathering efforts in gathering retail deposits and the introduction of a brokered certificate of deposit program. During the second quarter of 2000, maturities that occurred within the investment portfolio and new deposit monies received were primarily used to fund loan growth. All short term borrowings were secured by a portion of the Company's investment portfolio

         Total shareholders' equity was $46,876,000 at June 30, 2000, an increase of $3,199,000 or 7% from $43,677,000 at December 31, 1999. The growth in shareholders' equity between June 30, 2000 and December 31, 1999 was primarily achieved through the retention of accumulated earnings.

INVESTMENT PORTFOLIO. The following table sets forth the carrying amount (fair value) of available for sale investment securities as of June 30, 2000 and December 31, 1999.


                                                         June 30,          December 31,
                                                           2000                1999
                                                        -------------------------------
(In thousands)
AVAILABLE FOR SALE SECURITIES:
U.S. Treasury and U.S. government agencies              $  31,518            $  16,756
State and political subdivisions                           23,649               23,371
Mortgage-backed securities                                 48,014               43,723
Collateralized mortgage obligations                        30,540               20,341
Corporate debt securities                                   9,614                9,660
Other securities                                            2,311                3,963
                                                        ---------            ---------
Carrying amount and fair value                          $ 145,646            $ 117,814
                                                        =========            =========


         The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at June 30, 2000 and December 31, 1999:


                                                       June 30,            December 31,
(In thousands)                                           2000                  1999
                                                       -------------------------------
HELD TO MATURITY SECURITIES:
U.S. Treasury and U.S. government agency               $       -             $   1,004
State and political subdivisions                           4,382                 4,389
Mortgage-backed securities                                23,050                24,161
Collateralized mortgage obligations                        4,443                     -
                                                       ---------             ---------
Carrying amount (amortized cost)                       $  31,875             $  29,554
                                                       =========             =========

Fair value                                             $  31,144             $  28,675
                                                       =========             =========


         The following table sets forth the maturities of the Company's investment securities at June 30, 2000 and the weighted average yields of such securities based on cost and the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.


                                                                            At June 30, 2000
                                       -------------------------------------------------------------------------------------------
                                        Within One Year    One To 5 Years      Five To Ten Years      Over Ten Years       Total
                                         Amount   Yield    Amount      Yield   Amount      Yield     Amount      Yield     Amount
(In thousands)
Available for Sale Securities:
Treasury and U.S. Government agency     $    -        -%  $ 29,978      6.59%  $     -        -%    $  1,540      7.02%   $ 31,518
State and political                        504     7.65          -         -     5,130      4.37      18,015      4.44      23,649
Mortgage-backed securities                   -                 978      6.54       609      7.53      46,427      6.72      48,014
Collateralized mortgage obligations         32     5.13      9,840      7.15     7,693      6.72      12,975      7.34      30,540
Corporate debt securities                  980     6.09      3,123      6.38         -         -       5,511      7.72       9,614
Equity Securities                            -        -          -         -         -         -       2,311         -       2,311
                                       -------------------------------------------------------------------------------------------
Carrying amount and fair value           1,516     6.59     43,919      6.70    13,432      5.86      86,779      6.23     145,646
                                       -------------------------------------------------------------------------------------------

Held to maturity securities:
State and political                                                                                    4,382      5.14       4,382
Mortgage-backed securities                   -        -           -        -         -         -      23,050      7.25      23,050
                                       -------------------------------------------------------------------------------------------

Collateralized Mortgage Obligations          -        -       4,443     7.91         -         -           -         -       4,443
                                       -------------------------------------------------------------------------------------------

Carrying amount (amortized cost)             -        -       4,443     7.91         -         -      27,432      6.91      31,875
                                       -------------------------------------------------------------------------------------------

Total securities                      $  1,516     6.59%   $ 48,362     6.81%  $13,432      5.86%   $114,211      6.39%   $177,521
                                      ========     ====    ========     ====   =======      ====    ========      ====    ========



         In the above table, mortgage-backed securities and collateralized mortgage obligations are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules. The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio at the dates indicated.


                                                       At June 30,                    At December 31,
       (In thousands)                                     2000                             1999
                                              ------------------------------------------------------------------
                                                                 Percent                           Percent
       Loan Categories:                        Dollar Amount     of Loans     Dollar Amount        of Loans
                                               -------------     --------     -------------        --------
       Commercial                                $   71,902         16 %          $  53,932             16 %
       Agricultural                                  77,958         18               58,247             17
       Real estate construction                      10,412          5               11,926              4
       Real estate mortgage                         119,315         34              120,978             37
       Consumer                                      88,914         27               86,185             26
                                                 ----------        ---            ---------            ---
       Total                                        368,501        100 %            331,268            100 %
                                                 ----------        ===            ---------            ===
       Less allowance for loan losses                (6,925)                         (6,542)
                                                 ----------                       ---------

       Net loans                                 $  361,576                       $ 324,726
                                                 ==========                       =========


         The following table shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at June 30, 2000:


                                                                                     At June 30, 2000
                                                             ------------------------------------------------------------------
                                                                                 After 1 but
                                                               Within 1 year    within 5 years   After 5 years      Total
                                                             ------------------------------------------------------------------
                                                                                      (In thousands)
         Commercial and agricultural
           Loans with floating interest rates                       $   49,806        $  19,439      $   34,492     $  103,737
           Loans with fixed interest rates                               7,070           16,057          22,996         46,123
                                                                    ----------        ---------      ----------     ----------
               Subtotal                                                 56,876           35,496          57,488        149,860
         Real estate construction
           Loans with floating interest rates                            3,688              340           5,032          9,060
           Loans with fixed interest rates                                 675                -             677          1,352
                                                                    ----------        ---------      ----------     ----------
               Subtotal                                                  4,363              340           5,709         10,412
         Real estate mortgage
           Loans with floating interest rates                            4,734           21,971          52,454         79,159
           Loans with fixed interest rates                               7,098            2,308          30,750         40,156
                                                                    ----------        ---------      ----------     ----------
               Subtotal                                                 11,832           24,279          83,204        119,315
         Consumer Installment
           Loans with floating interest rates                              391           72,365           2,304         75,060
           Loans with fixed interest rates                               4,107            1,032           8,715         13,854
                                                                    ----------        ---------      ----------     ----------
               Subtotal                                                  4,498           73,397          11,019         88,914
                                                                    ----------        ---------      ----------     ----------

               Total                                                $   77,569        $ 133,512      $  157,420     $  368,501
                                                                    ==========        =========      ==========     ==========


         OFF-BALANCE SHEET COMMITMENTS. The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.


                                                     June 30,           December 31,
                                                      2000                 1999
                                                      ----                 ----
                                                            (In thousands)
                  Letters of credit                 $   1,227             $   2,674
                  Commitments to extend credit        118,652               101,847
                                                    ---------             ---------
                  Total                             $ 119,879             $ 104,521
                                                    =========             =========


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


                                                   At June 30,                At December 31,
                                                     2000                           1999
                                                     ----                           ----
                                                               (In thousands)
Cash surrender value of life insurance              $5,944                         $5,792
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

         The following table summarizes nonperforming assets of the Company at June 30, 2000 and December 31, 1999:


                                                               June 30,  December 31,
                                                                2000         1999
                                                                ----         ----
                                                                 (In thousands)
             Nonaccrual loans                                  $ 1,578     $ 1,984
             Accruing loans past due 90 days or more                27           6
                                                               -------     -------
               Total nonperforming loans                         1,605       1,990
             Other real estate owned                               247         247
                                                               -------     -------
               Total nonperforming assets                      $ 1,852     $ 2,237
                                                               =======     =======

             Nonperforming assets:
               To total loans                                     .50%         .60%
               To total assets                                    .30%         .40%


         The amount of gross interest income that would have been recorded in the periods then ended if the loans had been current in accordance with the original terms and had been outstanding throughout the period, or since origination, if held for part of the period, was $65,000 for the six month period ending June 30, 2000 and $143,000 for the twelve month period ending December 31, 1999. The amount of interest income on these loans that was included in net income was $14,000 for the six months ending June 30, 2000 and $126,000 for the twelve months ending December 31, 2000.

         At June 30, 2000, nonperforming assets represented .30% of total assets, a decrease of .10% of total assets compared to the .40% at December 31, 1999. Nonperforming loans represented .50% of total loans at June 30, 2000, an decrease of .10% of total loans compared to the .60% at December 31, 1999.

Nonperforming loans that were secured by first deeds of trust on real property were $0 at June 30, 2000 and $623,000 at December 31, 1999. Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

         The decrease in nonperforming loans and nonperforming assets as of June 30, 2000 compared with their levels as of December 31, 1999, was due primarily to a decrease in non performing agricultural and commercial loans.

         As of June 30, 2000, the Company had $247,000 in two property acquired through foreclosure. The properties are carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. No assurance can be given that the Company will sell such property during 2000 or at any time or the amount for which such property might be sold.

         In addition to property acquired through foreclosure, the Company had an investment in one land parcel through its real estate subsidiary MAID, which was sold during the second quarter of 2000 for $381,000. The property had been written down to a basis of $0 in 1995.

         Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At June 30, 2000 and December 31, 1999, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at June 30, 2000 were $1,605,000, on account of which the Company had made provisions to the allowance for loan losses of $386,000.

         Except for loans that are disclosed above, there were no assets as of June 30, 2000, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

ALLOWANCE FOR LOAN LOSSES

         The following table summarizes the loan loss experience of the Company for the six months ended June 30, 2000 and 1999, and the year ended December 31, 1999:


                                                         June 30,                     December 31,
                                                 2000                1999                 1999
                                                 ----                ----                 ----
                                                                  In thousands
  ALLOWANCE FOR LOAN LOSSES:
  Balance at beginning of period                  $  6,542          $   4,775              $  4,775
                                                  --------          ---------              --------
  Provision for loan losses                          1,531              1,100                 2,659
  Charge-offs:
    Commercial and  agricultural                       416                173                   531
    Real estate construction                             -                  -                     -
    Consumer                                           935                531                 1,323
                                                  --------          ---------              --------
      Total charge-offs                              1,351                704                 1,854
                                                  --------          ---------              --------
  Recoveries
    Commercial and agricultural                         41                548                   715
    Real estate-mortgage                                 -                  -                     -
    Consumer                                           162                170                   247
                                                  --------          ---------              --------
      Total recoveries                                 203                718                   962
  Net (recoveries) charge-offs                       1,148                (14)                  892
                                                  --------          ---------              --------
  Balance at end of period                        $  6,925          $   5,889              $  6,542
                                                  ========          =========              ========

  Loans outstanding at period-end                $ 368,501          $ 306,794             $ 331,268
                                                 =========          =========             =========
  Average loans outstanding                      $ 346,003          $ 284,727             $ 303,463
                                                 =========          =========             =========


  Net charge-offs to average loans                     .33 %              .00 %                0.29 %
  Allowance for loan losses
      To total loans                                  1.88 %             1.92 %                1.97 %
      To nonperforming assets                       373.88 %           191.51 %              292.45 %


         The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing economic conditions. In determining the adequacy of the allowance for loan losses, management takes into consideration growth trends in the portfolio, examination of financial institution supervisory authorities, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment and internal and external credit reviews. In addition, the risks management considers vary depending on the nature of the loan. The normal risks considered by management with respect to agricultural loans include the fluctuating value of the collateral, changes in weather conditions and the availability of adequate water resources in the Company's local market area. The normal risks considered by management with respect to real estate construction loans include fluctuation in real estate values, the demand for improved commercial and industrial properties and housing, the availability of permanent financing in the Company's market area and borrowers' ability to obtain permanent financing. The normal risks considered by management with respect to real estate mortgage loans include fluctuations in the value of real estate. Additionally, the Company relies on data obtained through independent appraisals for significant properties to determine loss exposure on nonperforming loans.

         The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged-off. The Company recorded provisions for loan losses for the three and six months ended June 30, 2000 of $768,000 and $1,531,000 compared with $593,000 and
$1,100,000 for the same periods during 1999. The increase in loan loss provisions in 2000 compared to 1999 is primarily due to loan portfolio and a moderate increase in the level of charge-offs.

         The Company's charge-offs, net of recoveries, were $1,148,000 for the six months ended June 30, 2000 compared with a net recovery of $14,000 for the same six months in 1999. The increase in net charge-offs during the first six months of 2000 was primarily due to growth within the loan portfolio.

         As of June 30, 2000, the allowance for loan losses was $6,925,000 or 1.88% of total loans outstanding, compared with $6,542,000 or 1.97% of total loans outstanding as of December 31, 1999. During the second quarter of 2000, the allowance for loan loss increased $133,000 or 2% compared to December 31, 1999 levels.

         The Company uses a method developed by management determining the appropriate level of its allowance for loan losses. This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Company's loan grading and classification system. The Company grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Company's audit committee. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. General reserves are applied to various categories of loans at percentages ranging up to 1.8% based on the Company's assessment of credit risks for each category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or "Special Mention" carry a risk factor from 1.0% to 2.0%; (ii) "Substandard" loans carry a risk factor from 15% to 40% depending on collateral securing the loan, if any;
(iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. In addition, a portion of the allowance is specially allocated to identified problem credits. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

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

         The following table summarizes a breakdown of the allowance for loan losses by loan category and the allocation in each category as a percentage of total loan allowance at the dates indicated:


                                        June 30,                December 31,
                                          2000                      1999
                                   -------------------     --------------------
                                               Amount                   Amount
                                              To Total                 To total
                                              Loans in                 Loans in
                                   Amount     Category     Amount      Category
                                   ------     --------     ------      --------
                                                   (In thousands)
 Commercial and agricultural       $  3,542       34 %     $  3,365         33 %
 Real estate- construction              363        5            358          4
 Real estate- mortgage                1,916       34          1,815         37
 Installment                          1,104       27          1,004         26
                                   --------   --------     --------     --------
 Total                             $  6,925      100 %     $  6,542        100 %
                                   ========   ========     ========     ========


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

         California is a region that also experiences flooding. The Company is not aware of any material adverse effects to the collateral position of the Company as a result of flooding, but no assurance can be given that future flooding will not have an adverse impact on the Company and its borrowers and depositors.

         LIQUIDITY. In order to maintain adequate liquidity, the Company must have sufficient resources available at all times to meet its cash flow requirements. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. The Company may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity. The Holding Company's primary source of liquidity is from dividends received from the Bank. Dividends from the Bank are subject to certain regulatory limitations.

         The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $192,024,000 and $168,886,000 on June 30, 2000 and December 31, 1999, respectively, and constituted 31%, and 30%, respectively, of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $137,424,000 at June 30, 2000 compared with $105,008,000 at December 31, 1999.

         Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $82,645,000 of which $24,100,000 was outstanding as of June 30, 2000 and $12,600,000 was outstanding as of December 31, 1999. Funds used to reduce outstanding short term borrowings during the second quarter of 1999 were obtained from maturities and curtailments that occurred within the investment portfolio and deposit gathering efforts. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

         CAPITAL RESOURCES.Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the company has been internaly generated capital through retained earnings. The Company's shareholder equity increased by $3,199,000 or 6% from December 31, 2000 to June 30, 2000.

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company's financial statements. Management believes, as of June 30, 2000, that the Company and the Bank met all capital requirements to which they are subject. The Company's leverage capital ratio at June 30, 2000 was 7.56% as compared with 7.50% as of December 31, 1999. The Company's total risk based capital ratio at June 30, 2000 was 10.97% as compared to 11.24% as of December 31, 1999.

         The Company's and Bank's actual capital amounts and ratios met all regulatory requirements as of June 30, 2000 and were summarized as follows:


                                                                                                    To Be Well Capitalized
                                                                                                          Under Prompt
                                                                               For Capital                 Corrective
In thousands                                        Actual                  Adequacy Purposes         Action Provisions:
---------------------------------------------------------------------------------------------------------------------------
Consolidated                                 Amount          Ratio         Amount        Ratio        Amount       Ratio
---------------------------------------------------------------------------------------------------------------------------
As of June 30, 2000
Total capital (to risk weighted assets)         $ 50,946     10.97 %         $ 37,162      8.0  %       $ 46,453   10.0   %
Tier 1 capital (to risk weighted assets)          45,126      9.71             18,581      4.0            27,872    6.0
Leverage ratio*                                   45,126      7.56             23,890      4.0            29,863    5.0

The Bank:
---------------------------------------------------------------------------------------------------------------------------
As of June 30, 2000
Total capital (to risk weighted assets)         $ 48,261     10.50 %         $ 36,762      8.0  %       $ 45,953   10.0   %
Tier 1 capital (to risk weighted assets)          42,502      9.25             18,381      4.0            27,572    6.0
Leverage ratio*                                   42,502      7.18             23,670      4.0            29,587    5.0
===========================================================================================================================


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

         DEPOSITS. Deposits are the Company's primary source of funds. At June 30, 2000, the Company had a deposit mix of 34% in savings deposits, 37% in time deposits, 13% in interest-bearing checking accounts and 16% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

         The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At June 30, 2000, the Company had brokered deposits of $8,366,000.

         Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2000 and December 31, 1999 are summarized as follows:


                                     June 30, 2000       December 31, 1999
                                     -------------       -----------------
                                             (In thousands)
Three months or less                   $32,909                  $ 21,157
Over three to six months                25,661                    20,655
Over six to twelve months               16,885                    16,901
Over twelve months                      11,181                    10,283
                                       -------                  --------
Total                                  $86,636                  $ 68,996
                                       =======                  ========


BORROWED FUNDS
At June 30 2000 and 1999, the Company's borrowed funds consisted of the following:


                                                                        June 30,       December 31,
                                                                         2000              1999
                                                                         ----              ----
     (In Thousands)
     Treasury tax loan, dated June 30, 2000; variable rate
           of 6.25% rate reprices monthly based on changes in the
           federal funds rate; payable July 1, 2000                     $ 9,500          $ 5,000

     FHLB loan, dated February 11, 2000; variable rate of 6.55%;
           rate reprices monthly based on the 1 month
           LIBOR; payable on February 19, 2001                            3,000            2,600

     FHLB loan, dated February 16, 2000; variabe rate of
           6.55%; rate reprices monthly based on the 1 month              3,000                -
           LIBOR; payable on February 16, 2001

     FHLB  loan, dated March 20, 2000; variable rate of 6.54%;
           rate reprices monthly based on the 1 month LIBOR;
           payable on March 20, 2001                                      2,600                -
     FHLB loan, dated February 11, 2000; fixed rate of 6.55%
           payable on February 11, 2005                                   2,000                -
     FHLB loan, dated February 16, 2000; fixed rate of 6.66;
           payable on February 16, 2005                                   2,000            5,000
     FHLB loan, dated March 20, 2000; fixed rate of 6.55%
           payable on March 21, 2005                                      2,000            5,000
     Long-term note from unaffiliated bank dated December 22,
           1997; fixed rate of 7.80%; principal and interest
           payable monthly at $25,047; payments calculated as
           fully amortizing over 25 years with a 10 year call             3,182            3,214
                                                                       --------         --------

     Total                                                             $ 27,282         $ 20,814
                                                                        ========        ========


         The increase in other borrowings during the second quarter of 2000 was primarily due to the implementation of a leveraged investment strategy that used additional FHLB borrowings to fund purchases of investment securities within the Bank's investment portfolio.

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

         The last remaining parcel of land held by MAID was sold on May 3, 2000 for net proceeds less accrued expenses of $381,000 which was recorded as gain on sale of real estate during the second quarter of 2000. There are no plans to invest in new real estate investment properties as of June 30, 2000.

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

         On June 30, 2000, the interest rate position of the Company was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be approximately 1-2% of net interest income when compared to stable rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

(a.) Annual Meeting was held April 11, 2000. The number of shares represented in person or by proxy and constituting a quorum was 3,840,523 which equals 83%.

(b.)     Election of directors                                VOTES FOR
                                                              ---------
         Lloyd H. Ahlem                                       3,622,215
         Dorothy L. Bizzini                                   3,620,492
         Jerry E. Callister                                   3,633,709


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



10.1              Administration Construction Agreement (filed as Exhibit 10.4 of the Company's                 *
                  1995 Form 10K filed with the SEC on or about June 30, 1996).

10.2              Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995 Form 10K filed                 *
                  with the SEC on or about June 30, 1996).

10.3              401 (k) Plan (filed as Exhibit 10.7 of the Company's 1995 Form 10K filed with                 *
                  the SEC on or about June 30, 1996).

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

10.7              Deferred Compensation Agreement between members of the board of directors and                 *
                  Capital Corp of the West (filed as Exhibit 10.7 of the Company's 1999 Form 10K with the SEC on or about March 17, 2000).

10.8              Executive Salary Continuation Agreement between certain members of executive                  *
                  management and Capital Corp of the West (filed as Exhibit 10.8 of the
                  Company's 1999 Form 10K with the SEC on or about March 17, 2000).


   (b)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the second quarter of 2000; however, on July 14, 2000, the Company filed a report on 8-K, dated July 10, 2000 in conjunction with the Company's 1992 Stock Option Plan, 401(k) Profit Sharing Plan, and Employee Stock ownership Plan whereby the Company is authorized to purchase its common stock through open-market transactions.

         * DENOTES DOCUMENTS WHICH HAVE BEEN INCORPORATED BY REFERENCE.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CAPITAL CORP OF THE WEST
                                            (Registrant)


                                            By    /s/   THOMAS T. HAWKER
                                               ---------------------------------
                                                        Thomas T. Hawker
                                                        President and
                                                        Chief Executive Officer

                                            By    /s/   R. DALE MCKINNEY
                                               ---------------------------------
                                                        R. Dale McKinney
                                                        Chief Financial Officer