Form 10-Q
period 2000-09-30
CAPITAL CORP OF THE WEST
filed 2000-11-14
CIK 1004740

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended SEPTEMBER 30, 2000

                                       or

[___] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________


Commission File Number: 0-27384
                       ---------

                            CAPITAL CORP OF THE WEST
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                               77-0405791
               ----------                               ----------
    (State or other jurisdiction of               IRS Employer ID Number
    incorporation or organization)

                         550 WEST MAIN, MERCED, CA 95340
                         -------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (209) 725-2200
                                                       --------------

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

The number of shares outstanding of the registrant's common stock, no par value, as of September 30, 2000 was 4,541,136. No shares of preferred stock, no par value, were outstanding at September 30, 2000.

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



                            Capital Corp of the West
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                      09/30/00          12/31/99
                                                                                      --------          --------
                                                                                        (Dollars in thousands)

                                     ASSETS
         Cash and noninterest-bearing deposits in other banks                         $ 28,841          $ 41,582
         Federal funds sold                                                                  -             8,640
         Time deposits at other financial institutions                                     600               850
         Investment securities available for sale, at fair value                       150,346           117,814
           Investment securities held to maturity at cost, fair value of
           $31,300,000, and $28,675,000 at September 30, 2000 and
           December 31, 1999                                                            31,702            29,554
          Loans, net of allowance for loan losses of  $7,309,000, and
           $6,542,000 at September 30, 2000 and December 31, 1999                      387,671           324,726
         Interest receivable                                                             4,720             3,436
         Premises and equipment, net                                                    12,855            13,163
         Intangible assets                                                               4,475             5,069
         Other assets                                                                   19,233            18,716
                                                                                      --------          --------
             Total assets                                                             $640,443          $563,550
                                                                                      ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
         Deposits
           Noninterest-bearing demand                                                 $ 96,104          $ 87,564
           Negotiable orders of withdrawal                                              76,083            72,788
           Savings                                                                     176,024           164,158
           Time, under $100,000                                                        125,155           101,395
           Time, $100,000 and over                                                      83,134            68,996
                                                                                      --------          --------
             Total deposits                                                            556,500           494,901

         Short term borrowings                                                          24,698            17,600
         Long term borrowings                                                            3,169             3,214
         Accrued interest, taxes and other liabilities                                   6,315             4,158
                                                                                      --------          --------
             Total  liabilities                                                        590,682           519,873

         Preferred stock, no par value; 10,000,000 shares authorized;
            None outstanding
         Common stock, no par value; 20,000,000 shares authorized; 4,541,136 and
           4,496,201 issued & outstanding at September 30, 2000,
           and December 31, 1999                                                        35,808            35,593
         Retained earnings                                                              15,703            10,743
         Accumulated other comprehensive loss, net                                      (1,750)           (2,659)
                                                                                      --------          --------
             Total shareholders' equity                                                 49,761            43,677
                                                                                      --------          --------
             Total liabilities and shareholders' equity                               $640,443          $563,550
                                                                                      ========          ========



                             See accompanying notes

                            Capital Corp of the West
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)


                                                                             For the Three Months       For the Nine Months
                                                                              Ended September 30,         Ended September 30,
                                                                                2000        1999         2000        1999
                                                                             ---------  -----------   ----------   ---------
                                                                              (Dollars in thousands, except per share data)

Interest income:
         Interest and fees on loans                                             $10,178   $   7,881    $ 27,899     $21,898
         Interest on deposits with other financial institutions                      11          45          29          84
         Interest on investments held to maturity:
               Taxable                                                              502         300       1,499         667
               Non-taxable                                                           55          56         167         134
         Interest on investments available for sale:
               Taxable                                                            2,148       1,499       6,025       4,463
               Non-taxable                                                          281         288         852         901
         Interest on federal funds sold                                             124          37         422         340
                                                                               --------  -----------   ----------   ---------
                  Total interest income                                          13,299      10,106      36,893      28,487

Interest expense:
         Interest on negotiable orders of withdrawal                                125         117         370         339
         Interest on savings deposits                                             1,900       1,501       5,187       4,285
         Interest on time deposits, under $100,000                                1,832       1,148       4,627       3,289
         Interest on time deposits, $100,000 and over                             1,368         599       3,594       1,696
         Interest on other borrowings                                               367         193       1,159         423
                                                                               --------  -----------   ----------   ---------
         Total interest expense                                                   5,592       3,558      14,937      10,032

Net interest income                                                               7,707       6,548      21,956      18,455
Provision for loan losses                                                           792         672       2,323       1,772
                                                                               --------  -----------   ----------   ---------
Net interest income after provision for loan losses                               6,915       5,876      19,633      16,683

Other income:
         Service charges on deposit accounts                                        921         846       2,605       2,383
         Income from real estate held for sale                                       --          --         381         250
         Other                                                                      419         361       1,145       1,177
                                                                               --------  -----------   ----------   ---------
                  Total other income                                              1,340       1,207       4,131       3,810

Other Expenses:
         Salaries and related benefits                                            2,969       2,545       8,190       7,163
         Premises and occupancy                                                     431         418       1,259       1,141
         Equipment                                                                  618         539       1,862       1,547
         Professional fees                                                          307         228         802         921
         Marketing                                                                  214         188         678         540
         Goodwill and intangible amortization                                       198         198         594         594
         Supplies                                                                   160         126         474         419
         Other                                                                      991       1,053       2,827       2,913
                                                                                -------       -----   ------------    -----
Total other expenses                                                              5,888       5,295      16,686      15,238

Income before income taxes                                                        2,367       1,788       7,078       5,255
Provision for income taxes                                                          721         492       2,118       1,603
                                                                               --------  -----------   ----------   ---------
Net income                                                                      $ 1,646   $   1,296     $ 4,960     $ 3,652
Comprehensive Income:
Unrealized gain (loss) on securities arising during the period, net               1,173        (547)        909      (2,071)
Less: reclassification adjustment for losses included in net income, net             --         (93)         --         (72)
                                                                               --------  -----------   ----------   ---------
Comprehensive income, net                                                       $ 2,819   $     656    $  5,869     $ 1,509
                                                                                =======  ===========   ==========   =========

Basic earnings per share                                                        $  0.36   $    0.28    $   1.10     $  0.80

Diluted earnings per share                                                      $  0.35   $    0.28    $   1.07     $  0.77

-------------------------------------------------------------------------------------------------------------------------------
                             See accompanying notes


                            Capital Corp of the West
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

(Amounts in thousands except number of shares)


                                          Common Stock                         Accumulated
                                    -------------------------                     other
                                      Number of                  Retained      comprehensive
                                       shares       Amounts      earnings       loss, net          Total
                                    ------------  -----------  -----------  -----------------  -------------


Balance, December 31, 1999            4,496,201     $ 35,593     $ 10,743          $  (2,659)     $ 43,677

Exercise of stock options                44,935          215           --                 --           215

Net change in fair market value
  of  investment securities, net of
  tax effect of  $(182)                      --           --           --                909           909

Net income                                   --           --        4,960                 --         4,960
                                      ---------      -------     --------         ----------      --------
Balance, September 30, 2000           4,541,136      $35,808     $ 15,703         $  ( 1,750)     $ 49,761
                                      =========      =======     ========         ==========      ========






                             See accompanying notes

                            Capital Corp of the West
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                 9 months ended        9 months ended
                                                                                     09/30/00             09/30/99
                                                                              -----------------       ---------------
                                                                                      (Dollars in thousands)


OPERATING ACTIVITIES:
Net income                                                                           $    4,960           $    3,652
         Adjustments to reconcile net income to net cash provided by operating activities:
                  Provision for loan losses                                               2,323                1,772
                  Depreciation, amortization and accretion, net                           1,713                2,185
                  Gain on sale of real estate held for sale                                 381                  250
                  Gain on sale of premises and equipment                                      -                   10
         Net increase in interest receivable & other assets                              (2,812)              (3,808)
         Net decrease (increase) in deferred loan fees                                      100                 (690)
         Net increase in accrued interest payable & other liabilities                     2,209                1,880
                                                                              -----------------       ---------------
Net cash provided by operating activities                                                 8,874                5,251

INVESTING ACTIVITIES:
         Investment security purchases                                                  (44,931)             (47,591)
         Proceeds from maturities of investment securities                                9,941               26,160
         Proceeds from sales of AFS investment securities                                 1,725               21,351
         Net decrease (increase) in time deposits in other financial                        250               (6,601)
         institutions
         Proceeds from sales of commercial and real estate loans                          2,315                  939
         Net increase in loans                                                          (67,609)             (55,396)
         Purchases of premises and equipment                                             (1,142)                (873)
         Proceeds from sales of real estate held for sale                                   381                  250
                                                                              -----------------       ---------------
Net cash used by investing activities                                                   (99,070)             (61,761)

FINANCING ACTIVITIES:
         Net increase in demand, NOW and savings deposits                                23,648                2,225
         Net increase in certificates of deposit                                         37,899               26,065
         Net increase in other borrowings                                                 7,053               19,864
         Purchase of treasury stock                                                          --               (1,768)
         Exercise of stock options                                                          215                  121
                                                                              -----------------       ---------------
Net cash provided by financing activities                                                68,815               46,507

Net decrease in cash and cash equivalents                                               (21,381)             (10,003)

Cash and cash equivalents at beginning of period                                         50,222               44,896
                                                                              -----------------       ---------------
Cash and cash equivalents at end of period                                           $   28,841           $   34,893
                                                                              =================       ===============

CASH PAID DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
              Interest paid                                                          $   15,031           $    9,559
              Income tax payments                                                         1,895                1,511
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
         Investment securities net unrealized gains (losses); net of tax                    909               (2,143)
         Transfer of securities from available for sale to held to maturity                  --                4,327
         Loans transferred to other real estate owned                                       443                   --



                             See accompanying notes

                            Capital Corp of the West
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)

GENERAL - COMPANY

         Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the "Bank"). During 1998, the Company formed Capital West Group, a subsidiary that engaged in the financial institution advisory business but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income.

         The Company's securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Authorized Preferred Stock. As of September 30, 2000 there were 4,541,136 common shares outstanding, held of record by approximately 2,500 shareholders. There were no preferred shares outstanding at September 30, 2000. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank, and the Bank's subsidiaries, and Capital West Group, unless context otherwise requires.

GENERAL - BANK

         The Bank was organized and commenced operations, in 1977, as County Bank of Merced, a California state banking corporation. In November 1992, the Bank changed its legal name to County Bank. The Bank's securities consist of one class of Common Stock, no par value and are wholly owned by the Company. The Bank's deposits are insured under the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits stated therein. County Bank is a member of the Federal Reserve System.

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

OTHER FINANCIAL NOTES

         All adjustments which in the opinion of Management are necessary for a fair presentation of the Company's financial position at September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and the statements of cash flows for the nine months ended September 30, 2000 and 1999 have been included. The interim results for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1999.

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

    The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and nine month periods ending September 30, 2000 and 1999:


                                                              For the three months                For the nine months
                                                              ended September 30,                 ended September 30,
                                                        ---------------------------------    -------------------------------
  (Dollars in thousands, except per share data)              2000              1999              2000             1999
                                                        ---------------   ---------------    --------------   --------------


  Basic EPS computation:
           Net income                                         $  1,646          $  1,296          $  4,960        $ 3,652
                                                              ========          ========          ========        =======
           Average common shares outstanding                     4,539             4,550             4,524          4,585
                                                              ========          ========          ========        =======
  Basic EPS                                                   $   0.36          $   0.28           $  1.10        $  0.80
                                                              ========          ========           =======        =======
  Diluted EPS Computations:
           Net income                                         $  1,646          $  1,296          $  4,960        $ 3,652
                                                              ========          ========          ========        =======
           Average common shares outstanding                     4,539             4,550             4,524          4,602
           Stock options                                           123               140               123            140
                                                              --------          --------          --------        -------
                                                                 4,662             4,690             4,647          4,725
                                                              ========          ========           =======        =======
  Diluted EPS                                                 $   0.35          $   0.28           $  1.07        $  0.77
                                                              ========          ========           =======        =======




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

RESULTS OF OPERATIONS

         OVERVIEW. For the three and nine months ended September 30, 2000 the Company reported record net income of $1,646,000 and $4,960,000. This compares to $1,296,000 and $3,652,000 for the same periods in 1999 and represents an increase of $350,000 and $1,308,000. Basic and diluted earnings per share were $.36 and $.35 for the three months ended September 30, 2000. This compares to basic and diluted earnings per share of $.28 and $.28 for the three months ended September 30, 1999 and represents an increase of $0.08 per basic and $0.07 per diluted share. The annualized return on average assets was 1.04% and 0.99% for the three months ended September 30, 2000 and 1999, respectively. The Company's annualized return on average equity was 13.67% and 11.92% for the three months ended September 30, 2000 and 1999, respectively.

         The following tables provide a summary of the major categories of income and expense for the third quarter of 2000 compared with the third quarter of 1999 and for the first nine months of 2000 compared with the first nine months of 1999:


                                               Three Months Ended
                                                  September 30,
                                        --------------------------------       Percentage Change
                                              2000             1999                Increase
                                        ---------------   --------------    ------------------------
                                       (Dollars in thousands, except earnings
                                        per share)



Interest income                               $ 13,299         $ 10,106                31.6 %
Interest expense                                 5,592            3,558                57.2
Net interest income                              7,707            6,548                17.7
Provisions for loan losses                         792              672                17.9
Net interest income after provision
         for loan losses                         6,915            5,876                17.7
Other income                                     1,340            1,207                11.0
Other expenses                                   5,888            5,295                11.2
Net income before income taxes                   2,367            1,788                32.4
Income taxes                                       721              492                46.5
Net income                                       1,646            1,296                27.0
Diluted earnings per common share                 0.35             0.28                25.0




                                                    Nine Months
                                                Ended September 30,            Percentage Change
                                                 2000            1999              Increase
                                        ---------------   --------------    ------------------------
                                            (Dollars in thousands, except
                                                 earnings per share)


Interest income                               $ 36,893         $ 28,487                29.5%
Interest expense                                14,937           10,032                48.9
Net interest income                             21,956           18,455                19.0
Provisions for loan losses                       2,323            1,772                31.1
Net interest income after provision
         for loan losses                        19,633           16,683                17.7
Other income                                     4,131            3,810                 8.4
Other expenses                                  16,686           15,238                 9.5
Net income before income taxes                   7,078            5,255                34.7
Income taxes                                     2,118            1,603                32.1
Net income                                       4,960            3,652                35.8
Diluted earnings per common share                 1.07             0.77                39.0


         NET INTEREST INCOME. The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. Net interest income for the three and nine months ended September 30, 2000 totaled $7,707,000 and $21,956,000 and represented an increase of $1,159,000 and $3,501,000 or 17.7% and 19.0% when compared to the $6,548,000 and
$18,455,000 achieved during the three and nine months ended September 30, 1999.

         Total interest and fees on earning assets were $13,299,000 and $36,893,000 for the three and nine months ended September 30, 2000, an increase of $3,193,000 and $8,406,000 or 31.6% and 29.5% from the $10,106,000 and
$28,487,000 for the same period in 1999. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in interest income for the three and nine months ended September 30, 2000 was the result of both an increase in the interest rate earned and the volume of interest-earning assets. Average interest-earning assets for the three and nine months ended September 30, 2000 were $574,465,000 and $541,689,000 compared with $467,085,000 and $450,140,000 for the three and nine months ended September 30, 1999, an increase of $107,380,000 and $91,549,000 or 23.0% and 20.3%. The average interest rate earned on interest-earnings assets during the three and nine months ending September 30, 2000 was 9.26% and 9.08% which is an increase of 61 and 64 basis points or 7.1% and 7.6% from the 8.65% and 8.44% earned during the three and nine months ending September 30, 1999.

         Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $5,592,000 and $14,937,000 for the three and nine months ended September 30, 2000, compared with $3,558,000 and $10,032,000 for the three and nine months ended September 30, 1999, an increase of $2,034,000 and $4,905,000 or 57.2% and 48.9%. This
increase was primarily the result of both an increase in the rates and volumes of interest-bearing liabilities. Average interest-bearing liabilities were $487,234,000 and $464,332,000 for the three and nine months ended September 30, 2000 compared with $398,308,000 and $383,805,000 for the same three and nine months in 1999, an increase of $88,926,000 and $80,527,000 or 22.3% and 21.0%.
Average interest rates paid on interest-bearing liabilities were 4.59% and 4.29% for the three and nine months ending September 30, 2000 compared with 3.57% and 3.49% for the same three and nine months of 1999, an increase of 102 and 80 basis points or 28.6% and 22.9%.

         The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets. Internal growth has been achieved primarily through expanding existing loan and deposit balances within our existing branch network.

         The Company's net interest margin, the ratio of net interest income to average interest-earning assets, was 5.37% and 5.40% for the three and nine months ended September 30, 2000 compared with 5.61% and 5.47% for the same periods in 1999, a decrease of 24 and 7 basis points for the three and nine months ending September 30, 2000 compared to the same period in 1999. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's decrease in net interest margin for the three and nine months ending September 30, 2000 was primarily attributable to the increase in short term market interest rates experienced during the latter part of 1999 and through the first nine months of 2000.

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

            AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS



                                                          Three months ended                    Three months ended
                                                         September 30, 2000                   September 30, 1999
                                                   Average                              Average
                                                   Balance     Interest   Yield/rate    Balance     Interest  Yield/rate
                                                                         (Dollars in thousands)


    Assets
    Federal funds sold                               $  7,910     $  124      6.27 %      $  2,866      $  37      5.16%
    Time deposits at other financial                      603         11      7.30           3,381         45      5.32
       institutions
    Taxable investment securities                     150,688      2,650      7.03         113,383      1,799      6.35
    Nontaxable investment securities (1)               29,517        336      4.55          30,070        344      4.58
    Loans, gross: (2)                                 385,747     10,178     10.55         317,385      7,881      9.93
                                                    ---------     ------     -----         -------     ------     -----
    Total interest-earning assets:                    574,465     13,299      9.26         467,085     10,106      8.65
    Allowance for loan losses                          (7,133)                              (6,048)
    Cash and due from banks                            25,300                               22,682
    Premises and equipment, net                        12,876                               13,042
    Interest receivable and other assets               27,959                               25,145
                                                    ---------                             --------
    Total assets                                    $ 633,467                             $521,906
                                                    =========                             ========

    Liabilities and shareholders' equity

    Negotiable order of withdrawal                   $ 74,116     $  125      0.67 %      $ 68,992     $  117      0.68%
    Savings deposits                                  182,283      1,900      4.17         177,809      1,501      3.38
    Time deposits                                     209,681      3,200      6.10         139,721      1,747      5.00
    Other borrowings                                   21,154                 6.94          11,786        193      6.55
                                                    ---------     ------     -----         -------     ------     -----
    Total interest-bearing liabilities                487,234      5,592      4.59         398,308      3,558      3.57

    Noninterest-bearing deposits                       92,154                               75,964
    Accrued interest, taxes and other liabilities       5,925                                4,135
                                                    ---------                               ------
       Total liabilities                              585,313                              478,407

    Total shareholders' equity                         48,154                               43,499
                                                    ---------                               ------
    Total liabilities and shareholders' equity      $ 633,467                            $ 521,906
                                                    =========                            =========

    Net interest income and margin (3)                           $ 7,707      5.37%                   $ 6,548      5.61%
                                                                 =======      ====                    =======      ====


(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.

(2) Amount of interest earned includes loan fees of $214,000 and $53,000 for September 30, 2000 and 1999 respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

         The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the nine month periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.


                                                      Nine months ended             Nine months ended
                                                     September 30, 2000             September 30, 1999
                                             Average                          Average
                                             Balance   Interest  Yield/rate   Balance       Interest   Yield/rate
                                                                      (Dollars in thousands)


  Assets
  Federal funds sold                             $ 8,996    $  422      6.25%         $  9,503      $  340       4.77%
  Time deposits at other financial                   668        29      5.79             2,095          84       5.35
     institutions
  Taxable investment securities                  143,000     7,524      7.02           112,711       5,130       6.07
  Nontaxable investment securities (1)            29,677     1,019      4.58            30,099       1,035       4.58
  Loans, gross: (2)                              359,348    27,899     10.35           295,732      21,898       9.87
                                                --------    ------     -----          --------      ------       ----
  Total interest-earning assets:                 541,689    36,893      9.08           450,140      28,487       8.44
  Allowance for loan losses                       (6,887)                               (5,769)
  Cash and due from banks                         23,658                                21,168
  Premises and equipment, net                     13,042                                13,141
  Interest receivable and other assets            27,704                                24,285
                                                --------                              --------
  Total assets                                  $599,206                              $502,965
                                                ========                              ========

  Liabilities and shareholders' equity
  Negotiable order of withdrawal                $ 73,297    $  370      0.67%         $ 67,350      $  339       0.67%
  Savings deposits                               176,905     5,187      3.91           175,363       4,285       3.26
  Time deposits                                  191,031     8,221      5.74           133,431       4,985       4.98
  Other borrowings                                23,099     1,159      6.69             7,661         423       7.36
                                                --------    ------     -----          --------      ------       ----

  Total interest-bearing liabilities             464,332    14,937      4.29           383,805      10,032       3.49

  Noninterest-bearing deposits                    83,889                                71,717
  Accrued interest, taxes and other
     liabilities                                   4,990                                 3,899
                                                --------                              --------
     Total liabilities                           553,211                               459,421

  Total shareholders' equity                      45,995                                43,544
                                                --------                              --------
  Total liabilities and shareholders' equity    $599,206                              $502,965
                                                ========                              ========

  Net interest income and margin (3)                       $21,956      5.40%                     $ 18,455       5.47%
                                                           =======      ====                      ========       ====



(1) Interest on nontaxable securities is not computed on a tax-equivalent basis.
(2) Amount of interest earned includes loan fees of $540,000 and $329,000 for September 30, 2000 and 1999 respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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


                                                    Three Months Ended
                                        Sept. 30, 2000 compared to Sept. 30, 1999
                                         ----------------------------------------
                                            Volume         Rate          Total
                                         ----------- ------------ ---------------
                                                   (Dollars in thousands)


Increase (decrease) in interest income:
Federal funds sold                            $   21       $   66        $    87
Time deposits at other financial                 (46)          12            (34)
   institutions
Taxable investment securities                    367          484            851
Tax-exempt investment securities                  (4)          (4)            (8)
Loans                                          1,780          517          2,297
                                         ----------- ------------ ---------------
Total                                        $ 2,118      $ 1,075       $  3,193
                                         =========== ============ ===============

Increase (decrease) interest expense:
Interest bearing demand                       $    9       $   (1)      $      8
Savings deposits                                  39          360            399
Time deposits                                  1,009          444          1,453
Other borrowings                                 162           12            174
                                         ----------- ------------ ---------------
Total                                       $  1,219      $   815      $   2,034
                                         =========== ============ ===============

Increase in net interest income              $   899      $   260      $   1,159
                                         =========== ============ ===============




                                                     Nine Months Ended
                                        Sept. 30, 2000 compared to Sept. 30, 1999
                                         ----------------------------------------
                                            Volume         Rate          Total
                                         ----------- ------------ ---------------
                                                   (Dollars in thousands)


Increase (decrease) in interest income:
Federal funds sold                           $   (19)      $  101        $    82
Time deposits at other financial                 (61)           6            (55)
   institutions
Taxable investment securities                  1,515          879          2,394
Tax-exempt investment securities                 (14)          (2)           (16)
Loans                                          4,897        1,104          6,001
                                         ----------- ------------ ---------------
Total                                       $  6,318      $ 2,088       $  8,406
                                         =========== ============ ===============

Increase (decrease) interest expense:

Interest bearing demand                       $   30       $    1        $    31
Savings deposits                                  38          864            902
Time deposits                                  2,394          842          3,236
Other borrowings                                 778          (42)           736
                                         ----------- ------------ ---------------
Total                                       $  3,240      $ 1,665      $   4,905
                                         =========== ============ ===============

Increase in net interest income             $  3,078       $  423      $   3,501
                                         =========== ============ ===============


         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and nine months ended September 30, 2000 were $792,000 and $2,323,000 which compares with $672,000 and $1,772,000 for the three and nine months ended September 30, 1999. See "Allowance for Loan Losses" contained herein. As of September 30, 2000 the allowance for loan losses was $7,309,000 or 1.85% of total loans. At September 30, 2000, nonperforming assets totaled $2,459,000 or
 .38% of total assets, nonperforming loans totaled $1,912,000 or .48% of total loans and the allowance for loan losses totaled 382% of nonperforming loans. At December 31, 1999, nonperforming assets totaled $2,237,000 or .40% of total loans, nonperforming loans totaled $1,990,000 or .60% of total loans and the allowance for loan losses totaled 328.74% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

         OTHER INCOME. Total other income for the three and nine months ended September 30, 2000 was $1,340,000 and $4,131,000 which is an increase of $133,000 and $321,000 or 11.0% and 8.4% from the $1,207,000 and $3,810,000 realized during the same three and nine month periods in 1999. Service charges on deposit accounts increased by $75,000 and $222,000 or 8.9% and 9.3% to $921,000 and $2,605,000 for the three and nine months ended September 30, 2000 compared with $846,000 and $2,383,000 for the same periods in 1999. Income from the sale of real estate held for sale did not change in the third quarter of 2000 or 1999 and there were no real estate sales during this time period. Income from the sale of real estate totaled $381,000 for the first nine month of 2000, which is an increase of $131,000 or 52.4% from the $250,000 realized during the first nine months of 1999. Other income, which includes commissions earned on the retail sale of securities and annuities, increased by $58,000 or 16.1% for the three month period ended September 30, 2000 to $419,000 which compares to $361,000 recorded in the same period in 1999. During the nine months ending September 30, 2000, other income declined by $32,000 or 2.7% to $1,145,000 from the $1,177,000 recorded during the first nine months of 1999.

         OTHER EXPENSE. Noninterest expenses for the three and nine months ended September 30, 2000 were $5,888,000 and $16,686,000, an increase of $593,000 and
$1,448,000 or 11.2% and 9.5% when compared with the $5,295,000 and $15,238,000 recorded during the three and nine months ended September 30, 1999. The primary components of noninterest expenses were salaries and related benefits, equipment expenses, premises and occupancy expenses, professional fees, marketing expenses, goodwill and intangible amortization expense, supplies expense, and other operating expenses.

         For the three and nine months ended September 30, 2000, salaries and related benefits increased by $424,000 and $1,027,000 or 16.7% and 14.3% over the same period in 1999 to $2,969,000 and $8,190,000. Equipment expenses increased by $79,000 and $315,000 or 14.7% and 20.4% during the three and nine months ended September 30, 2000 to $618,000 and $1,862,000 from the $539,000 and $1,547,000 experienced during the three and nine months ended September 30, 1999. Professional fees increased by $79,000 or 34.6% for the three months ended September 30, 2000 to $307,000 from the $228,000 realized for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the professional fees decreased by $119,000 or 12.9% to $802,000 from the $921,000 recorded for the nine months ended September 30, 1999. When comparing the results of the three and nine months ended September 30, 2000 to three and nine months ended September 30, 1999, premises and occupancy expenses increased $13,000 and $118,000 or 3.1% and 10.3%, marketing expenses increased by $26,000 and $138,000 or 13.8% and 25.6%, supplies expense increased by $34,000 and $55,000 or 27.0% and 13.1%, and other expenses decreased by $62,000 and $86,000 or 5.9% and 3.0%. The salary expense increases were primarily the result of increased staffing levels and normal salary progression. Increased equipment expenses were primarily the result of increased spending on technology and processing equipment. Increased spending on premises and occupancy is primarily related to increased spending on branch office maintenance and repair. Increased professional fees during the three months ended September 30, 2000 when compared to the same period in 1999 were the result of consulting expenses aimed at improving operational efficiencies during the quarter. Decreased professional fees for the nine months ending September 30, 2000 as compared with September 30, 1999 were primarily the result of the decreased use of outside consulting firms during this nine month period. Increased marketing expenses were primarily the result of increased media spending on network and cable television advertising. Increased supplies expense was primarily the result of increased use of supplies in supporting increased loan and deposit volumes.

         PROVISION FOR INCOME TAXES. The Company recorded an increase of $229,000 and $515,000 in the income tax provision to $721,000 and $2,118,000 for the three and nine months ended September 30, 2000 compared to the $492,000 and $1,603,000 recorded for the same periods in 1999. For the three and nine months ended September 30, 2000, the Company experienced an effective tax rate of 30.5% and 29.9% compared to 27.5% and 30.5% recorded for three and nine months ended September 30, 1999. The increase in income taxes during the three and nine months ending September 30, 2000 as compared to the same period in 1999 is primarily related to an overall increase in pretax earnings. The increase in effective tax rates during the three months ended September 30, 2000 as compared to the same period in 1999 is primarily related to an increased level of taxable income, primarily net interest income, without a corresponding increase in nontaxable income and tax credits. The primary source of nontaxable income during the three and nine months ending September 30, 2000 and 1999 was interest generated from investments in bank qualified municipal securities. The primary source of tax credits during these same periods was tax credits derived from investments in housing tax credit limited partnerships. These partnership investments allow the Company to utilize federal and state housing credits obtained from investments in low-income affordable housing projects. The Company had investments in these partnerships of $5,800,000 as of September 30, 2000 and 1999 which generated estimated tax credits of $130,000 and $375,000 for the three and nine months ended September 30, 2000 compared with $105,000 and $330,000 for the same periods in 1999.

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

         The following tables set forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2000, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.


                                                                               September 30, 2000
                                              -------------------------------------------------------------------------------------
                                                                  After 3        After 1
                                                                    But         Year But
                                                    Within         Within        Within        After       Noninterest-
                                                   3 Months      12 Months       5 Years      5 Years         Bearing      TOTAL
                                                   --------      ---------       -------      -------      -------------   -----
                                                                               (Dollars in thousands)

ASSETS
Time deposits at other banks                       $    600      $     --       $     --      $    --      $          --  $    600
Investment securities                                 6,238         6,831         71,374       95,197              2,408   182,048
Loans                                               177,703        54,577        116,033       46,667                 --   394,980
                                                   --------      ---------       -------      -------      -------------   -------
Total earning assets                                184,541        61,408        187,407      141,864              2,408   577,628
Noninterest-earning assets and
  allowances for loan losses                             --             --            --           --             62,815    62,815
                                                   --------      ---------       -------      -------      -------------   -------
Total assets                                       $184,541      $  61,408      $187,407     $141,864      $      65,223  $640,443

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Demand deposits                                    $     --      $      --      $    --      $     --      $      96,104  $ 96,104
Savings, money market and NOW deposits              252,107             --           --            --                 --   252,107
Time deposits                                        32,336        146,445       29,508            --                 --   208,289
Other interest-bearing liabilities                   18,698          6,000           --         3,169                 --    27,867
Other liabilities and shareholders' equity               --             --           --            --             56,076    56,076
Total liabilities and shareholders'
   equity                                           303,141        152,445       29,508         3,169            152,180   640,443
Incremental gap                                    (118,600)       (91,037)     157,899       138,695            (86,957)       --
Cumulative gap                                     (118,600)      (209,637)     (51,738)       86,957                 --        --
Cumulative gap as a % of earning
    assets                                           (20.53)%       (36.29)%      (8.96)%       15.05%                --        --



    The Company was liability-sensitive with a negative cumulative one-year gap of $209,637,000 or (36.29)% of interest-earning assets at September 30, 2000. In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

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

         In order to manage interest rate sensitivity, the Company utilizes a detailed model to project an expected change in net interest income. The model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's net interest income. Based upon the September 30, 2000 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the market interest rates of 2%, this model estimates the Company's cumulative change in net interest income over the next year would decrease by approximately $237,000 or 1% of annualized net interest income. No assurance can be given that the actual net interest income would not decrease by more than $237,000 or 1% in response to a 2% increase in market interest rates or that actual net interest income would not decrease substantially if market interest rates increased by more than 2%.

FINANCIAL CONDITION

          Total assets at September 30, 2000 were $640,443,000, an increase of $76,893,000 or 13.6% compared with total assets of $563,550,000 at December 31, 1999. Net loans were $387,671,000 at September 30, 2000, an increase of $62,945,000 or 19.4% compared with net loans of $324,726,000 at December 31, 1999. Deposits totaled $556,500,000 at September 30, 2000, an increase of $61,599,000 or 12.4% compared with total deposits of $494,901,000 at December 31, 1999. Brokered deposits totaled $1,549,000 and $12,000,000 as of September 30, 2000 and December 31, 1999. The increase in total assets of the Company from December 31, 1999 to September 30, 2000 was primarily the result of increased efforts in gathering retail deposits through the Bank's retail branch network. During the third quarter of 2000, maturities that occurred within the investment portfolio and new deposit monies received were primarily used to fund loan growth. All short term borrowings were secured by a portion of the Company's investment portfolio.

         Total shareholders' equity was $49,761,000 at September 30, 2000, an increase of $6,084,000 or 13.9% from $43,677,000 at December 31, 1999. The growth in shareholders' equity between September 30, 2000 and December 31, 1999 was primarily achieved through the retention of accumulated earnings.

INVESTMENT PORTFOLIO. The following table sets forth the carrying amount (fair value) of available for sale investment securities as of September 30, 2000 and December 31, 1999.


                                                   September 30,         December 31,
                                                      2000                    1999
                                               ----------------------------------------
(Dollars in thousands)
AVAILABLE FOR SALE SECURITIES:
U.S.  Treasury and U.S.  government agencies              $36,553            $  16,756
State and political subdivisions                           23,999               23,371
Mortgage-backed securities                                 48,175               43,723
Collateralized mortgage obligations                        29,657               20,341
Corporate debt securities                                   9,554                9,660
Other securities                                            2,408                3,963
                                               -------------------    ----------------
Carrying amount and fair value                          $ 150,346            $ 117,814
                                               ===================    ================



         The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at September 30, 2000 and December 31, 1999:


                                                   September 30,          December 31,
                                                       2000                 1999
                                                ---------------------------------------

(Dollars in thousands)
HELD TO MATURITY SECURITIES:
Amortized Cost:
U.S. Treasury and U.S. government agency               $      --             $   1,004
State and political subdivisions                           4,379                 4,389
Mortgage-backed securities                                23,309                24,161
Collateralized mortgage obligations                        4,014                    --
                                                       ---------             ---------
Carrying amount (amortized cost)                       $  31,702             $  29,554
                                                       =========             =========

Fair Value:
U.S.  Treasury and U.S. government agency              $      --             $   1,001
State and political subdivisions                           4,311                 4,159
Mortgage-backed securities                                22,929                23,515
Collateralized mortgage obligations                        4,060                    --
Fair value                                             $  31,300             $  28,675
                                                       =========             =========


         The following table sets forth the maturities of the Company's investment securities at September 30, 2000 and the weighted average yields of such securities based on cost and the scheduled maturity of each security. Maturities of mortgage-backed securities are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.


                                                                         September 30, 2000
                                       ----------------------------------------------------------------------------------------
                                        Within One Year    One To 5 Years    Five To Ten Years    Over Ten Years      Total
                                         Amount   Yield    Amount    Yield     Amount    Yield    Amount    Yield     Amount

(Dollars in thousands)
Available for Sale Securities:
Treasury and U.S. Government agency     $    --       --%  $ 30,225    6.62%   $  6,328   7.26%   $   --      --%    $ 36,553
State and political                         500     7.80         --      --       3,436   4.28    20,063    4.44       23,999
Mortgage-backed securities                   12     8.09        950    6.67         551   7.56    46,662    6.72       48,175
Collateralized mortgage obligations          --       --      5,171    7.12       9,020   7.29    15,466    6.53       29,657
Corporate debt securities                   986     6.09      3,149    6.38          --     --     5,419    7.86        9,554
Equity Securities                            --       --         --      --          --     --     2,408      --        2,408
                                       ----------------------------------------------------------------------------------------
Carrying amount and fair value            1,498     6.68     39,495    6.75      19,335   6.75    90,018    6.07      150,346
                                       ----------------------------------------------------------------------------------------

Held to maturity securities:
State and political                                                                                4,379    5.14       4,379
Mortgage-backed securities                   --       --         --      --          --     --    23,309    7.21      23,309
Collateralized Mortgage Obligations          --       --      4,014    7.82          --     --        --      --       4,014
                                       ----------------------------------------------------------------------------------------
Carrying amount (amortized cost)             --       --      4,014    7.82          --     --    27,688    6.88      31,702
                                       ----------------------------------------------------------------------------------------

Total securities                         $  1,498   6.68%  $ 43,509    6.85%   $ 19,335   6.75%  $ 117,706    6.26%   $182,048
                                         ========  =====   ========    =====   ========   =====  =========    =====   ========




         In the above table, mortgage-backed securities and collateralized mortgage obligations are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules. The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio at the dates indicated.


                                                    September 30,                      December 31,
       (Dollars in thousands)                            2000                              1999
                                              ---------------------------    ---------------------------------
                                                               Percent                            Percent
                                               Dollar Amount   of Loans      Dollar Amount        of Loans
                                               -------------   --------      -------------        --------

       Loan Categories:
       Commercial                                 $  93,470        23%           $  53,932             16%
       Agricultural                                  87,207        22               58,247             17
       Real estate construction                      14,851         4               11,926              4
       Real estate mortgage                         113,494        29              120,978             37
       Consumer                                      85,958        22               86,185             26
                                               -------------   --------      -------------        --------
       Total                                        394,980       100%             331,268            100%
                                               -------------   ========      -------------        ========
       Less allowance for loan losses                (7,309)                        (6,542)
                                               -------------                 -------------

       Net loans                                 $  387,671                      $ 324,726
                                               -------------                 -------------



         The following table shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at September 30, 2000:



                                                                                    September 30, 2000
                                                             ------------------------------------------------------------------
                                                                                 After 1 but
                                                               Within 1 year    within 5 years   After 5 years      Total
                                                             ------------------------------------------------------------------
                                                                                  (Dollars in thousands)

         Commercial and agricultural
           Loans with floating interest rates                       $   69,394        $  26,345      $   35,914     $  131,653
           Loans with fixed interest rates                               7,311           19,016          22,697         49,024
                                                                    ----------        ---------      ----------     ----------
               Subtotal                                                 76,705           45,361          58,611        180,677

         Real estate construction
           Loans with floating interest rates                            7,101              252           5,525         12,878
           Loans with fixed interest rates                               1,305               --             668          1,973
                                                                    ----------        ---------      ----------     ----------
               Subtotal                                                  8,406              252           6,193         14,851

         Real estate mortgage
           Loans with floating interest rates                            8,439           14,708          52,482         75,629
           Loans with fixed interest rates                               4,762            1,976          31,127         37,865
                                                                    ----------        ---------      ----------     ----------
               Subtotal                                                 13,201           16,684          83,609        113,494

         Consumer installment
           Loans with floating interest rates                              558              996           8,777         10,331
           Loans with fixed interest rates                               4,185           68,806           2,636         75,627
                                                                    ----------        ---------      ----------     ----------
                  Subtotal                                               4,743           69,802          11,413         85,958
                                                                    ----------        ---------      ----------     ----------

               Total                                                $  103,055       $  132,099       $ 159,826      $ 394,980
                                                                    ==========       ==========       =========      =========



         OFF-BALANCE SHEET COMMITMENTS. The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.


                                           September 30,     December 31,
                                               2000             1999
                                               ----             ----
                                               (Dollars in thousands)


Letters of credit                          $   1,480             $   2,674
Commitments to extend credit                 127,483               101,847
                                           ---------             ---------
Total                                      $ 128,963             $ 104,521
                                           =========             =========



         OTHER INTEREST-EARNING ASSETS. The following table presents other interest-earning for the dates indicated. This item consists of a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. The plan is informally linked with universal life insurance policies for the salary continuation plan. Income from these policies is reflected in noninterest income.



                                                  September 30,                 December 31,
                                                     2000                           1999
                                                     ----                           ----
                                                           (Dollars in thousands)


Cash surrender value of life insurance              $6,009                         $5,792
                                                    ======                         ======



NONPERFORMING ASSETS. Nonperforming assets include nonaccrual loans, loans 90 days or more past due, restructured loans and other real estate owned.

         Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more and still accruing and restructured loans. The Company generally places loans on nonaccrual status and accrued but unpaid interest is reversed against the current year's income when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, is deemed in the process of collection. Interest income on nonaccrual loans is recorded on a cash basis. Payments may be treated as interest income or return of principal depending upon management's analysis of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additional loans not 90 days past due may also be placed on nonaccrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

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

         The following table summarizes nonperforming assets of the Company at September 30, 2000 and December 31, 1999:



                                                              September 30,  December 31,
                                                                  2000          1999
                                                                  ----          ----
                                                                (Dollars in thousands)


             Nonaccrual loans                                      $ 1,896     $ 1,984
             Accruing loans past due 90 days or more                    16           6
                                                                   -------     -------
               Total nonperforming loans                             1,912       1,990
             Other real estate owned                                   547         247
                                                                   -------     -------
               Total nonperforming assets                          $ 2,459     $ 2,237
                                                                   =======     =======

             Nonperforming assets:
               To total loans                                          .62%        .60%
               To total assets                                         .38%        .40%



         The amount of gross interest income that would have been recorded in the periods then ended if the loans had been current in accordance with the original terms and had been outstanding throughout the period, or since origination, if held for part of the period, was $115,000 for the nine month period ended September 30, 2000 and $143,000 for the twelve month period ended December 31, 1999. The amount of interest income on these loans that was included in net income was $18,000 for the nine months ended September 30, 2000 and $126,000 for the twelve months ended December 31, 2000.

         At September 30, 2000, nonperforming assets represented .38% of total assets, a decrease of 2 basis points when compared to the .40% at December 31, 1999. Nonperforming loans represented .62% of total loans at September 30, 2000, an increase of .02% of total loans compared to the .60% at December 31, 1999. Nonperforming loans that were secured by first deeds of trust on real property were

$0 at September 30, 2000 and $623,000 at December 31, 1999. Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

         The decrease in nonperforming loans and increase in nonperforming assets as of September 30, 2000 compared with their levels as of December 31, 1999, was due primarily to a decrease in non performing agricultural and commercial loans, and an increase in properties acquired through foreclosure.

         As of September 30, 2000, the Company had $547,000 in three properties acquired through foreclosure. The properties are carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. No assurance can be given that the Company will sell such property during 2000 or at any time or the amount for which such property might be sold.

         Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At September 30, 2000 and December 31, 1999, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at September 30, 2000 were $1,912,000, on account of which the Company had made provisions to the allowance for loan losses of $459,000.

         Except for loans that are disclosed above, there were no assets as of September 30, 2000, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

ALLOWANCE FOR LOAN LOSSES

         The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999:



                                                    Nine Months Ended              Twelve Months Ended
                                                      September 30,                    December 31,
                                             ---------------------------------    -----------------------
                                                 2000                1999                  1999
                                                 ----                ----                  ----
                                                              Dollars in thousands


  ALLOWANCE FOR LOAN LOSSES:
  Balance at beginning of period                  $  6,542          $   4,775              $  4,775
                                                 ---------          ---------             ---------
  Provision for loan losses                          2,323              1,772                 2,659

  Charge-offs:
    Commercial and  agricultural                       416                518                   531
    Real estate construction                            --                 --                    --
    Consumer                                         1,502                849                 1,323
                                                 ---------          ---------             ---------

     Total charge-offs                               1,918              1,367                 1,854
                                                 ---------          ---------             ---------
  Recoveries
    Commercial and agricultural                        101                576                   715
    Real estate-mortgage                                --                 --                    --
    Consumer                                           261                260                   247
                                                 ---------          ---------             ---------
     Total recoveries                                  362                836                   962
  Net charge-offs                                    1,556                531                   892
                                                 ---------          ---------             ---------
  Balance at end of period                       $   7,309          $   6,016             $   6,542
                                                 =========          =========             =========

  Loans outstanding at end of period             $ 394,980          $ 323,366             $ 331,268
                                                 =========          =========             =========
  Average loans outstanding                      $ 359,348          $ 295,732             $ 303,463
                                                 =========          =========             =========


  Annualized net charge-offs to average
     loans                                             .58%               .24%                 0.29%
  Allowance for loan losses
     To total loans                                   1.85%              1.86%                 1.97%
     To nonperforming loans                         382.27%            181.15%               328.74%
     To nonperforming assets                        297.22%            162.02%               292.45%



         The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing economic conditions. In determining the adequacy of the allowance for loan losses, management takes into consideration growth trends in the portfolio, examination by financial institution supervisory authorities, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment and internal and external credit reviews. In addition, the risks management considers vary depending on the nature of the loan. The normal risks considered by management with respect to agricultural loans include the fluctuating value of the collateral, changes in weather conditions and the availability of adequate water resources in the Company's local market area. The normal risks considered by management with respect to real estate construction loans include fluctuation in real estate values, the demand for improved commercial and industrial properties and housing, the availability of permanent financing in the Company's market area and borrowers' ability to obtain permanent financing. The normal risks considered by management with respect to real estate mortgage loans include fluctuations in the value of real estate. Additionally, the Company relies on data obtained through independent appraisals for significant properties to determine loss exposure on nonperforming loans.

         The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged-off. The Company recorded provisions for loan losses for the three and nine months ended September 30, 2000 of $792,000 and $2,323,000 compared with $672,000 and $1,772,000 for the same periods during 1999. The increase in loan loss provisions in 2000 compared to 1999 is primarily due to loan portfolio and an increase in the level of charge-offs.

         The Company's charge-offs, net of recoveries, were $1,556,000 for the nine months ended September 30, 2000 compared with $531,000 for the same nine months in 1999. The increase in net charge-offs during the first nine months of 2000 was primarily due to growth within the loan portfolio and an increase in the level of charge-offs experienced in the consumer segment of the loan portfolio.

         As of September 30, 2000, the allowance for loan losses was $7,309,000 or 1.85% of total loans outstanding, compared with $6,542,000 or 1.97% of total loans outstanding as of December 31, 1999. During the nine month period ended September 30, 2000, the allowance for loan loss increased $767,000 or 11.7% compared to December 31, 1999 levels. During the three months ended September 30, 2000, the allowance for loan losses increased $384,000 or 5.5% when compared to the June 30, 2000 levels.

         The Company uses a method developed by management in determining the appropriate level of its allowance for loan losses. This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Company's loan grading and classification system. The Company grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Company's audit committee. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

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

         The following table summarizes a breakdown of the allowance for loan losses by loan category and the allocation in each category as a percentage of total loan allowance at the dates indicated:



                                      September 30,             December 31,
                                          2000                      1999
                                      ------------              -----------
                                               Amount                   Amount
                                              To Total                 To total
                                              Loans in                 Loans in
                                   Amount     Category     Amount      Category
                                   ------     --------     ------      --------
                                               (Dollars in thousands)


 Commercial and agricultural         $3,562       45%        $3,365         33%
 Real estate- construction              559        4            358          4
 Real estate- mortgage                2,022       29          1,815         37
 Installment                          1,166       22          1,004         26
                                     ------      ---         ------        ---
 Total                               $7,309      100%        $6,542        100%
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

         The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $179,787,000 and $168,886,000 on September 30, 2000 and December 31, 1999, respectively, and constituted 28%, and 30%, respectively, of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $135,914,000 at September 30, 2000 compared with $105,008,000 at December 31, 1999.

         Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $82,733,000 of which $24,699,000 was outstanding as of September 30, 2000 and $12,600,000 was outstanding as of December 31, 1999. Funds used to reduce outstanding short term borrowings during the second quarter of 1999 were obtained from maturities and curtailments that occurred within the investment portfolio and deposit gathering efforts. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

         CAPITAL RESOURCES. Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the company has been internally generated capital through retained earnings. The Company's shareholder equity increased by $6,084,000 or 13.9% from December 31, 1999 to September 30, 2000.

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company's financial statements. Management believes, as of September 30, 2000, that the Company and the Bank met all capital requirements to which they are subject. The Company's leverage capital ratio at September 30, 2000 was 7.48% as compared with 7.50% as of December 31, 1999. The Company's total risk based capital ratio at September 30, 2000 was 10.89% as compared to 11.24% as of December 31, 1999.

         The Company's and Bank's actual capital amounts and ratios met all regulatory requirements as of September 30, 2000 and were summarized as follows:



                                                                                                             To Be Well Capitalized
                                                                                        For Capital         Under Prompt Corrective
         Dollars in thousands                                Actual                  Adequacy Purposes         Action Provisions:
         --------------------------------------------------------------------------------------------------------------------------
         Consolidated                                 Amount          Ratio         Amount        Ratio        Amount       Ratio
         --------------------------------------------------------------------------------------------------------------------------


         As of September 30, 2000
         Total capital (to risk weighted assets)         $ 53,150     10.89%          $ 39,033      8.0%         $ 48,791   10.0%
         Tier 1 capital (to risk weighted assets)          47,036      9.64             19,516      4.0            29,275    6.0
         Leverage ratio*                                   47,036      7.48             25,160      4.0            31,450    5.0

         The Bank:
         --------------------------------------------------------------------------------------------------------------------------
         As of September 30, 2000
         Total capital (to risk weighted assets)         $ 50,487     10.46%          $ 38,600      8.0%         $ 48,250   10.0%
         Tier 1 capital (to risk weighted assets)          44,440      9.21             19,300      4.0            28,950    6.0
         Leverage ratio*                                   44,440      7.13             24,945      4.0            31,181    5.0
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

         DEPOSITS. Deposits are the Company's primary source of funds. At September 30, 2000, the Company had a deposit mix of 32% in savings deposits, 37% in time deposits, 14% in interest-bearing checking accounts and 17% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

         The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At September 30, 2000, the Company had brokered deposits of $1,549,000.

         Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2000 and December 31, 1999 are summarized as follows:



                                                             September 30, 2000       December 31, 1999
                                                             ------------------       -----------------
                                                                      (Dollars in thousands)

Three months or less                                                $17,226                  $ 21,157
Over three to six months                                             33,376                    20,655
Over six to twelve months                                            21,962                    16,901
Over twelve months                                                   10,570                    10,283
                                                                    -------                  --------
Total                                                               $83,134                  $ 68,996
                                                                    =======                  ========


BORROWED FUNDS
At September 30 2000 and 1999, the Company's borrowed funds consisted of the following:


                                                                                September 30,     December 31,
                                                                                     2000              1999
                                                                                     ----              ----


       (Dollars in Thousands)
       Federal funds purchased, dated September 29,2000; variable rate of 6.66%
          rate reprices daily based on changes in the federal funds rate,
          payable October 2, 2000.                                                 $ 2,525            $  --

       Treasury tax loan, dated September 29, 2000; variable rate of 6.25% rate reprices monthly based on changes in the federal funds rate; payable
          October 2, 2000.                                                           7,573            5,000

     FHLB loan, dated February 11, 2000; variable rate of 6.54%; rate reprices monthly based on the 1 month
        LIBOR; payable on February 12, 2001.                                         3,000            2,600

     FHLB loan, dated February 16, 2000; variable rate of 6.54%; rate reprices
           monthly based on the 1 month LIBOR; payable on February 16, 2001.         3,000               --

     FHLB  loan, dated March 20, 2000; variable rate of 6.53%; rate reprices
           monthly based on the 1 month LIBOR; payable on March 20, 2001             2,600               --

     FHLB loan, dated February 11, 2000; fixed rate of 6.55% payable on
           February 11, 2005                                                         2,000               --

     FHLB loan, dated February 16, 2000; fixed rate of 6.66%; payable on
           February 16, 2005                                                         2,000            5,000

     FHLB loan, dated March 20, 2000; fixed rate of 6.55% payable on
           March 21, 2005                                                            2,000            5,000

     Long-term note from unaffiliated bank dated December 22, 1997; fixed rate of 7.80%; principal and interest payable monthly at $25,047; payments
           calculated as fully amortizing over 25 years with a 10 year call          3,169            3,214
                                                                                  --------         --------
     Total                                                                        $ 27,867         $ 20,814
                                                                                  ========         ========



         The increase in other borrowings during the nine months ending September 30, 2000 was primarily due to the implementation of a leveraged investment strategy that used additional FHLB borrowings to fund purchases of investment securities within the Bank's investment portfolio.

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

         The last remaining parcel of land held by MAID was sold on May 3, 2000 for net proceeds less accrued expenses of $381,000 which was recorded as gain on sale of real estate during the second quarter of 2000. There are no plans to invest in new real estate investment properties as of September 30, 2000.

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

         On September 30, 2000, the interest rate position of the Company was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be approximately 1-2% of net interest income when compared to stable rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

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



    (B)  REPORTS ON FORM 8-K

         There was a report on Form 8-K filed during the third quarter of 2000. On July 14, 2000, the Company filed a report on 8-K, dated July 10, 2000 in conjunction with the Company's 1992 Stock Option Plan, 401(k) Profit Sharing Plan, and Employee Stock ownership Plan whereby the Company is authorized to purchase its common stock through open-market transactions.

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