Form 10-K
period 2000-12-31
CAPITAL CORP OF THE WEST
filed 2001-03-30
CIK 1004740

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended
                  December 31, 2000
                  Commission File Number: 0-27384

[   ]             TRANSITION REPORT PURSUANT TO SECIONT 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From ________  to ________

-------------------------------------------------------------------------------

                            CAPITAL CORP OF THE WEST
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                77-0405791
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

550 WEST MAIN STREET,  MERCED, CALIFORNIA                   95340
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

/X/  Yes     / / No

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $54,348,351 (based on the $13.1875 average of bid and ask prices per common share on March 15, 2001). The number of shares outstanding of the Registrant's common stock, no par value, as of March 15, 2001 was 4,512,862.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III,

Items 10 through 13 and portions of the Annual Report to Shareholders for 2000 are incorporated by reference in Part II, Item 5 through 8.

                                       CAPITAL CORP OF THE WEST
                                          Table of Contents


                                                                             ---------- ----------------------------

                                                                               PAGE              REFERENCE
                                                                             ---------- ----------------------------
                                               PART I
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 1.            BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .         3
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 2.            PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . .       18
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 3.            LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .        20
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . .       20
------------------ ----------------------------------------------------------- -------- ----------------------------
                                     PART II
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 5.            MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                   SECURITY HOLDER MATTERS . . . . . . . . . . . . . . . . .       21   Page 19 of 2000 Annual Report
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 6.            SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . .       21   Page 9 of 2000 Annual Report
------------------ ----------------------------------------------------------- -------- ----------------------------
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . .       21   Pages 10 through 20 of
                   . . . . . . . . . . . . . . . . . . . . . .                          2000 Annual Report
------------------ ----------------------------------------------------------- -------- ----------------------------
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY                               Pages 22 through 44 of
                   DATA . . . . . . . . . . . . . . . . . . . . . . . . . . .      21   2000 Annual Report
------------------ ----------------------------------------------------------- -------- ----------------------------
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . .       21
------------------ ----------------------------------------------------------- -------- ----------------------------
                                    PART III
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE                              Proxy Statement for 2001
                   REGISTRANT. . . . . . . . . . . . . . . . . . . . . . . .       21   Annual Meeting
------------------ ----------------------------------------------------------- -------- ----------------------------
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 11.           EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . .       21   Proxy Statement for 2001
                                                                                        Annual Meeting
------------------ ----------------------------------------------------------- -------- ----------------------------
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                        22   Proxy Statement for 2001
                   OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . .             Annual Meeting
------------------ ----------------------------------------------------------- -------- ----------------------------
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED                                    Proxy Statement for 2001
                   TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . .       22   Annual Meeting
------------------ ----------------------------------------------------------- -------- ----------------------------
                                     PART IV
------------------ ----------------------------------------------------------- -------- ----------------------------
ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                   AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .       22
------------------ ----------------------------------------------------------- -------- ----------------------------
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24


                                       2

                                    PART I

ITEM 1.           BUSINESS

GENERAL DEVELOPMENT OF THE COMPANY

GENERAL

Capital Corp of the West (the "Company" or "Capital Corp") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the "Bank"). During 1999, Town and Country Finance and Thrift (the "Thrift) was merged into County Bank. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. As of December 31, 2000, the Company's securities consist of 4,552,042 shares of Common Stock, no par value, and no shares of Preferred Stock. As of March 15, 2001 there were 4,592,890 common shares outstanding, held by approximately 3,000 shareholders. There were no preferred shares outstanding at March 15, 2001. The Company has one wholly owned inactive nonbank subsidiary, Capital West Group ("CWG") at December 31, 2000. The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID") and County Asset Advisors ("CAA"). CAA is currently inactive. All references herein to the "Company" include the Bank and the Bank's subsidiaries, unless the context otherwise requires.

INFORMATION ABOUT COMMERCIAL BANKING & GENERAL BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is a member of the Federal Reserve System.

INDUSTRY & MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, Stanislaus, Tulare and Tuolomne counties and operates a loan production office in San Francisco. The Bank has sixteen full service branch offices and one loan production office; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Hilmar, Los Banos, Sonora, two offices in Modesto, two offices in Turlock and one office in Visalia. In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa. During 1999, the Bank opened its first office in Fresno, and in 2000 expanded our presence in Fresno by adding an additional office. On January 18, 2001 the Bank opened a loan production office in San Francisco. The Bank's administrative headquarters also provides accommodations for the activities of MAID, the Bank's wholly owned real estate development subsidiary. (See "ITEM 2. PROPERTIES")

COMPETITION

The Company's primary market area consists of Fresno, Madera, Mariposa, Merced, San Francisco, Stanislaus, Tulare, Tuolomne and Stanislaus Counties and nearby communities. The banking business in California generally, and specifically in the Company's primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company or through its correspondent banks. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

Smaller independent financial institutions, savings and loans and credit unions also serve as competition in our service area. At June 30, 2000, the Bank maintained a market share of 32% of total FDIC insured deposits in the County of Merced, California. The Bank's market share of FDIC insured deposits in the counties of Mariposa, Stanislaus, Tuolumne and Madera, California was 37%, 3%, 3% and 2%, respectively.

The Bank's market share of total FDIC insured deposits in the counties of Fresno and Tulare, California were less than 1% of the total FDIC insured deposits in those counties.

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

See also the discussion under "Regulation and Supervision - Financial Services Modernization Legislation."

BANK'S SERVICES AND MARKETS

BANK

The Bank conducts a general commercial banking business including the acceptance of demand (includes interest bearing), savings and time deposits. The Bank also offers commercial, agriculture, real estate, personal, home improvement, home mortgage, automobile, credit card and other installment and term loans. The Bank offers travelers' checks, safe deposit boxes, banking-by-mail, drive-up facilities, 24-hour automated teller machines, and other customary banking services to its customers. The Bank does not operate a trust department nor does it offer these services through a correspondent banking relationship to its customers.

The five general areas in which the Bank has directed its lendable assets are
(i) real estate mortgage loans, (ii) consumer loans, (iii) agricultural loans, (iv) commercial loans, and (v) real estate construction loans. As of December 31, 2000, these five categories accounted for approximately 34%, 21%, 20%, 17% and 8%, respectively, of the Bank's loan portfolio.

In 1994, the Bank organized a department to originate loans within the underwriting standards of the Small Business Administration ("SBA"). The Bank originates packages and subsequently sells these loans in the secondary market and retains servicing rights on these loans.

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

The principal sources of the Bank's revenues are (i) interest and fees on loans, (ii) interest on investment securities (principally U.S. Government securities, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and municipal bonds), and (iii) service charges on deposit accounts. For the year ended December 31, 2000, these sources comprised approximately 69%, 20%, and 6% respectively, of the Bank's total interest and noninterest income.

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

BANK'S REAL ESTATE SUBSIDIARY (MAID)

GENERAL

California state-chartered banks previously were allowed, under state law, to engage in real estate development activities either directly or through investment in a wholly-owned subsidiary. Pursuant to this authorization, the Bank established MAID, its wholly-owned subsidiary, as a California corporation on February 18, 1987. MAID engaged in real estate development activities for approximately seven years.

Federal law now precludes banks from engaging in real estate development. The uncertainty about the effect of the investment in MAID on the results of future operations caused management to recognize a write-down equal to the total investment in MAID in late 1995. At December 31, 2000, MAID held no real estate investments. The last remaining real estate parcel held by MAID was sold during 2000. MAID does not currently intend to purchase or develop any new properties.

EMPLOYEES

As of December 31, 2000, the Company employed a total of 243 full-time equivalent employees. The Company believes that employee relations are excellent.

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

COUNTY BANK

County Bank is a California state-licensed bank. The Bank is a member of the Federal Reserve Bank (FRB) and maintains deposits insured by the Federal Deposit Insurance Corporation (FDIC) and thus is subject to the rules and regulations of the FDIC pertaining to deposit insurance, including deposit insurance assessments. The Bank is subject to regulation and supervision by the FRB and the California Department of Financial Institutions (the "Department" or "DFI"). Applicable federal and state regulations address many aspects of the Bank's business and activities, including investments, loans, borrowings, transactions with affiliates, branching, reporting and other areas. County Bank may acquire other banks or branches of other banks with approval of the FRB, FDIC and the Department. County Bank is subject to examination by both the FRB and the Department.

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

Federal regulation has established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized." Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks. If a bank does not meet the minimum capital requirements set by its regulators, the regulators are compelled to take certain actions, which may include a prohibition on payment of dividends to a parent holding company and requiring adoption of an acceptable plan to restore capital to an acceptable level. Failure to comply will result in further sanctions, which may include orders to raise capital, merge with another institution, restrict transactions with affiliates, limit asset growth or reduce asset size, divest certain investments and /or elect new directors. It is Capital Corp's intention to maintain risk-based capital ratios for itself and for the Bank at above the minimum for the "well capitalized" level (6% Tier 1 risk-based; 10% total risk-based) and to maintain the leverage capital ratio for County Bank above the 5% minimum for "well-capitalized" banks. At December 31, 2000, the Company's leverage, Tier 1 risk-based and total risk-based capital ratios were 7.56%, 9.66% and 10.92%, and the Bank's leverage, Tier 1 risk-based and total risk-based capital ratios were 7.21%, 9.31% and 10.57%. No assurance can be given that the Company or the Bank will be able to maintain capital ratios in the "well capitalized" level in the future.

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

The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups": Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each member institution an annual FDIC assessment rate which, as of the date of this report, varies between 0.0% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). Insured institutions are not permitted to disclose their risk assessment classification.

The cost of carrying bonds issued by the Financing Corporation ("FICO") to cover losses of failed savings associations is allocated equally between BIF-insured institutions and SAIF-- insured institutions. The Bank's premiums during 2001 are being assessed at a rate of $.0196 per $100 of insured deposits.

AUDIT  REQUIREMENTS
All depository institutions are required to have an annual, full-scope on-site examination. Those depository institutions with assets greater than $500 million are required to have annual independent audits, prepare financial statements in accordance with generally accepted accounting principles, and develop a management assertion letter addressing internal controls over financial reporting. Each institution is required to have an independent audit committee comprised entirely of outside directors.


COMMUNITY REINVESTMENT ACT
The Community Reinvestment Act ("CRA") requires each bank to identify the communities served by the bank's offices and to identify the types of credit the bank is prepared to extend within such communities. It also requires the bank's regulators to assess the bank's performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions and other transactions, such as the Branch Acquisition. An unsatisfactory rating may be the basis for denying such an application. The Bank completed a CRA examination as of January 2000, and received a "low satisfactory" rating.

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

         AGENCY AUTHORITY. A bank subsidiary of a bank holding company is authorized to receive deposits, renew time deposits, close loans, service loans and receive payments on loans as an agent for a depository institution affiliate without being deemed a branch of the affiliate. A bank is not permitted to engage, as agent for an affiliate, in any activity as agent that it could not conduct as a principal, or to have an affiliate, as its agent, conduct any activity that it could not conduct directly, under federal or state law.

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act of 1999 (the "Modernization Act"). The Modernization Act repeals two provisions of the Glass-Steagall Act: Section 20, which became effective March 11, 2000 restricts the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in conjunction with the Secretary of the Treasury, determine to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order for the Company to take advantage of the ability provided by the modernization Act to affiliate with other financial service providers, it must become a "Financial Holding Company." To do so, the Company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding companies and certifying that it is eligible to do so because its insured depository institution subsidiary (the
Bank) is well-capitalized and well-managed. In addition, the Federal Reserve must also determine that an insured depository institution subsidiary has at least a "satisfactory" rating under the Community Reinvestment Act. The Company currently meets the requirements for Financial Holding Company status. The Company will continue to monitor its strategic business plan to determine whether, based on market conditions and other factors, the Company wishes to utilize any of its expanded powers provided in the modernization Act.

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

SELECTED STATISTICAL INFORMATION

The following tables on pages 11 through 17 present certain statistical information concerning the business of the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" at ITEM 7, pages 10 through 20 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference, and with the Company's Consolidated Financial Statements and the Notes thereto included in Item 14, pages 22 through 44 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference. The statistical information that follows is generally based on average daily amounts.

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

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                     2000                        1999                      1998
                                          -------------------------------------------------------------------------------
                                          AVERAGE                    AVERAGE                    AVERAGE
(Dollars in thousands)                    BALANCE   INTEREST  RATE   BALANCE   INTEREST  RATE   BALANCE  INTEREST  RATE
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold                         $10,208   $  650   6.37%   $ 9,140   $  443   4.85%   $23,469  $ 1,253   5.34%
Time deposits at other financial               635       39   6.14      2,691      156   5.80      1,040       57   5.48
institutions
Nontaxable investment securities(1)         29,511    1,347   4.56     30,057    1,378   4.58     16,320      797   4.88
Taxable investment securities              145,707   10,209   7.01    114,402    7,129   6.23    121,728    7,348   6.66
Loans, gross (3)                           369,367   38,643  10.46    303,463   30,255   9.97    242,989   25,159  10.35
                                          --------   ------           -------   ------           -------   ------
    Total interest-earning assets          555,428   50,888   9.16    459,753   39,361   8.56    405,546   34,614   8.54
Allowance for loan losses                   (7,121)                    (5,902)                    (4,158)
Cash and noninterest-bearing deposits
    at other banks                          23,753                     24,579                     19,610
Premises and equipment, net                 13,036                     13,146                     13,390
Interest receivable and other assets        27,786                     24,310                     22,084
                                            ------                     ------                     ------
    Total assets                          $612,882                   $515,886                   $456,472
                                          ========                    ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Negotiable orders of withdrawal           $ 74,663      503    .67%   $68,134      458    .67%   $57,602      503    .87%
Savings deposits                           178,279    7,095   3.98    174,301    5,752   3.30    156,956    5,696   3.63
Time deposits                              198,183   11,642   5.87    141,497    7,074   5.00    112,555    6,143   5.46
Other borrowings                            22,456    1,528   6.80     10,772      756   7.02     20,862    1,292   6.19
                                           -------   ------           -------                    -------    -----

     Total interest-bearing liabilities    473,581   20,768   4.39    394,704   14,040   3.56    347,975   13,634   3.92

Noninterest-bearing deposits                86,706                     74,979                     63,243
Accrued interest, taxes and other
liabilities                                  5,787                      3,118                      2,976
                                            ------                    -------                    -------
    Total liabilities                      566,074                    472,801                    414,194

Total shareholders' equity                  46,808                     43,085                     42,278
                                          --------                   --------                   --------
    Total liabilities and shareholders'   $612,882                   $515,886                   $456,472
    equity                                ========                   ========                   ========


NET INTEREST INCOME AND MARGIN (2)                  $30,120   5.42%            $25,321   5.51%            $20,980   5.17%

(1) INTEREST ON MUNICIPAL SECURITIES IS NOT COMPUTED ON TAX-EQUIVALENT BASIS.
(2) NET INTEREST MARGIN IS COMPUTED BY DIVIDING NET INTEREST INCOME BY TOTAL AVERAGE INTEREST-EARNING ASSETS.
(3) INTEREST ON NON-ACCRUAL LOANS IS RECOGNIZED INTO INCOME ON A
 CASH RECEIVED BASIS.

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



(Dollars in thousands)                              2000 COMPARED TO 1999             1999 COMPARED TO 1998
------------------------------------------------------------------------------------------------------------------
                                              --------------------------------------------------------------------
NET INTEREST INCOME VARIANCE ANALYSIS           VOLUME      RATE       TOTAL      VOLUME      RATE       TOTAL
                                              --------------------------------------------------------------------

INCREASE (DECREASE) IN INTEREST INCOME:
     Loans                                    $ 6,835     $1,553    $ 8,388     $ 6,059      $ (963)   $ 5,096
     Taxable investment securities              2,118        962      3,080        (452)        233       (219)
     Nontaxable investment securities             (25)        (6)       (31)        633         (52)       581
     Federal funds sold                            56        151        207        (704)       (106)      (810)
     Time deposit at other institutions          (126)         9       (117)         96           3         99
                                              -------     ------    -------     -------      ------    -------
         Total                                  8,858      2,669     11,527       5,632        (885)     4,747

INCREASE (DECREASE) IN INTEREST EXPENSE:
     Interest-bearing demand deposits              44          1         45          83        (128)       (45)
     Savings deposits                             134      1,209      1,343         598        (542)        56
     Time deposits                              3,179      1,389      4,568       1,480        (549)       931
     Other borrowings                             796        (24)       772        (690)        154       (536)
                                              -------     ------    -------     -------      ------    -------
                                                4,153      2,575      6,728       1,471      (1,065)       406
                                              -------     ------    -------     -------      ------    -------
INCREASE (DECREASE) IN NET INTEREST INCOME    $ 4,705      $  94    $ 4,799     $ 4,161       $ 180    $ 4,341
                                              =======      =====    =======     =======       =====    =======


INVESTMENT PORTFOLIO MATURITIES
The following table sets forth the maturities of debt securities at December 31, 2000 and the weighted average yields of such securities calculated on a book value basis using the weighted average yield within each scheduled maturity grouping. Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.



                              Within One Year  One to Five Years  Five to Ten Years    Over Ten Years
                              --------------------------------------------------------------------------------------
(Dollars in thousands)         Amount  Yield     Amount   Yield    Amount    Yield     Amount   Yield     Total
Available for sale debt
 securities:
U.S. Treasury and U.S.
  government agencies           $   -     -%    $ 25,869  6.79%   $ 10,070   7.17%      $    -     -%      $35,939
State and political
  subdivisions                      -     -            -     -      13,168   4.32       11,002  4.54        24,170
Mortgage-backed securities          7  7.86           31  9.31         432   6.98       53,939  6.73        54,409
Collateralized mortgage
  obligations                       -     -            -     -           -      -       29,015  7.13        29,015
Corporate debt securities       1,008  6.09        3,642  6.50           -      -        5,183  7.92         9,833

Held to maturity debt
  securities:
U.S. Treasury and U.S.
  government agencies               -     -            -     -       4,595   6.70            -     -         4,595
State and political
  subdivisions                      -     -            -     -       1,342   5.13        3,033  5.14         4,375
Mortgage-backed securities          -     -            -     -           -      -       22,736  7.25        22,736
Collateralized mortgage
  obligations                       -     -            -     -           -      -        3,516  7.76         3,516
                              -------  ----     --------  ----    --------   ----     --------  ----      --------
     Total debt securities    $ 1,015  6.10%    $ 29,542  7.00%   $ 29,607   5.73%    $128,424  6.76%     $188,588
                              =======  ====     ========  ====    ========   ====     ========  ====      ========

                                       12

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



                                                                       BY REPRICING INTERVAL
                                         ----------------------------------------------------------------------------------
                                                       After three
                                           Within        months,       After one                  Noninterest-
                                           three         Within       year, within     After        bearing
(Dollars in thousands)                     months       one year       five years    five years      Funds        Total
                                         ----------------------------------------------------------------------------------

ASSETS
Federal funds sold                       $   1,415     $       -      $        -    $        -    $        -    $    1,415
Time deposits at other institutions              -           100               -             -             -           100
Investment securities                        5,736         6,505          37,993       138,354         2,464       191,052
Loans                                      182,296        56,865         116,150        57,353             -       412,664
Noninterest-earning assets and
  allowance for loan losses                      -             -               -             -        77,790        77,790
                                          --------     ---------       ---------     ---------    ----------    ----------
Total assets                             $ 189,447     $  63,470      $  154,143    $  195,707    $   80,254    $  683,021
                                          ========     =========       =========     =========    ==========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                          $       -     $       -      $        -    $       -     $ 107,581     $ 107,581
Savings, money market & NOW deposits                                                                              268,594
                                           268,594             -               -             -            -
Time deposits                               94,979       100,173          30,171             -            -       225,323
Other interest-bearing liabilities          13,272         6,000               -         3,155            -        22,427
Other liabilities and shareholders'
  equity                                         -             -               -             -       59,096        59,096
                                          --------     ---------       ---------     ---------     --------     ---------
Total liabilities and shareholders'      $ 376,845     $ 106,173      $   30,171    $    3,155    $ 166,677     $ 683,021
  equity                                 =========     =========       =========      ========     ========     =========

Interest rate sensitivity gap            $(187,398)    $ (42,703)     $ 123,972     $ 192,552     $(86,423)     $      -

Cumulative interest rate sensitivity     $(187,398)    $(230,101)     $(106,129)    $  86,423     $      -             -
  gap


LOAN PORTFOLIO

At December 31, 2000, the Company had approximately $144,480,000 in undisbursed loan commitments. This compares with $101,847,000 at December 31, 1999. Standby letters of credit were $1,320,000 and $2,674,000, at December 31, 2000 and December 31, 1999. For further information about the composition of the Company's loan portfolio see "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" section entitled "Credit Risk Management and Asset Quality," pages 14 through 15 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference.

The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:


(Dollars in thousands)                                            December 31,
                            ---------------------------------------------------------------------------------
                                   2000             1999            1998              1997            1996
                            ---------------------------------------------------------------------------------
                                  AMOUNT           AMOUNT          AMOUNT            AMOUNT          AMOUNT
Commercial, financial
   and agricultural             $ 155,952        $ 112,179      $   87,245        $   78,550      $   71,786
Real estate -construction          30,133           11,926          13,840            12,657          13,923
Real estate - mortgage            141,575          120,978          96,957            70,802          57,098
Consumer installment               85,004           86,185          70,891            55,968          40,440
                                   ------           ------          ------            ------          ------
Total                           $ 412,664        $ 331,268      $  268,933        $  217,977      $  183,247
                                =========        =========      ==========        ==========      ==========

The table that follows shows the maturity distribution of the portfolio of commercial and agricultural, real estate construction, real estate mortgage and installment loans on December 31, 2000 by fixed and floating rate attributes:

                                                                   December 31, 2000
                                           -------------------------------------------------------------------
                                                Within           One to            Over
 (Dollars in thousands)                        ONE YEAR        FIVE YEARS       FIVE YEARS         TOTAL
                                               --------        ----------       ----------         -----

 COMMERCIAL AND AGRICULTURAL
 Loans with floating rates                     $  67,958       $  28,095        $  16,485       $ 112,538
 Loans with predetermined rates                    6,766          20,265           16,383          43,414
                                           ---------------   -------------   --------------   -------------
 Subtotal                                         74,724          48,360           32,868         155,952

 REAL ESTATE--CONSTRUCTION
 Loans with floating rates                        20,931           1,822            4,325          27,078
 Loans with predetermined rates                    2,516               -              539           3,055
                                           ---------------   -------------   --------------   -------------
 Subtotal                                         23,447           1,822            4,864          30,133

 REAL ESTATE--MORTGAGE
 Loans with floating rates                         7,158          18,456           72,005          97,619
 Loans with predetermined rates                    3,938           3,370           36,648          43,956
                                           ---------------   -------------   --------------   -------------
 Subtotal                                         11,096          21,826          108,653         141,575

 CONSUMER INSTALLMENT
Loans with floating rates                         14,034           8,520                -          22,554
Loans with predetermined rates                     3,415          56,302            2,733          62,450
                                           ---------------   -------------   --------------   -------------
 Subtotal                                         17,449          64,822            2,733          85,004

 Total                                        $  126,716       $ 136,830        $ 149,118       $ 412,664
                                              ==========       =========        =========       =========


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

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes nonperforming loans of the Company as of the dates indicated:



(Dollars in thousands)                                           DECEMBER 31,
                                               --------------------------------------------------------------
                                                2000            1999         1998         1997           1996
                                               AMOUNT          AMOUNT       AMOUNT       AMOUNT         AMOUNT
                                              -------         -------      -------      -------        -------
Nonaccrual loans                               $ 2,243        $ 1,984     $  1,164       $ 2,611       $ 4,968
Accruing loans past due 90 days or more    -------------   ------------- ----------   ---------        -------
                                                    97              6          413           131           600
                                                    --              -          ---           ---           ---
     Total nonperforming loans                   2,340          1,990        1,577         2,742         5,568
Other real estate owned                            248            247           60            60         1,466
                                            ----------      ----------    ------------ -----------
     Total nonperforming assets                $ 2,588        $ 2,237      $ 1,637       $ 2,802       $ 7,034
                                               =======        =======      =======       =======       =======


Nonperforming loans to total loans                0.57%          0.60%        0.59%         1.26%         3.04%
Nonperforming assets to total assets              0.38%          0.40%        0.33%         0.66%         2.64%



Loans with significant potential problems or impaired loans are placed on nonaccrual status. Management defines impaired loans as those loans, regardless of past due status, in which management believes the collection of principal and interest is in doubt. The amount of gross interest income that would have been recorded in the periods then ended if the loans had been current in accordance with the original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $224,000, $143,000, $91,000, $189,000 and $489,000 in 2000, 1999, 1998, 1997 and 1996. The amount of interest income on these loans that was included in net income was $79,000, $126,000, $134,000, $471,000 and $625,000 in 2000, 1999, 1998, 1997 and 1996.


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:


(Dollars in thousands)                                                  December 31,
                            -----------------------------------------------------------------------------------------
                                   2000              1999              1998               1997            1996
                            -----------------------------------------------------------------------------------------
                                      LOANS              LOANS             LOANS             LOANS             LOANS
                                       % TO               % TO              % TO              % TO              % TO
                                      TOTAL              TOTAL             TOTAL             TOTAL             TOTAL
                              AMOUNT  LOANS    AMOUNT    LOANS   AMOUNT    LOANS    AMOUNT   LOANS   AMOUNT    LOANS
                              ------  -----    ------    -----   ------    -----    ------   -----   ------    -----

Commercial, financial
   and agricultural          $ 4,186    38%  $ 3,365      34%   $ 2,618     33%   $ 1,868     36%   $  840       39%
Real estate -construction        451     7       358       4        376      5        640      6      1,421       8
Real estate - mortgage         2,076    34     1,815      36      1,260     36      1,058     32        219      31
Installment                    1,494    21     1,004      26        521     26        267     26        312      22
                              ------   ---     -----     ---     ------    ---    -------    ---    -------     ---
Total                        $ 8,207   100%  $ 6,542     100%   $ 4,775    100%   $ 3,833    100%   $ 2,792     100%
                             =======   ===   =======     ===    =======    ===    =======    ===    =======     ===

OTHER INTEREST-BEARING ASSETS

The following table relates to other interest bearing assets not disclosed above for the dates indicated. This item consists of a salary continuation plan for the Company's executive management and a deferred compensation plan for participating board members. The plans are informally linked with universal life insurance policies containing cash surrender values as listed in the following table:




                                                        December 31
                                         --------------------------------------------
(Dollars in thousands)                      2000           1999            1998
                                            ----           ----            ----

Cash surrender value of life insurance     $ 6,075        $ 5,792        $ 4,104



ITEM V   DEPOSITS

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the years indicated:



Deposits
                                                        For the Year Ended December 31,
                                       --------------------------------------------------------------
 (Dollars in thousands)                        2000                  1999                  1998
                                               ----                  ----                  ----
                                         Amount    Yield       Amount    Yield       Amount    Yield
                                       --------------------------------------------------------------
Noninterest-bearing demand deposits     $ 86,706      -%      $ 74,979      -%      $63,243      -%
Interest-bearing demand deposits          74,663   0.67         68,134   0.67        57,602    0.87
Savings deposits                         178,279   3.98        174,301   3.30       156,956    3.63
Time deposits under $100,000             114,422   5.78         90,586   4.73        86,020    5.34
Time deposits $100,000 and over           83,761   6.00         50,911   5.48        26,535    5.84




MATURITIES OF TIME CERTIFICATES OF DEPOSITS OF $100,000 OR MORE

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2000 are summarized as follows:


(Dollars in thousands)
Remaining Maturity:
Three months or less                           $ 45,233
Over three through six months                    20,643
Over six through twelve months                   16,526
Over twelve months                               11,252
                                               --------
Total                                          $ 93,654
                                               ========

ITEM VI  RETURN ON EQUITY AND ASSETS

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):


RETURN ON AVERAGE EQUITY AND ASSETS
                                                     For the year ended
                                                        December 31,
                                         -------------------------------------------
                                            1999          1999             1998
                                           -----         -----            -----

 Return on average assets                   1.09  %       0.99  %          0.60   %
 Return on average equity                  14.33         11.86             6.48
 Dividend payout ratio                         -             -                -
 Average equity to average assets           7.64   %      8.35   %         9.26   %


MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCK MATTERS

The Company's stock is included for quotation on the Nasdaq National Market System with a stock quotation symbol of CCOW. The following table indicates the range of high and low bid prices for the period shown, based upon information provided by the Nasdaq National Market System. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. There were approximately 3,000 CCOW shareholders as of December 31, 2000.

---------------- ----------------- ----------------
2000                         High              Low
---------------- ----------------- ----------------

4th quarter               $ 12.00          $ 10.63
3rd quarter                 11.88            10.38
2nd quarter                 10.75             8.13
1st quarter               $ 10.75           $ 7.75

1999                         High              Low
---------------- ----------------- ----------------
4th quarter               $ 12.00           $ 8.50
3rd quarter                 13.88            12.00
2nd quarter                 14.09             9.75
1st quarter               $ 10.75           $ 8.50
---------------- ----------------- ----------------


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

(2)     DOWNTOWN MERCED BRANCH AND ADMINISTRATIVE HEADQUARTERS
On September 2, 1997, the Bank relocated its downtown Merced branch to 550 West Main Street in Merced where it serves as the main branch of the Bank. The facility is a three story facility with a two story attached parking facility and is approximately 29,000 square feet. Approximately 19,800 square feet is occupied by the administrative and central support functions. The facility cost was approximately $5.1 million. Management believes that this facility will be adequate to accommodate the operations of Company for the foreseeable future.

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

 (4)    LOS BANOS BRANCH
In October of 1994, the Bank opened a full service banking facility relocated at 953 W. Pacheco Boulevard, Los Banos. The Bank entered into a ten-year lease with a non-affiliated third party on the facility. The new facility contains 4,928 square feet of interior floor space. Remodeling and redecorating expenses were approximately $355,000. Management believes that this facility will be adequate to accommodate the operation of the branch for the foreseeable future.

(5)     HILMAR BRANCH
On November 15, 1993, the Bank opened a branch office at 8019 N. Lander Avenue, Hilmar. The building was purchased at a cost of $328,000 and consists of a single story building of approximately 4,456 square feet of interior floor space. Remodeling and redecorating expenses were approximately $53,000. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

(6)     SONORA BRANCH
On January 12, 1996, the Bank received approval to open a full service banking facility at the Crossroads Shopping Center and entered into a five-year lease with a non-affiliated third party on January 12, 1996 for a 2,500 square foot facility. The branch opened April 1, 1996. On August 28, 1998, the Bank relocated from the Crossroads Shopping Center to a larger facility of 3,131 square feet in a nearby shopping center. As part of the move the Bank entered into a ten-year lease with a non-affiliated third party. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

(7)     TURLOCK BRANCHES
On September 1, 1995, the Bank opened a branch in Turlock, California. In May 1995 the Bank acquired 2 lots for $297,000 at 2001 Geer Road, Turlock. The Bank completed the construction of a permanent facility in February 1997 at a cost of approximately $694,000 and the facility is approximately 3,300 square feet. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

In November, 1999, the Bank received approval to convert the Turlock Town and Country branch into a full service County Bank branch. The current lease on this facility covers a two year term with a non-affiliated third party, was entered into on February 12, 2000, and is for an approximate 2,160 square feet located at 410 East Olive Avenue in Turlock. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

(8)     MODESTO BRANCHES
On January 24, 1996, the Bank received approval to open a full service banking facility in Modesto and entered into a ten-year lease with a non-affiliated third party on December 2, 1996 for an approximately 5,413 square foot building at 3508 McHenry Avenue, Modesto. The branch opened for business on December 10, 1996. Management believes that this facility will be adequate to accommodate the branch for the foreseeable future.

On September 26, 1996, the Bank renewed the lease on the branch in downtown Modesto and entered into a four-year lease with a non-affiliated third party on December 1, 1996 for an approximately 8,208 square foot building at 1003 12th Street, Modesto. The branch opened for business on December 31, 1996. Management believes that this facility will be adequate to accommodate the banking operation for the foreseeable future.

(9)     ACQUIRED BRANCHES - DOS PALOS, LIVINGSTON, AND MARIPOSA
On December 11, 1997, the Bank purchased the sites of three former branches of Bank of America. These facilities are located at 640 Main Street, Livingston, 1507 Center Street, Dos Palos and 5121 Hwy 140, Mariposa. The branch in Livingston was purchased at a cost of $251,000 and is a 5,699 square feet facility. The Dos Palos branch was purchased at a cost of $296,000 and is an 8,274 square feet facility. The Mariposa branch was purchased for a cost of $313,000 and is a 4,200 square feet facility. Management believes that these facilities will be adequate to accommodate the banking operation for the foreseeable future.

(10)    MADERA BRANCH
In October, 1999, the Bank entered into a 3 year lease with a nonaffiliated third party for an approximate 4,000 square foot facility located at 413 Yosemite Avenue, Suite 101, Madera, California. The branch relocated to this larger facility on October 29, 1999 from a temporary facility that was rented on a month to month basis. Management believes the new facility will be adequate to accommodate the banking operation for the foreseeable future.

(11)     FRESNO BRANCHES
In November, 1999, the Bank received approval to convert the Fresno Town and County branch into a full service County Bank office. The Bank relocated the previous Thrift office to a larger facility, entering into a 4 year lease with a nonaffiliated party for an approximate 5,200 square foot facility located at 2150 West Shaw Avenue, Fresno, California. The new lease agreement was entered into in August, 1999. Management believes the facility will be adequate to accommodate the banking operation for the foreseeable future.

In September, 2000, the Bank opened a second full service office. The Bank entered into a 10 year lease with a nonaffiliated party for approximately a 4,755 square foot facility located at 1330 Ease Shaw Avenue, Fresno, California. The new lease became effective July 1, 2000. Management believes the facility will be adequate to accommodate the banking operation for the foreseeable future.

(12)     VISALIA BRANCH
In November, 1999, the Bank received approval to convert the Visalia Town and Country branch into a full service County Bank office. The Town and Country lease signed in May, 1998 covered a five year term and was assumed by County Bank. The facility encompasses approximately 1,275 square feet located at 725 West Main Street, Visalia, California. During 2001, an application to close this branch was approved and the branch was closed effective March, 2001. The Bank is obligated to continue making lease payments on this building during the remainder of the lease term.

(13)     SAN FRANCISCO BRANCH
In January, 2001, the Bank opened a loan production office in San Francisco, California. The current facility is located at 130 Battery Street in San Francisco. Effective March 1, 2001, the Bank entered into a 5 year lease with a nonaffiliated party for approximately 2,880 square feet of office space. Management believes the facility will be adequate to accommodate the loan production operations in San Francisco for the foreseeable future.



ITEM 3.        LEGAL PROCEEDINGS

As of December 31, 2000, the Company, is not a party to, nor is any of it's property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities.

The Company is, however, exposed to certain potential claims encountered in the normal course of business. In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations in the foreseeable future.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company did not submit any matters to a vote of security holders in the quarter ended December 31, 2000.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

For information concerning the market for the Company's common stock and related shareholder matters, see page 19 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

For selected consolidated financial data concerning the Company, see page 9 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see pages 10 through 20 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference.


ITEM 7A.       MARKET RISK

For management's discussion and analysis of market risk and interest rate risk management, see pages 17 through 18 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Balance Sheets as of December 31, 2000 and 1999 and Audited Consolidated Statements of Income and Comprehensive Income, Shareholders' Equity and Cash Flows for the fiscal years ending December 31, 2000, 1999, and 1998 appear on pages 22 through 25 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference. Notes to the Consolidated Financial Statements appear on pages 26 through 44 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference. The Independent Auditors' Report appears on page 21 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and there were no disagreements with accountants on accounting and financial disclosure.
                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by Securities and Exchange Commission's rules relating to Form 10-K, the information called for by this item is incorporated by reference from the section of the Company's 2000 Proxy Statement titled "Election of Directors," which is to be filed on or about March 15, 2001.

ITEM 11.       EXECUTIVE COMPENSATION

As permitted by Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company's 2000 Proxy Statement titled "Information Pertaining to Election of Directors," which is to be filed on or about March 15, 2001.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

As permitted by Securities and Exchange Commission's rules relating to Form 10-K, the information called for by this item is incorporated by reference from the Company's Proxy Statement, which is to be filed on or about March 15, 2001.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As permitted by Securities and Exchange Commission's rules relating to Form 10-K, the information called for by this item is incorporated by reference from the Company's Proxy Statement, which was filed on or about March 15, 2001.

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                        ON FORM 8-K.

(a) FINANCIAL STATEMENTS AND SCHEDULES
    An index of all financial statements and schedules filed as part of this Form 10-K appears below and the material which begins on the pages of the Company's Annual Report to Shareholders for the year ended December 31, 2000 listed, are incorporated herein by reference in response to Item 8 of this report.


----------------------------------------------------------------------------------------- -------------------

FINANCIAL STATEMENTS:                                                                            PAGE
--------------------                                                                             ----
----------------------------------------------------------------------------------------- -------------------
----------------------------------------------------------------------------------------- -------------------
Independent Auditors' Report                                                                      21
----------------------------------------------------------------------------------------- -------------------
----------------------------------------------------------------------------------------- -------------------

Consolidated Balance Sheets as of December 31, 2000 and 1999                                      22
----------------------------------------------------------------------------------------- -------------------
----------------------------------------------------------------------------------------- -------------------

Consolidated Statements of Income and Comprehensive Income for the Years Ended 2000,              23
1999, and 1998
----------------------------------------------------------------------------------------- -------------------
----------------------------------------------------------------------------------------- -------------------

Consolidated Statements of Shareholders' Equity for the Years Ended 2000, 1999, and 1998          24
----------------------------------------------------------------------------------------- -------------------
----------------------------------------------------------------------------------------- -------------------

Consolidated Statements of Cash Flows for the Years Ended 2000, 1999, and 1998                    25
----------------------------------------------------------------------------------------- -------------------
----------------------------------------------------------------------------------------- -------------------

Notes to Consolidated Financials                                                                  26
----------------------------------------------------------------------------------------- -------------------


(b) REPORTS ON FORM 8-K
    There were no reports on Form 8-K filed in the quarter ending
     December 31, 2000.



(c) EXHIBITS
    The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this Form 10-K:



--------------- ------------------------------------------------------------------------- -------------------
                                                                                             Sequentially
    Exhibit                                                                                    Numbered
    NUMBER      EXHIBIT                                                                          PAGE
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------
     3.1        Articles of Incorporation (filed as Exhibit 3.1 of the Company's
                September 30, 1996 Form 10-Q filed with the SEC on or about
                November 14, 1996).
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

     3.2        Bylaws (filed as Exhibit 3.2 of the Company's September 30, 1996
                Form 10-Q filed with the SEC on or about November 14, 1996)
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

      10        Employment Agreement between Thomas T. Hawker and
                Capital Corp. of the West                                                  *
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

--------------- ------------------------------------------------------------------------- -------------------
                                                                                           Sequentially
    Exhibit                                                                                  Numbered
    NUMBER      EXHIBIT                                                                        PAGE
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------
     10.1       Administration Construction Agreement (filed as Exhibit 10.4 of the Company's 1995 Form 10-K filed with the SEC on or about
                March 31, 1996).
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

     10.2       Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995
                Form 10-K filed with the SEC on or about March 31, 1996).
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

     10.3       401(k) Plan (filed as Exhibit 10.7 of the Company's 1995 Form
                10-K filed with the SEC on or about March 31, 1996).
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

     10.4       Employee Stock Ownership Plan (filed as Exhibit 10.8 of the
                Company's 1995 Form 10-K filed with the SEC on or about March
                31, 1996).
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

     10.5       Purchase Agreement for three branches from Bank of America is incorporated herein by reference from Exhibit 2.1 Registration
                Statement on Form S-2 filed July 14, 1997, File No. 333-31193.
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

     10.6       Change-in-Control Agreement between R. Dale McKinney and Capital Corp             *
                of the West (filed as Exhibit 10.6 of the Company's 1999 Form  10-K with the SEC on or about March 17, 2000).
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

     10.7       Deferred Compensation Agreement between members of the board of                   *
                directors and Capital Corp of the West (filed as exhibit 10.7 of the
                Company's 1999 Form 10-K with the SEC on or about March 17, 2000).
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

     10.8       Executive Salary Continuation Agreement between certain members of                *
                executive management and Capital Corp of the West (filed as Exhibit
                10.8 of the Company's 1999 Form 10-K with the SEC in or about March 17,
                2000).
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

      11        Statement Regarding the Computation of Earnings Per Share is
                incorporated herein by reference from Note 1 of the Company's
                Consolidated Financial Statements.
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

      13        Annual Report to Security Holders.
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

      23        Independent Auditor's Consent Letter.
--------------- ------------------------------------------------------------------------- -------------------
--------------- ------------------------------------------------------------------------- -------------------

      *         Denotes management contract or compensatory plan arrangement.

--------------- ------------------------------------------------------------------------- -------------------

(d) FINANCIAL STATEMENT SCHEDULES
    All other supporting schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto incorporated herein by reference.

    Consent of accountant (for incorporation by reference of report of accountants into form S-8 registration statement.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2001.

              CAPITAL CORP OF THE WEST

              By:   /S/ THOMAS T. HAWKER
                 ------------------------------
                   THOMAS T. HAWKER
                  (President and Chief Executive Officer
                   of Capital Corp of the West)


              By:   /S/ R. DALE MCKINNEY
                 -----------------------------------
                   R. DALE MCKINNEY
                  (Executive Vice President and Chief Financial Officer
                   of Capital Corp of the West)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                 CAPACITY                        DATE
/S/ LLOYD H. ALHEM            Director                        March 15, 2001
-------------------
LLOYD H. ALHEM


/S/ DOROTHY L. BIZZINI        Director                        March 15, 2001
----------------------
DOROTHY L. BIZZINI


/S/ JERRY E. CALLISTER        Director                        March 15, 2001
----------------------
JERRY E. CALLISTER


/S/ JOHN FAWCETT              Director                        March 15, 2001
----------------
JOHN FAWCETT


/S/ THOMAS T. HAWKER          Director/CEO and                March 15, 2001
--------------------
THOMAS T. HAWKER              Principal Operations Officer


/S/ BERTYL W. JOHNSON         Director                        March 15, 2001
---------------------
BERTYL W. JOHNSON


/S/ JAMES W. TOLLADAY         Chairman of the                 March 15, 2001
---------------------
JAMES W. TOLLADAY             Board of Directors


/S/ CURTIS RIGGS              Director                        March 15, 2001
----------------
CURTIS RIGGS


                                       24


/S/ TOM A.L. VAN GRONINGEN   Director               March 15, 2001
--------------------------
TOM A.L. VAN GRONINGEN
