Form 10-Q
period 2001-03-31
CAPITAL CORP OF THE WEST
filed 2001-05-15
CIK 1004740

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2001
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from ____________ to ____________

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	IRS Employer ID Number

550 West Main, Merced, CA	95340
(Address of principal executive offices)	(zip code)

(209) 725-2200
Registrant’s telephone number, including area code:

Not applicable
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

Yes ☒   No ☐

The number of shares outstanding of the registrant’s common stock, no par value, as of March 31, 2001 was 4,827,213.  No shares of preferred stock, no par value, were outstanding at March 31, 2001.

Capital Corp of the West
Table of Contents

PART I.  - FINANCIAL INFORMATION

PART II.  - OTHER INFORMATION

Capital Corp of the West
Consolidated Balance Sheets
(Unaudited)

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$30,362	$46,353
Federal funds sold	29,280	1,415
Time deposits at other financial institutions	350	100
Investment securities available for sale, at fair value	182,802	155,830
Investment securities held to maturity at cost, fair value of $37,313,000, and $35,412,000 at March 31, 2001 and December 31, 2000, respectively	36,630	35,222
Loans, net of allowance for loan losses of $8,389,000 and $8,207,000 at March 31, 2001 and December 31, 2000	408,397	404,457
Interest receivable	5,059	5,215
Premises and equipment, net	13,009	13,021
Intangible assets	4,079	4,277
Other assets	19,269	17,131
Total assets	$729,237	$683,021
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$100,390	$107,581
Negotiable orders of withdrawal	82,806	84,521
Savings	187,973	184,073
Time, under $100,000	147,475	131,669
Time, $100,000 and over	105,815	93,654
Total deposits	624,459	601,498

Short term borrowings	33,000	19,272
Long term borrowings	3,142	3,155
Accrued interest, taxes and other liabilities	5,603	5,645
Total liabilities	666,204	629,570

Capital Securities	6,000	-

Preferred Stock, no par value; 10,000,000 shares authorized; None outstanding	-	-
Common stock, no par value; 20,000,000 shares authorized; 4,827,213 and 4,779,644 issued & outstanding at March 31, 2001 and December 31, 2000	39,361	35,918
Retained earnings	16,373	17,449
Accumulated other comprehensive income	1,299	84
Total shareholders’ equity	57,033	53,451
Total liabilities and shareholders’ equity	$729,237	$683,021

See accompanying notes Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2001	2000
Interest income:
Interest and fees on loans	$10,780	$8,479
Interest on deposits with other financial institutions	2	12
Interest on investments held to maturity:
Taxable	576	491
Non-taxable	56	56
Interest on investments available for sale:
Taxable	2,256	1,836
Non-taxable	272	285
Interest on federal funds sold	344	74
Total interest income	14,286	11,233

Interest expense:
Interest on negotiable orders of withdrawal	91	121
Interest on savings deposits	1,807	1,514
Interest on time deposits, under $100,000	1,491	1,323
Interest on time deposits, $100,000 and over	2,092	990
Interest on other borrowings	390	356
Total interest expense	5,871	4,304

Net interest income	8,415	6,929
Provision for loan losses	750	763
Net interest income after provision for loan losses	7,665	6,166

Noninterest income:
Service charges on deposit accounts	902	813
Other	451	334
Total noninterest income	1,353	1,147

Noninterest expenses:
Salaries and related benefits	3,313	2,506
Premises and occupancy	465	406
Equipment	624	590
Professional fees	117	161
Marketing	211	228
Goodwill and intangible amortization	198	198
Supplies	202	128
Dividend Expense on Capital Securities	63	-
Other	1,146	926
Total noninterest expenses	6,339	5,143

Income before income taxes	2,679	2,170
Provision for income taxes	767	656
Net income	$1,912	$1,514

Comprehensive Income:
Unrealized gain (loss) on securities arising during the period	1,215	(77)
Comprehensive Income	$3,127	$1,437
Basic earnings per share	$0.40	$0.32
Diluted earnings per share	$0.39	$0.31

See accompanying notes Capital Corp of the West
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Retained earnings	Accumulated other comprehensive income	Total
(Amounts in thousands)	Number of shares	Amounts

Balance, December 31, 2000	4,552	$35,918	$17,449	$84	$53,451

5% stock dividend, including cash payment for fractional shares	228	2,981	(2,988)	-	(7)

Exercise of stock options	23	139	-	-	139

Issuance of shares pursuant to 401K and ESOP plans	24	323	-	-	323

Net Change in fair market value of investment securities, net of tax effect of $(814)	-	-	-	1,215	1,215

Net income	-	-	1,912	-	1,912
Balance, March 31, 2001	4,827	$39,361	$16,373	$1,299	$57,033

See accompanying notes

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	3 months ended March 31, 2001	3 months ended December 31, 2000
Operating activities:
Net income	$1,912	$1,514
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	763
Depreciation, amortization and accretion, net	503	534
Gain on sale of real estate held for sale	-	-
Net increase in interest receivable & other assets	(2,796)	(411)
Net (decrease) increase in deferred loan fees	(8)	36
Net (decrease) increase in accrued interest payable & other liabilities	(42)	192
Net cash provided by operating activities	319	2,628

Investing activities:
Investment securities purchases	(32,987)	(24,090)
Proceeds from maturities of investment securities	6,605	2,074
Proceeds from sales of AFS investment securities	-	721
Net increase in time deposits in other financial institutions	(250)	-
Proceeds from sales of commercial and real estate loans	967	528
Net increase in loans	(5,636)	(17,341)
Purchases of premises and equipment	(275)	(394)
Net cash used in investing activities	(31,576)	(38,502)

Financing activities:
Net (decrease) increase in demand, NOW and savings deposits	(5,006)	5,149
Net increase in certificates of deposit	27,967	11,826
Net proceeds from other borrowings	13,715	4,581
Issuance of Capital Securities	6,000	-
Issuance of shares pursuant to 401K and ESOP plans	323	-
Exercise of stock options	139	150
Cash in lieu fractional shares from stock dividend	(7)	-
Net cash provided by financing activities	43,131	21,706

Net increase (decrease) in cash and cash equivalents	11,874	(14,168)

Cash and cash equivalents at beginning of period	47,768	50,222
Cash and cash equivalents at end of period	$59,642	$36,054
Cash paid during the quarter:
Interest paid	$5,809	$4,252
Income tax payments	1,425	1,100
Supplemental disclosure of noncash investing and financing activities:
Investment securities net unrealized gains (losses); net of tax	$1,215	$(77)
Loans transferred to other real estate owned	-	143

See accompanying notes Capital Corp of the West
Notes to Consolidated Financial Statements
March 31, 2001 and December 31, 2000
(Unaudited)

GENERAL - COMPANY

             Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995.  On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”).  During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive.  On February 22, 2001 the Company formed County Statutory Trust I, a trust subsidiary of the Company, for the purpose of issuing Trust Preferred Securities.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, 10,000,000 shares of Authorized Preferred Stock, and 6,000 of the Trust Preferred 10.20% Capital Securities which have a liquidation amount of $1,000 per capital security.  As of March 31, 2001 there were 4,827,213 common shares outstanding, held of record by approximately 2,500 shareholders.  There were no preferred shares outstanding at March 31, 2001.  The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”) and County Asset Advisors (“CAA”).  CAA and MAID are currently inactive.  All references herein to the “Company” include the Bank, the Bank’s subsidiaries and Capital West Group, unless context otherwise requires.

GENERAL - BANK

             The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation.  The Bank commenced operations on December 22, 1977.  In November 1992, the Bank changed its legal name to County Bank.  The Bank’s securities consist of one class of Common Stock, no par value and is wholly owned by the Company.  The Bank’s deposits are insured under the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits stated therein.  Like most state-chartered banks of its size in California, it is not a member of the Federal Reserve System.

INDUSTRY AND MARKET AREA

             The Bank engages in general commercial banking business primarily in Fresno, Madera,  Mariposa, Merced, San Francisco, Stanislaus, Tulare, and Toulumne counties.  The Bank has seventeen branch offices: two in Merced with one branch centrally located in Merced and the other in downtown Merced within the Bank’s administrative office building, two in Modesto, two in Turlock, two in Fresno and single offices in Atwater, Dos Palos, Hilmar, Los Banos, Livingston, Madera, Mariposa, San Francisco, Sonora and Visalia.

OTHER FINANCIAL NOTES

             All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at March 31, 2001 and December 31, 2000 and the results of operations for the three month periods ended March 31, 2001 and 2000, and the statements of cash flows for the three months ended March 31, 2001 and 2000 have been included.  The interim results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report for the year ended December 31, 2000.

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

             The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ended March 31, 2001 and 2000:

	For The Three Months Ended March 31,
(Dollars in thousands, except per share data)	2001	2000
Basic EPS computation:
Net income	$1,912	$1,514
Average common shares outstanding	4,805	4,732
Basic EPS	$0.40	$0.32
Diluted EPS Computations:
Net income	$1,912	$1,514
Average common shares outstanding	4,805	4,732
Effect of stock options	135	131
	4,940	4,863
Diluted EPS	$0.39	$0.31

             On February 22, 2001, the Company issued $6,000,000 in Capital Securities through its 100% ownership position in the County Statutory Trust I.  The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 10.2% of the liquidation value of $1,000 per share.  The Capital Securities represent undivided beneficial interests in the Trust.  The Company owns all of the issued and outstanding common securities of the Trust.  Proceeds from the offering and from the issuance of common securities were invested in the Trust in the Company’s 10.2% Junior Subordinated Deferrable Interest Debentures due February 22, 2031 with an aggregate principal amount of $6,000,000.  The primary asset of the Trust is the Junior Debentures.  The obligations of the Trust with respect to the Capital Securities are fully and unconditionally guaranteed by us to the extent provided in the Guarantee Agreement with respect to the Capital Securities.  The proceeds are to be used for general corporate purposes.  The all-in costs of the Capital Securities was 10.39%.  The Capital Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes.

Item 2.     Management's Discussion And Analysis Of Financial Condition And Results Of Operations

             The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations.  Many possible events or factors could affect the future financial results and performance of the company.  This could cause results or performance to differ materially from those expressed in our forward-looking statements.  Words such as “experts”, “anticipates”, ”believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

             Readers of the Company’s Form 10-Q should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2000 Annual Report on Form 10-K filed March 30, 2001.  These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.  Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio.  The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans.  Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources.  Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions.  Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

             The Company is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, and deposits.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and state regulators, whose policies and regulations could affect the Company’s results.

             Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company and management’s ability to manage these and other risks.

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

Results Of Operations

             Three Months Ended March 31, 2001 Compared With Three Months Ended March 31, 2000

             Overview.  For the three months ended March 31, 2001 the Company reported record net income of $1,912,000.  This compares to $1,514,000 for the same period in 2000 and represents an increase of $398,000 or 26%.  Basic and fully diluted earnings per share were $.40 and $.39 for the three months ending March 31, 2001. This compares to basic and fully diluted earnings per share of $.32 and $.31 for the three months ending March 31, 2000 and represents an increase of $0.08 per share for both basic and fully diluted earnings per share. The annualized return on average assets was 1.11% and 1.08% for the first three months of 2001 and 2000.  The Company's annualized return on average equity was 13.93% and 13.73% for the three months ended March 31, 2001 and 2000.

             Net Interest Income.  The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three months ended March 31, 2001 totaled $8,415,000 and represented an increase of $1,486,000 or 21% when compared to the $6,929,000 achieved during the three months ended March 31, 2000.

             Total interest and fees on earning assets were $14,286,000 for the three months ended March 31, 2001, an increase of $3,053,000 or 27% from the $11,233,000 for the same period in 2000.  The level of interest income is affected by changes in volume of and rates earned on interest-earning assets.  Interest-earning assets consist primarily of loans, investment securities and federal funds sold.  The increase in interest income for the three months ended March 31, 2001 was primarily the result of an increase in the volume of interest-earning assets.  Average interest-earning assets for the three months ended March 31, 2001 were $631,842,000 compared with $505,773,000 for the three months ended March 31, 2000, an increase of $126,069,000 or 25%.

             Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities.  Interest-bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $5,871,000 for the three months ended March 31, 2001, compared with $4,304,000 for the three months ended March 31, 2000, an increase of $1,567,000 or 36%. This increase was primarily the result of an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities were $529,844,000 for the three months ended March 31, 2001 compared with $436,329,000 for the same three months in 2000, an increase of $93,515,000 or 21%.  Average interest rates paid on interest-bearing liabilities were 4.43% for the three months ending March 31, 2001 compared with 3.95% for the same three months of 2000, an increase in interest rates paid of 48 basis points or 12%.

             The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets which has been accomplished by increasing the utilization of existing facilities and adding a new branch in San Francisco, California.

             The Company's taxable equivalent net interest margin, the ratio of net interest income to average interest-earning assets, was 5.39% for the three months ended March 31, 2001 compared with 5.56% for the same period in 2000.  Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured.  The Company's decrease in net interest margin was primarily attributable to a decrease in prevailing market interest rates.  Loans as a percentage of average interest-earning assets were 65% for the three months ended March 31, 2001 compared to 66% for the three months ended March 31, 2000.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended March 31, 2001			Three months ended March 31, 2000
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$24,786	$344	5.55%	$5,268	$74	5.62%
Time deposits at other financial institutions	108	2	6.30	850	12	5.65
Taxable investment securities:	167,391	2,832	6.77	134,249	2,327	6.93
Nontaxable investment securities (1)	29,003	422	5.83	29,806	441	5.92
Loans, gross: (2)	410,554	10,780	10.50	335,600	8,479	10.11
Total interest-earning assets:	631,842	14,380	9.10	505,773	11,333	8.96
Allowance for loan losses	(8,402)			(6,724)
Cash and due from banks	22,678			22,678
Premises and equipment, net	13,055			13,169
Interest receivable and other assets	30,694			26,949
Total assets	$689,867			$561,845

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$80,445	$91	0.45	$71,850	$121	0.67
Savings deposits	186,824	1,807	3.87	170,994	1,514	3.54
Time deposits	236,951	3,583	6.05	171,804	2,313	5.39
Other borrowings	25,624	390	6.09	21,681	356	6.57
Total interest-bearing liabilities	529,844	5,871	4.43	436,329	4,304	3.95

Noninterest-bearing deposits	96,684			76,905
Accrued interest, taxes and other liabilities	5,920			4,515
Total liabilities	632,448			517,749

Trust Preferred Capital Securities	2,533			-

Total shareholders' equity	54,886			44,096
Total liabilities and shareholders' equity	$689,867			$561,845

Net interest income and margin (3)		$8,509	5.39%		$7,029	5.56%

(1)         Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $94,000 and $100,000 for March 2001 and 2000 respectively.
(2)         Amounts of interest earned includes loan fees of $267,000 and $136,000 for March 31, 2001 and 2000 respectively.
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

Net Interest Income Variance Analysis:

	Three months ended March 31, 2001 compared to March 31, 2000
(Dollar in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold	$282	$(12)	$270
Time deposits at other financial institutions	(11)	1	(10)
Taxable investment securities	685	(180)	505
Tax-exempt investment securities	(6)	(13)	(19)
Loans	1,957	344	2,301
Total:	$2,907	$140	$3,047
Increase (decrease) in interest expense:
Interest bearing demand	$13	$(43)	$(30)
Savings deposits	147	146	293
Time deposits	959	311	1,270
Other borrowings	61	(27)	34
Total:	$1,180	$387	$1,567
Increase in net interest income	$1,727	$(247)	$1,480

             Provision For Loan Losses.  The provision for loan losses for the three months ended March 31, 2001 was $750,000 compared with $763,000 for the three months ended March 31, 2000, a decrease of $13,000 or 2%. See "Allowance for Loan Losses" contained herein.  As of March 31, 2001 the allowance for loan losses was $8,389,000 or 2.01% of total loans which compares to the allowance for loan losses of $8,207,000 or 1.99% as of December 31, 2000.  At March 31, 2001, nonperforming assets totaled $2,772,000 or .38% of total assets, nonperforming loans totaled $2,525,000 or .61% of total loans and the allowance for loan losses totaled 332% of nonperforming loans.  At December 31, 2000, nonperforming assets totaled $2,588,000 or .38% of total assets, nonperforming loans totaled $2,340,000 or .57% of total loans and the allowance for loan losses totaled 351% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

             Noninterest Income.  Noninterest income increased by $206,000 or 18% to $1,353,000 for the three months ended March 31, 2001 compared with $1,147,000 in the same period in 2000.  Service charges on deposit accounts increased by $89,000 or 11% to $902,000 for the three months ended March 31, 2001 compared with $813,000 for the same period in 2000.  Other income increased by $117,000 or 35% for the three month period ended March 31, 2001 when compared to the same period in 2000.  The primary source of this increased income is an increase in commissions earned on the sale of non-insured insurance annuities, mutual fund, and securities of $73,000 and an increase in gain on loan sales of $13,000 over the level achieved in 2000.

             Noninterest Expense.  Noninterest expenses increased by $1,196,000 or 23% to $6,339,000 for the three months ended March 31, 2001 compared with $5,143,000 for the same period in 2000.  The primary components of noninterest expenses were salaries and employee benefits, furniture and equipment expenses, occupancy expenses, professional fees, marketing supplies, and other operating expenses.

             For the three months ended March 31, 2001, salaries and related benefits increased by $807,000 or 32% to $3,313,000 from the $2,506,000 recorded for the same period in 2000. The salary expense increase was primarily the result of increased staffing levels needed for branch expansion into the San Francisco market and normal salary progression.  Premises and occupancy expenses increased by $59,000 or 15% to $465,000 for the three months ending March 31, 2001 from $406,000 during the same period in 2000.  The primary reason for the increase in occupancy costs in 2001 is related to retrofit charges for branch facilities in Atwater, Fresno, and Merced.  Equipment expenses increased by $34,000 or 6% to $624,000 during the three months ended March 31, 2001 from the $590,000 experienced during the same period in 2000.  When comparing the results of the three months ending March 31, 2001 to three months ending March 31, 2000, professional fees decreased by $44,000 or 27%, marketing expenses decreased by $17,000 or 7%, goodwill and intangible amortization expense did not change from 2000 levels, supplies expense increased by $74,000 or 58%, dividend expense on Capital Securities issued during 2001 and recorded in 2001 and other expenses  increased $220,000 or 24% from 2000 levels. Decreased professional fees were the result of decreased use of consultants to identify and develop profitability enhancement strategies, and increased supplies expense was the result of increased customer mailings and increased use of printed promotional materials over 2000 levels.

             Provision For Income Taxes.  The Company recorded a increase of $111,000 or 17% in the income tax provision to $767,000 for the three months ended March 31, 2001 compared to the $656,000 recorded for the same period in 2000.  During the first quarter of 2001, the Company experienced an effective tax rate of 29% compared to 30% recorded for the same period in 2000.  The decrease in the effective income tax rate during the first quarter of 2001 is primarily related to increased utilization of federal low income housing credits that were obtained from investments in limited partnerships in low-income affordable housing projects, and increased investments in Agency Preferred Stock.  The Company had investments in affordable housing projects of $6,800,000 as of March 31, 2001 and $5,800,000 as of March 31, 2000, resulting in tax credits of $150,000 and 140,000 respectively.

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

             The following tables set forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of March 31, 2001, using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

	At March 31, 2001
	Within 3 Months	After 3 But Within 12 Months	After 1 Year But Within 5 Years	After 5 Years	Noninterest- Bearing	Total
	(Dollars In Thousands)
Assets
Time deposits at other banks	$350	$-	$-	$-	$-	$350
Federal funds sold	29,280	-	-	-	-	29,280
Investment securities	6,332	5,182	38,056	153,221	16,641	219,432
Loans	196,318	61,006	112,078	47,384	-	416,786
Total earning assets	232,280	66,188	150,134	200,605	16,641	665,848
Noninterest-earning assets and allowances for loan losses	-	-	-	-	63,389	63,389
Total assets	$232,280	$66,188	$150,134	$200,605	$80,030	$729,237

Liabilities And Shareholders' Equity
Demand deposits	$-	$-	$-	$-	$100,390	$100,390
Savings, money market and NOW deposits	270,779	-	-	-	-	270,779
Time deposits	74,844	139,380	39,066	-	-	253,290
Other interest-bearing liabilities	7,000	-	16,000	13,142	-	36,142
Other liabilities, capital securities and shareholders' equity	-	-	-	6,000	62,636	68,636
Total liabilities, capital securities and shareholders' equity	352,623	139,380	55,066	19,142	163,026	$729,237
Incremental gap	(120,343)	(73,192)	95,068	181,463	(82,996)
Cumulative gap	$(120,343)	$(193,535)	$(98,467)	$82,996	$-
Cumulative gap as a % of earning assets	(18.07)%	(29.07)%	(14.79)%	12.46%

             The Company was liability-sensitive with a negative cumulative one-year gap of $(193,535,000) or (29.07)% of interest-earning assets at March 31, 2001.  In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

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

             An additional measure of interest rate sensitivity that the Company monitors through a detailed model is its expected change in net interest income.  This model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability.  It then measures the projected impact of changes in market interest rates on the Company's net interest income.  Based upon the March 31, 2001 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the market interest rates of 2%, this model estimates the Company's net interest income over the next year would decrease by $185,000 or 2% of net interest income.  No assurance can be given that the actual net interest income would not decrease by more than $185,000 or 2% in response to a 2% increase in market interest rates or that actual net interest income would not decrease substantially if market interest rates increased by more than 2%.

Financial Condition

              Total assets at March 31, 2001 were $729,237,000, an increase of $46,216,000 or 7% compared with total assets of $683,021,000 at December 31, 2000.  Net loans were $408,397,000 at March 31, 2001, an increase of $3,940,000 or 1% compared with net loans of $404,457,000 on December 31, 2000.  Deposits were $624,459,000 at March 31, 2001, an increase of $22,961,000 or 4% compared with deposits of $601,498,000 at December 31, 2000.  The increase in total assets of the Company from December 31, 2000 to March 31, 2001 was primarily the result of an increase in leverage that was maintained in the Company's investment portfolio and an increase in investments derived from increased certificates of deposit.

             On February 22, 2001, the Company issued $6,000,000 in Capital Securities through its 100% ownership position in the County Statutory Trust I.  The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 10.2% of the liquidation value of $1,000 per share.  The Capital Securities represent undivided beneficial interests in the Trust.  The Company owns all of the issued and outstanding common securities of the Trust.  Proceeds from the offering and from the issuance of common securities were invested in the Trust in the Company’s 10.2% Junior Subordinated Deferrable Interest Debentures due February 22, 2031 with an aggregate principal amount of $6,000,000.  The primary asset of the Trust is the Junior Debentures.  The obligations of the Trust with respect to the Capital Securities are fully and unconditionally guaranteed by us to the extent provided in the Guarantee Agreement with respect to the Capital Securities.  The proceeds are to be used for general corporate purposes.  The all-in costs of the Capital Securities was 10.39%.  The Capital Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes.

             Total shareholders' equity was $57,033,000 at March 31, 2001, an increase of $3,582,000 or 7% from $53,451,000 at December 31, 2000. The growth in shareholders’ equity from December 31, 2000 to March 31, 2001 was achieved through the retention of accumulated earnings.

Investment Portfolio.  The following table sets forth the carrying amount (fair value) of available for sale investment securities as of March 31, 2001 and December 31, 2000.

	March 31 2001	December 31 2000
(Dollars in thousands)
Available for sale securities:
U.S. Treasury and U.S. Government agencies	$33,528	$35,939
State and political subdivisions	24,772	24,170
Mortgage-backed securities	62,879	54,409
Collateralized mortgage obligations	29,327	29,015
Corporate debt securities	15,692	9,833
Equity securities	16,604	2,464
Carrying amount and fair value	$182,802	$155,830

             The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at March 31, 2001 and December 31, 2000.

	March 31 2001	December 31 2000
(Dollars in thousands)
Held To Maturity Securities:
Carrying amount (amortized cost):
U.S. Government agency	$4,599	$4,595
State and political subdivisions	4,372	4,375
Mortgage-backed securities	24,868	22,736
Collateralized mortgage obligations	2,791	3,516
	$36,630	$35,222
Fair Value:
U.S. Government agency	$4,771	$4,595
State and political subdivisions	4,492	4,453
Mortgage-backed securities	25,204	22,804
Collateralized mortgage obligations	2,846	3,560
	$37,313	$35,412

             The following table sets forth the maturities of the Company's debt security investments at March 31, 2001 and the weighted average yields of such securities calculated on a book value basis using the weighted average yields within each scheduled maturity grouping. Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts.  However, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.  Yields on municipal securities have been recalculated on a tax-equivalent basis.

	At March 31, 2001
	Within One Year		One To 5 Years		Five To Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(Dollars in thousands)
Available for Sale Securities:
Treasury and U.S. Government agency	$-	-%	$21,655	6.84%	$11,873	7.15%	$-	-	$33,528
State and political	-	-	-	-	8,902	4.32	15,870	4.43	24,772
Mortgage-backed securities	2	7.26	29	9.22	555	7.38	62,293	6.81	62,879
Collateralized mortgage obligations	-	-	-	-	-	-	29,327	6.78	29,327
Corporate debt securities	999	6.09	8,320	5.93	-	-	6,373	7.18	15,692
Carrying amount and fair value	1,001	7.57	30,004	6.49	21,330	6.09	113,863	6.20	166,198
Held to maturity securities:
Treasury and U.S. Government agency	-	-	4,599	6.70	-	-	-	-	4,599
State and political	-	-	-	-	-	-	4,372	5.14	4,372
Mortgage-backed securities	-	-	-	-	-	-	24,868	7.22	24,868
Collateralized mortgage obligations	-	-	-	-	-	-	2,791	7.67	2,791
Carrying amount (amortized cost)	-	-	4,599	6.70	-	-	32,031	6.39	36,630
Total securities	$1,001	7.57%	$34,603	6.74%	$21,330	6.64%	$145,894	6.22%	$202,828

             In the preceeding table, mortgage-backed securities and collateralized mortgage obligations are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules.  The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

Loan Portfolio. The following table shows the composition of the Company's loan portfolio at the dates indicated.

(Dollars in thousands)	At March 31, 2001		At December 31, 2000
Loan Categories:	Dollar Amount	Percent of loans	Dollar Amount	Percent of loans
Commercial	$78,272	19%	$71,920	17%
Agricultural	79,703	19	84,032	20
Real estate construction	35,612	9	30,133	7
Real estate mortgage	142,983	34	141,575	35
Consumer	80,216	19	85,004	21
Total	416,786	100%	412,664	100%
Less allowance for loan losses	(8,389)		(8,207)
Net loans	$408,397		$404,457

The table that follows shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at March 31, 2001:

	At March 31, 2001
	After 1 but
(Dollars in thousands)	Within 1 year	Within 5 years	After 5 years	Total
Commercial and agricultural
Loans with floating interest rates	$70,039	$28,325	$14,433	$112,797
Loans with fixed interest rates	7,258	22,913	15,007	45,178
Subtotal	77,297	51,238	29,440	157,975

Real estate construction
Loans with floating interest rates	23,921	3,479	5,330	32,730
Loans with fixed interest rates	2,137	210	535	2,882
Subtotal	26,058	3,689	5,865	35,612

Real estate mortgage
Loans with floating interest rates	7,638	19,983	72,741	100,362
Loans with fixed interest rates	2,104	3,975	36,542	42,621
Subtotal	9,742	23,958	109,283	142,983

Consumer Installment
Loans with floating interest rates	13,368	7,613	-	20,981
Loans with fixed interest rates	3,198	53,059	2,978	59,235
Subtotal	16,566	60,672	2,978	80,216

Total	$129,663	$139,557	$147,566	$416,786

             Off-Balance Sheet Commitments.  The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	March 31, 2001	December 31, 2000
Letters of credit	$2,505	$1,320
Commitments to extend credit	156,802	144,480
Total	$159,307	$145,800

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

(Dollars in thousands)	At March 31, 2001	At December 31, 2000
Cash surrender value of life insurance	$8,641	$6,075

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

             The following table summarizes nonperforming assets of the Company at March 31, 2001 and December 31, 2000:

	March 31, 2001	December 31, 2000
(Dollars in thousands)

Nonaccrual loans	$2,423	$2,243
Accruing loans past due 90 days or more	102	97
Total nonperforming loans	2,525	2,340
Other real estate owned	247	248
Total nonperforming assets	$2,772	$2,588
Nonperforming loans to total loans	.61%	.57%
Nonperforming assets to total assets	.38%	.38%

             Contractual accrued interest income on loans on nonaccrual status as of March 31, 2001 and 2000, that would have been recognized if the loans had been current in accordance with their original terms was approximately $276,000 and $258,000, respectively.

             At March 31, 2001, nonperforming assets represented .38% of total assets, no change in total assets compared to the .38% at December 31, 2000.  Nonperforming loans represented .61% of total loans at March 31, 2001, an increase of 4 basis points compared to the .57% at December 31, 2000.  Nonperforming loans that were secured by first deeds of trust on real property were $0 at March 31, 2001 and December 31, 2000.   Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

             The increase in nonperforming loans and nonperforming assets as of March 31, 2001 compared with their levels as of December 31, 2000, was due to a growth in nonperforming loans in the agricultural segment of the loan portfolio.

             At March 31, 2001, the Company had $247,000 invested in two properties acquired through foreclosure.  Each property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses.  The Company expects to sell most of these properties within a twelve month period.  No assurance can be given that the Company will sell such properties during 2001 or at any time or the amount for which such property might be sold.

             Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At March 31, 2001 and December 31, 2000, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent.  Impaired loans at March 31, 2001 were $2,423,000 (all of which were also nonaccrual loans), on account of which the Company had made provisions to the allowance for loan losses of $606,000.

             Except for loans that are disclosed above, there were no assets as of March 31, 2001, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

             The following table summarizes the loan loss experience of the Company for the three months ended March 31, 2001 and 2000, and for the year ended December 31, 2000.

	March 31		December 31
	2001	2000	2000
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$8,207	$6,542	$6,542
Provision for loan losses	750	763	3,286
Charge-offs:
Commercial andagricultural	155	207	423
Real estate construction	-	-	-
Consumer	511	400	1,971
Total charge-offs	666	607	2,394
Recoveries
Commercial and agricultural	5	5	410
Real estate-mortgage	-	-	-
Consumer	93	89	363
Total recoveries	98	94	773
Net charge-offs	568	513	1,621
Balance at end of period	$8,389	$6,792	$8,207
Loans outstanding at period-end	$416,786	$347,730	$412,664
Average loans outstanding	$410,554	$335,600	$369,367
Annualized net charge-offs to average loans	0.55%	0.6%1	0.44%
Allowance for loan losses
To total loans	2.01%	1.95%	1.99%
To nonperforming assets	302.63%	251.18%	317.12%

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

             The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded provisions for loan losses in the first three months of 2001 of $750,000 compared with $763,000 in the same period of 2000. The decrease in loan loss provisions in 2001 was recorded in relation to support needed to adequately provide for the general loan growth of the Company that has occurred during the quarter.

             The Company's charge-offs, net of recoveries, were $568,000 for the three months ended March 31, 2001 compared with $513,000 for the same three months in 2000. The increase in net charge-offs for the first quarter of 2001 was primarily due to increased charge-offs that occurred within the consumer installment segment of the loan portfolio. The increased charge-offs in this segment of the portfolio are primarily attributable to the strong loan growth that has occurred in this segment over the last several quarters.

             As of March 31, 2001, the allowance for loan losses was $8,389,000 or 2.01% of total loans outstanding, compared with $8,207,000 or 1.99% of total loans outstanding as of December 31, 2000 and $6,792,000 or 1.95% of total loans outstanding as of March 31, 2000. During the period March 31, 2000 through March 31, 2001, the allowance for loan loss increased $1,597,000 or 24%.

             The Company uses a method developed by management for determining the appropriate level of its allowance for loan losses. This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Company's loan grading and classification system. The Company grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Company's audit committee and management. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. General reserves are applied to various categories of loans at percentages ranging up to 1.8% based on the Company's assessment of credit risks for each category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or "Special Mention" carry a risk factor from 1.0% to 2.0%; (ii) "Substandard" loans carry a risk factor from 15% to 40% depending on collateral securing the loan, if any; (iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. In addition, a portion of the allowance is specially allocated to identified problem credits. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

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

             The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $242,794,000 and $203,698,000 on March 31, 2001 and December 31, 2000, respectively, and constituted 33% and 30% of total assets on those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $119,325,000 at March 31, 2001 compared with $124,396,000 at December 31, 2000.

             Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $57,822,000 of which $26,000,000 was outstanding as of March 31, 2001 and $14,600,000 was outstanding as of December 31, 2000. Funds received causing an increase in outstanding short term borrowings during the first quarter of 2001 were used to purchase securities within the investment portfolio. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

             Capital Resources. Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $3,582,000 or 7% from December 31, 2000 to March 31, 2001.

             The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements. Management believes, as of March 31, 2001, that the Company and the Bank met all capital requirements to which they are subject. The Company’s leverage capital ratio at March 31, 2001 was 7.32% as compared with 7.56% as of December 31, 2000. The Company’s total risk based capital ratio at March 31, 2001 was 10.86% as compared to 10.92% as of December 31, 2000.

             The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of March 31, 2001 and were summarized as follows:

Dollars in thousands	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
Consolidated	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2001
Total capital (to risk weighted assets)	$64,394	11.98%	$42,996	8.0%	$53,746	10.0%
Tier 1 capital (to risk weighted assets)	57,655	10.73	21,498	4.0	32,247	6.0
Leverage ratio*	57,655	8.41	27,432	4.0	34,289	5.0

The Bank:
As of March 31, 2001
Total capital (to risk weighted assets)	$55,211	10.39%	$42,510	8.0%	$53,137	10.0%
Tier 1 capital (to risk weighted assets)	48,547	9.14	21,254	4.0	31,882	6.0
Leverage ratio*	48,547	7.14	27,195	4.0	33,994	5.0

* The leverage ratio consists of Tier 1 capital divided by adjusted quarterly average assets.The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

             The Company has no formal dividend policy, and dividends are issued solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory requirements. In order to pay any cash dividends, the Company must receive payments of dividends or management fees from the Bank. There are certain regulatory limitations on the payment of cash dividends by banks.

             Deposits. Deposits are the Company's primary source of funds. At March 31, 2001, the Company had a deposit mix of 30% in savings deposits, 41% in time deposits, 13% in interest-bearing checking accounts and 16% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

             The Company obtains deposits primarily from the communities it serves.No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At March 31, 2001, the Company had brokered deposits of $6,953,000.

             Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2001 and December 31, 2000 are summarized as follows:

	March 31, 2001	December 31, 2000
	(Dollars in thousands)

Three months or less	$28,384	$45,233
Over three to six months	17,998	20,643
Over six to twelve months	45,282	16,526
Over twelve months	14,151	10,252
Total	$105,815	$93,654

Borrowed Funds

             The increase in other borrowings during the first quarter of 2001 was primarily due to the use of a leveraged investment strategy that uses additional FHLB borrowings to fund purchases of investment securities within the Bank’s investment portfolio.

Return on Equity and Assets

	Three months ended March 31	Three months ended March 31	Year ended December 31
	2001	2000	2000
Annualized return on average assets	1.11%	1.08%	1.09%
Annualized return on average equity	13.93%	13.73%	14.33%
Average equity to average assets	7.96%	7.85%	7.64%

Impact of Inflation

             The primary impact of inflation on the Company is its effect on interest rates. The Company’s primary source of income is net interest income which is affected by changes in interest rates. The Company attempts to limit inflation’s impact on its net interest margin through management of rate sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment, as well as on interest expenses, has not been significant for the periods covered in this report.

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

             On March 31, 2001, the interest rate position of the Company was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be approximately 1-2% of net interest income when compared to stable rates. See "BUSINESS - Selected Statistical Information - Interest Rate Sensitivity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

PART II - Other Information

Item 1.     Legal Proceedings

The Company is a party to routine litigation in the ordinary course of its business.In the opinion of management, pending and threatened litigation is not likely to have a material adverse effect on the financial condition or results of operations of the Company. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Memorandum of Understanding.” contained herein.

Item 2.     Changes in Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Securities Holders.

None.

Item 5.     Other Information.

In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

Item 6.     Exhibits and Reports on Form 8-K.

             (a)         Exhibits.

Exhibits	Description of Exhibits

3.1	Articles of Incorporation, incorporated by reference from (filed as Exhibit 3.1 of the Company’s March 31, 1996 Form 10Q filed with the SEC on or about November 14, 1996).	*

3.2	Bylaws (filed as Exhibit 3.2 of the Company’s March 31, 1996 Form 10Q filed with the SEC on or about November 14, 1996.)	*

10	Employment agreement between Thomas T. Hawker and Capital Corp. (Filed as Exhibit 10 of the Company’s 2000 form 10K filed with the SEC on or about March 30, 2001)	*

10.1	Administration Construction Agreement (filed as Exhibit 10.4 of the Company’s 1995 Form 10K filed with the SEC on or about March 31, 1996).	*

10.2	Stock Option Plan (filed as Exhibit 10.6 of the Company’s 1995 Form 10K filed with the SEC on or about March 31, 1996).	*

10.3	401 (k) Plan (filed as Exhibit 10.7 of the Company’s 1995 Form 10K filed with the SEC on or about March 31, 1996).	*

10.4	Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company’s 1995 Form 10K filed with the SEC on or about March 31, 1996).	*

10.5	Purchase Agreement for three branches from Bank of America is incorporated herein by reference from Exhibit 2.1 Registration Statement on Form S-2 filed July 14, 1997, File No. 333-31193.	*

10.6	Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the West (filed as Exhibit 10.6 of the Company’s 1999 Form 10K with the SEC on or about March 17, 2000).	*

10.7	Deferred Compensation Agreement between members of the board of directors and Capital Corp of the West (filed as Exhibit 10.7 of the Company’s 1999 Form 10K with the SEC on or about March 17, 2000).	*

10.8	Executive Salary Continuation Agreement between certain members of executive management and Capital Corp of the West (filed as Exhibit 10.8 of the Company’s 1999 Form 10K with the SEC on or about March 17, 2000).	*

             (b)         Reports on Form 8-K

             None

* Denotes documents which have been incorporated by reference.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST
(Registrant)

By/s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

By/s/ R. Dale McKinney
R. Dale McKinney
Chief Financial Officer