Form 10-Q
period 2001-06-30
CAPITAL CORP OF THE WEST
filed 2001-08-14
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________

Commission File Number: 0-27384

          CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791

(State or other jurisdiction of incorporation or organization)	IRS Employer ID Number

550 West Main, Merced, CA 95340

(Address of principal executive offices)

Registrant’s telephone number, including area code:    (209) 725-2200

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
Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, no par value, as of June 30, 2001 was 4,854,812.  No shares of preferred stock, no par value, were outstanding at June 30, 2001.

Capital Corp of the West
Table of Contents

PART I.  — FINANCIAL INFORMATION

PART II.  — OTHER INFORMATION

Capital Corp of the West
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31

	2001	2000

	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$34,601	$46,353
Federal funds sold	6,785	1,415
Time deposits at other financial institutions	500	100
Investment securities available for sale, at fair value	202,354	155,830
Investment securities held to maturity at cost, fair value of $40,843,000, and $35,412,000 at June 30, 2001 and December 31, 2000, respectively	40,274	35,222
Loans, net of allowance for loan losses of $8,802,000 and $8,207,000 at June 30, 2001 and December 31, 2000	439,810	404,457
Interest receivable	5,451	5,215
Premises and equipment, net	13,570	13,021
Intangible assets	3,881	4,277
Other assets	23,799	17,131

Total assets	$771,025	$683,021

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$106,174	$107,581
Negotiable orders of withdrawal	82,521	84,521
Savings	200,678	184,073
Time, under $100,000	155,570	131,669
Time, $100,000 and over	111,193	93,654

Total deposits	656,136	601,498

Short term borrowings	38,649	19,272
Long term borrowings	3,128	3,155
Accrued interest, taxes and other liabilities	7,973	5,645

Total liabilities	705,886	629,570

Trust Preferred Securities	6,000	-

Preferred Stock, no par value; 10,000,000 shares authorized; None outstanding	-	-
Common stock, no par value; 20,000,000 shares authorized; 4,854,812 and 4,779,644 issued & outstanding at June 30, 2001 and December 31, 2000	39,583	35,918
Retained earnings	18,354	17,449
Accumulated other comprehensive income	1,202	84

Total shareholders’ equity	59,139	53,451

Total liabilities and shareholders’ equity	$771,025	$683,021

See accompanying notes

Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$10,497	$9,242	$21,277	$17,721
Interest on deposits with other financial institutions	5	6	7	18
Interest on investments held to maturity:
Taxable	551	506	1,127	997
Non-taxable	55	56	111	112
Interest on investments available for sale:
Taxable	2,539	2,041	4,795	3,877
Non-taxable	272	286	544	571
Interest on federal funds sold	227	224	571	298

Total interest income	14,146	12,361	28,432	23,594

Interest expense:
Interest on negotiable orders of withdrawal	61	124	152	245
Interest on savings deposits	1,614	1,773	3,421	3,287
Interest on time deposits, under $100,000	2,099	1,472	4,191	2,795
Interest on time, $100,000 and over	1,431	1,236	2,922	2,226
Interest on other borrowings	463	436	853	792

Total interest expense	5,668	5,041	11,539	9,345

Net interest income	8,478	7,320	16,893	14,249
Provision for loan losses	789	768	1,539	1,531

Net interest income after provision for loan losses	7,689	6,552	15,354	12,718

Other income:
Service charges on deposit accounts	1,004	871	1,906	1,684
Income from real estate held for sale	-	381	-	381
Other	570	392	1,021	726

Total other income	1,574	1,644	2,927	2,791

Other Expenses:
Salaries and related benefits	3,328	2,715	6,641	5,221
Equipment	680	654	1,304	1,244
Premises and occupancy	519	422	984	828
Professional fees	99	334	216	495
Marketing	230	236	441	464
Goodwill and intangible amortization	198	198	396	396
Supplies	252	186	454	314
Dividend Expense on Capital Securities	155	-	218	-
Other	1,015	910	2,161	1,836

Total other expenses	6,476	5,655	12,815	10,798

Income before income taxes	2,787	2,541	5,466	4,711
Provision for income taxes	806	741	1,573	1,397

Net income	$1,981	$1,800	$3,893	$3,314

Comprehensive Income:
Unrealized (loss) gain on securities arising during the period	(97)	(187)	1,118	(264)

Comprehensive income, net	$1,884	$1,613	$5,011	$3,050

Basic earnings per share	$0.41	$0.38	$0.81	$0.70
Diluted earnings per share	$0.40	$0.37	$0.78	$0.68

See accompanying notes Capital Corp of the West

Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

(Amounts in thousands)
	Common Stock			Accumulated
				other
	Number of shares	Amounts	Retained earnings	comprehensive loss, net	Total

Balance, December 31, 2000	4,552	$35,918	$17,449	$84	$53,451

5% stock dividend, including cash payment for fractional shares	228	2,981	(2,988)	-	(7)

Exercise of stock options	49	334	-	-	334

Issuance of shares pursuant to 401K and ESOP plans	26	350	-	-	350

Net change in fair market value of investment securities, net of tax effect of $(447)	-	-	-	1,118	1,118

Net income	-	-	3,893	-	3,893

Balance, June 30, 2001	4,855	$39,583	$18,354	$1,202	$59,139

See accompanying notes

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)

	6 months ended	6 months ended
	06/30/01	06/30/00

	(In thousands)
Operating activities:
Net income	$3,893	$3,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,539	1,531
Depreciation, amortization and accretion, net	1,447	1,164
Gain on sale of real estate held for sale	-	381
Net increase in interest receivable & other assets	(7,657)	(2,556)
Net increase in deferred loan fees	52	125
Net increase in accrued interest payable & other liabilities	2,328	1,305

Net cash provided by operating activities	1,602	5,264

Investing activities:
Investment security purchases	(64,595)	(39,047)
Proceeds from maturities of investment securities	14,778	6,663
Proceeds from sales of AFS investment securities	-	1,725
Net (increase) decrease in time deposits in other financial institutions	(400)	500
Proceeds from sales of commercial and real estate loans	1,605	1,315
Net increase in loans	(38,540)	(39,903)
Purchases of premises and equipment	(1,497)	(734)
Proceeds from sales of real estate held for sale	-	381

Net cash used by investing activities	(88,649)	(69,100)

Financing activities:
Net increase in demand, NOW and savings deposits	13,198	23,545
Net increase in certificates of deposit	41,440	29,480
Net increase in other borrowings	19,350	6,468
Issuance of Capital Securities	6,000	-
Issuance of shares pursuant to 401k and ESOP plans	350	-
Exercise of stock options	334	149
Cash in lieu fractional shares from stock dividend	(7)	-

Net cash provided by financing activities	80,665	59,642

Net decrease in cash and cash equivalents	(6,382)	(4,194)

Cash and cash equivalents at beginning of period	47,768	50,222

Cash and cash equivalents at end of period	$41,386	$46,028

Cash Paid during the quarter:
Interest paid	$11,705	$9,554
Income tax payments	2,325	1,770
Supplemental disclosure of noncash investing and financing activities:
Investment securities net unrealized gains (losses); net of tax	1,118	(264)
Loans transferred to other real estate owned	335	143

See accompanying notes

Capital Corp of the West
Notes to Consolidated Financial Statements
June 30, 2001 and December 31, 2000
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

             The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Authorized Preferred Stock.  As of June 30, 2001 there were 4,854,812 common shares outstanding, held of record by approximately 2,500 shareholders.  There were no preferred shares outstanding at June 30, 2001.  The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”) and County Asset Advisors (“CAA”).  CAA is currently inactive.  All references herein to the “Company” include the Bank, the Bank’s subsidiaries and Capital West Group unless context otherwise requires.

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

INDUSTRY AND MARKET AREA

             The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Joaquin, Stanislaus, Toulumne and Tulare counties.  The Bank has eighteen branch offices: two in Merced with one branch centrally located in Merced and the other in downtown Merced within the Bank’s administrative office building, two in Modesto, two in Turlock and single offices in Atwater, Dos Palos, Fresno, Hilmar, Los Banos, Livingston, Madera, Mariposa, San Francisco, Sonora, Stockton and Visalia.

OTHER FINANCIAL NOTES

             All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at June 30, 2001 and December 31, 2000 and the results of operations for the three and six month periods ended June 30, 2001 and 2000, and the statements of cash flows for the six months ended June 30, 2001 and 2000 have been included.  The interim results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report for the year ended December 31, 2000.

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

             The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and six month periods ending June 30, 2001 and 2000:

	For the three months		For the six months
	ended June 30,		ended June 30,

(In thousands, except per share data)	2001	2000	2001	2000

Basic EPS computation:
Net income	$1,981	$1,800	$3,893	$3,314

Average common shares outstanding	4,844	4,752	4,825	4,743

Basic EPS	$0.41	$0.38	$0.81	$0.70

Diluted EPS Computations:
Net income	$1,981	$1,800	$3,893	$3,314

Average common shares outstanding	4,844	4,752	4,825	4,743
Stock options	156	123	146	123

	5,000	4,875	4,971	4,866

Diluted EPS	$0.40	$0.37	$0.78	$0.68

             On February 22, 2001, the Company issued $6,000,000 in Trust Preferred Securities through its 100% ownership position in the County Statutory Trust I.  The Trust Preferred Securities pay quarterly cumulative cash distributions at an annual rate of 10.2% of the liquidation value of $1,000 per share.  The Trust Preferred Securities represent undivided beneficial interests in the Trust.  The Company owns all of the issued and outstanding common securities of the Trust.  Proceeds from the offering and from the issuance of common securities were invested in the Trust in the Company’s 10.2% Junior Subordinated Deferrable Interest Debentures due February 22, 2031 with an aggregate principal amount of $6,000,000.  The primary asset of the Trust is the Junior Debentures.  The obligations of the Trust with respect to the Trust Preferred Securities are fully and unconditionally guaranteed by us to the extent provided in the Guarantee Agreement with respect to the Capital Securities.  The proceeds are to be used for general corporate purposes.  The all-in costs of the Trust Preferred Securities was 10.39%.  The Trust Preferred Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes.

             Impact of Recently Issued Accounting Standards

             In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

             The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002.  Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

             Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

             In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

             Finally, any unamortized negative goodwill [and negative equity-method goodwill] existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

             As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,405,000, unamortized identifiable intangible assets in the amount of $2,080,000, and no unamortized negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $56,000 and $112,000 for the six months ended June 30, 2001 and the year ended December 31, 2000.  Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 2.              Management's Discussion And Analysis Of Financial Condition
And Results Of Operations

             The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “experts”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

             Readers of the Company’s Form 10-Q should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2000 annual Report on Form 10-K.  These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent of liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Results Of Operations

             Overview.  For the three and six months ended June 30, 2001 the Company reported record net income of $1,981,000 and $3,893,000.  This compares to $1,800,000 and $3,314,000 for the same period in 2000 and represents an increase of $181,000 and $579,000.  Basic and diluted earnings per share were $.41 and $.40 for the three months ending June 30, 2001. This compares to basic and diluted earnings per share of $.38 and $.37 for the three months ending June 30, 2000 and represents an increase of $0.03 per basic and diluted share. The annualized return on average assets was 1.08% and 1.18% for the three months ended June 30, 2001 and 2000.  The Company's annualized return on average equity was 13.80% and 15.73% for the three months ended June 30, 2001 and 2000.

             The following tables provides a summary of the major categories of income and expense for the second quarter of 2001 compared with the second quarter of 2000 and for the first six months of 2001 compared with the first six months of 2000:

	Three Months
	Ending June 30,		Percentage Change
	2001	2000	Increase (decrease)
	(in thousands, except earnings per share)

Interest income	$14,146	$12,361	14.4%
Interest expense	5,668	5,041	12.4
Net interest income	8,478	7,320	15.8
Provisions for loan losses	789	768	2.7
Net interest income after provision for loan losses	7,689	6,552	17.4
Other income	1,574	1,644	(4.3)
Other expenses	6,476	5,655	14.5
Net income before income taxes	2,787	2,541	9.7
Income taxes	806	741	8.8
Net income	1,981	1,800	10.1
Diluted earnings per common share	0.40	0.37	8.1

	Six Months
	Ending June 30,		Percentage Change
	2001	2000	Increase (decrease)
	(in thousands, except earnings per share)

Interest income	$28,432	$23,594	20.5%
Interest expense	11,539	9,345	23.5
Net interest income	16,893	14,249	18.6
Provisions for loan losses	1,539	1,531	0.5
Net interest income after provision for loan losses	15,354	12,718	20.7
Other income	2,927	2,791	4.9
Other expenses	12,815	10,798	18.7
Net income before income taxes	5,466	4,711	16.0
Income taxes	1,573	1,397	12.6
Net income	3,893	3,314	17.5
Diluted earnings per common share	0.78	0.68	14.7

             Net Interest Income.  The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three and six months ended June 30, 2001 totaled $8,478,000 and $16,893,000 and represented an increase of $1,158,000 and $2,644,000 when compared to the $7,320,000 and $14,249,000 achieved during the three and six months ended June 30, 2000.

             Total interest and fees on earning assets were $14,146,000 and $28,432,000 for the three and six months ended June 30, 2001, an increase of $1,785,000 and $4,838,000 from the $12,361,000 and $23,594,000 for the same period in 2000.  The level of interest income is affected by changes in volume of and rates earned on interest–earning assets.  Interest–earning assets consist primarily of loans, investment securities and federal funds sold.  The increase in interest income for the three and six months ended June 30, 2001 was primarily the result of an increase in the volume of interest–earning assets.  Average interest–earning assets for the three and six months ended June 30, 2001 were $668,802,000 and $650,423,000 compared with $544,401,000 and $525,122,000 for the three and six months ended June 30, 2000, an increase of $124,401,000 and $125,301,000 or 22.9% and 23.9%.

             Interest expense is a function of the volume of and the rates paid on interest–bearing liabilities.  Interest–bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $5,668,000 and $11,539,000 for the three and six months ended June 30, 2001, compared with $5,041,000 and $9,345,000 for the three and six months ended June 30, 2000, an increase of $627,000 and $2,194,000 or 12.4% and 23.5%. This increase was primarily the result of an increase in the volumes of interest–bearing liabilities. Average interest–bearing liabilities were $563,895,000 and $546,964,000 for the three and six months ended June 30, 2001 compared with $469,183,000 and $452,757,000 for the same three and six months in 2000, an increase of $94,712,000 and $87,336,000 or 20.2 and 19.3%.  Average interest rates paid on interest-bearing liabilities were 4.02% and 4.27% for the three and six months ending June 30, 2001 compared with 4.30 and 4.13% for the same three and months of 2000, a decrease of 28 basis points or 6.5% and an increase of 14 basis points or 3.4% for these periods.

             The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets.  Internal growth has been achieved primarily through expanding loan and deposit balances through our existing branch network.

                          The Company's net interest margin, the ratio of net interest income to average interest–earning assets, was 5.13% and 5.22% for the three and six months ended June 30, 2001 compared with 5.45% and 5.46% for the same periods in 2000, a decrease of 32 and 24 basis points for the three and six months ending June 30, 2001 compared to the same three and six months ending June 30, 2000.  Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured.  The Company's decrease in net interest margin for the three and six months ending June 30, 2001 was primarily attributable to the decrease in market rates experienced during 2001.  Loans as a percentage of average interest-earning assets were 64% for the three months ended June 30, 2001 compared to 65% for the three months ended June 30, 2000.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended			Three months ended
	June 30, 2001			June 30, 2000
	Average Balance	Interest	Taxable Equivalent Yield/rate	Average Balance	Interest	Taxable Equivalent Yield/rate
			(Dollars In thousands)
Assets
Federal funds sold	$20,759	$227	4.37%	$13,821	$224	6.48%
Time deposits at other financial institutions	427	5	4.68	483	6	4.97
Taxable investment securities	193,888	3,090	6.37	143,981	2,547	7.08
Nontaxable investment securities (1)	28,991	423	5.84	29,709	442	5.95
Loans, gross: (2)	424,737	10,497	9.89	356,407	9,242	10.37

Total interest-earning assets:	668,802	14,242	8.52	544,401	12,461	9.16
Allowance for loan losses	(8,608)			(6,801)
Cash and due from banks	26,453			22,976
Premises and equipment, net	13,323			13,083
Interest receivable and other assets	33,108			28,273

Total assets	$733,078			$601,932

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$81,995	$61	0.30%	$73,917	$124	0.67%
Savings deposits	193,457	1,614	3.34	177,380	1,773	4.00
Time deposits	255,454	3,530	5.53	191,402	2,708	5.66
Other borrowings	32,989	463	5.61	26,484	436	6.59

Total interest–bearing liabilities	563,895	5,668	4.02	469,183	5,041	4.30

Noninterest–bearing deposits	100,391			82,517
Accrued interest, taxes and other liabilities	5,387			4,457

Total liabilities	669,673			556,157

Trust Preferred Capital Securities	6,000			-

Total shareholders' equity	57,405			45,775

Total liabilities and shareholders' equity	$733,078			$601,932

Net interest income and margin (3)		$8,574	5.13%		$7,420	5.45%

(1)         Interest on tax advantaged securities such as municipal securities is computed on a taxable–equivalent basis
(2)         Amounts of interest earned includes loan fees of $266,000 and $190,000 for June 30, 2001 and 2000 respectively.
(3)         Net interest margin is computed by dividing net interest income by total average interest–earning assets.

The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the six month periods indicated.  Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

	Six months ended			Six months ended
	June 30, 2001			June 30, 2001
	Average Balance	Interest	Yield/rate	Average Balance	Interest	Yield/rate
			(In thousands)
Assets
Federal funds sold	$22,761	$571	5.02%	$9,544	$298	6.24%
Time deposits at other financial institutions	269	7	5.20	702	18	5.13
Taxable investment securities	180,711	5,922	6.55	139,115	4,874	7.01
Nontaxable investment securities (1)	28,997	751	5.18	29,758	782	5.26
Loans, gross: (2)	417,685	21,277	10.19	346,003	17,721	10.24

Total interest-earning assets:	650,423	28,528	8.77	525,122	23,693	9.02
Allowance for loan losses	(8,506)			(6,762)
Cash and due from banks	26,716			22,827
Premises and equipment, net	13,190			13,126
Interest receivable and other assets	29,769			27,575

Total assets	$711,592			$581,888

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$81,224	$152	0.37%	$72,884	$245	0.67%
Savings deposits	190,159	3,421	3.60	174,187	3,287	3.77
Time deposits	246,254	7,113	5.78	181,603	5,021	5.53
Other borrowings	29,327	853	5.82	24,083	792	6.58

Total interest–bearing liabilities	546,964	11,539	4.22	452,757	9,345	4.13

Noninterest–bearing deposits	98,548			79,711
Accrued interest, taxes and other liabilities	5,652			4,484

Total liabilities	651,164			536,952

Trust Preferred Capital Securities	4,276	-

Total shareholders' equity	56,152			44,936
Total liabilities and shareholders' equity	$711,592			$581,888

Net interest income and margin (3)		$16,989	5.22%		$14,348	5.46%

(1)         Interest on tax advantaged securities such as municipal securities is computed on a tax-equivalent basis.
(2)         Amounts of interest earned includes loan fees of $533,000 and $326,000 for June 30, 2001 and 2000 respectively.
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

	Three Months Ended
	June 30, 2001 compared to June 30, 2000
	Volume	Rate	Total

	(Dollar in thousands)
Increase (decrease) in interest income:
Federal funds sold	$178	$(175)	$3
Time deposits at other financial institutions	(1)	-	(1)
Taxable investment securities	1,196	(654)	542
Tax-exempt investment securities	(5)	(13)	(18)
Loans	1,705	(450)	1,255

Total	3,073	(1,292)	1,781

Increase (decrease) interest expense:
Interest bearing demand	12	(75)	(63)
Savings deposits	151	(310)	(159)
Time deposits	886	(64)	822
Other borrowings	97	(70)	27

Total	1,146	(519)	627

Increase in net interest income	$1,927	$(773)	$1,154

	Six Months Ended
	June 30, 2001 compared to June 30, 2000
	Volume	Rate	Total

	(Dollar in thousands)

Increase (decrease) in interest income:
Federal funds sold	$444	$(171)	$273
Time deposits at other financial institutions	(12)	1	(11)
Taxable investment securities	1,899	(852)	1,047
Tax-exempt investment securities	(20)	(11)	(31)
Loans	3,839	(282)	3,557

Total	6,150	(1,315)	4,835

Increase (decrease) interest expense:
Interest bearing demand	70	(163)	(93)
Savings deposits	495	(361)	134
Time deposits	1,859	233	2,092
Other borrowings	279	(218)	61

Total	2,703	(509)	2,194

Increase in net interest income	$3,447	$(806)	$2,641

                          Provision For Loan Losses.  The provision for loan losses for the three and six months ended June 30, 2001 was $789,000 and $1,539,000 which compares with $768,000 and $1,531,000 for the three and six months ended June 30, 2000.   See "Allowance for Loan Losses" contained herein.  As of June 30, 2001 the allowance for loan losses was $8,802,000 or 1.96% of total loans.  At June 30, 2001, nonperforming assets totaled $3,035,000 or .39% of total assets, nonperforming loans totaled $2,453,000 or .55% of total loans and the allowance for loan losses totaled 359% of nonperforming loans.  At December 31, 2000, nonperforming assets totaled $2,588,000 or .38% of total assets, nonperforming loans totaled $2,340,000 or .57% of total loans and the allowance for loan losses totaled 351% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

             Other Income.  Total other income for the three and six months ended June 30, 2001 was $1,574,000 and $2,927,000 which compares with $1,644,000 and $2,791,000 for the same periods in 2000.  Service charges on deposit accounts increased by $133,000 and 222,000 or 15.3% and 13.2% to $1,004,000 and $1,906,000 for the three and six months ended June 30, 2001 compared with $871,000 and $1,684,000 for the same three and six month period in 2000.  Income from the sale of real estate held for sale or development decreased by $381,000 over 2000 levels, as there were no real estate sales during the second quarter of 2001. The $381,000 gain on sale of real estate recorded during the second quarter of 2000 resulted from the sale of the last remaining land parcel held by MAID, a real estate subsidiary of County Bank.  The book value of this property had been previously written off.  Other income, which includes commissions earned on the retail sale of securities and annuities and dividends received on life insurance policies, increased by $178,000 and $295,000 or 45% and 41% for the three and six month period ended June 30, 2001 to 570,000 and $1,021,000.  This compares to $392,000 and $726,000 in other income for the three and six months ended June 30, 2000.

             Other Expense.  Noninterest expenses for the three and six months ended June 30, 2001 were $6,476,000 and $12,815,000 which compares with $5,655,000 and $10,798,000 for the three and six months ended June 30, 2000. The primary components of noninterest expenses were salaries and related benefits, equipment expenses, premises and occupancy expenses, professional fees, marketing expenses, goodwill and intangible amortization expense, supplies expense, and other operating expenses.

             For the three and six months ended June 30, 2001, salaries and related benefits increased by $613,000 and $1,420,000 over the same period in 2000 to $3,328,000 and $6,641,000.  Equipment expenses increased by $26,000 and $60,000 or 4% and 5% during the three and six months ended June 30, 2001 to $680,000 and $1,304,000 from the $654,000 and $1,244,000 experienced during the three and six months ending June 30, 2000.  When comparing the results of the three and six months ending June 30, 2001 with the results of the three and six months ending June 30, 2000, premises and occupancy expenses increased $97,000 and $156,000 or 23% and 19%, professional fees decreased by $235,000 and $279,000 or 70% and 56%, marketing expenses increased by $6,000 and decreased by $23,000 or 3% and 5%, supplies expense increased by $66,000 and $140,000 or 35% and 45%, and other expenses increased by $105,000 and $325,000 or 12% and 18%.  The salary expense increases were primarily the result of increased staffing levels and normal salary progression.  Increased equipment expenses were primarily the result of increased spending on technology and processing equipment.  Increased spending on premises and occupancy is primarily related to increased spending on branch office maintenance and repair.  Decreased professional fees were primarily the result of decreased use of outside consulting firms.  Decreased marketing expenses were primarily the result of decreased media spending on network and cable television advertising.  Increased supplies expense was primarily the result of increased use of supplies in supporting increased loan and deposit volumes.  The increase in other expense was primarily the result of increased transaction volumes that have accompanied balance sheet growth.

                          Provision For Income Taxes.  The Company recorded an increase of $65,000 and $176,000 in the income tax provision to $806,000 and $1,573,000 for the three and six months ended June 30, 2001compared to the $741,000 and $1,397,000 recorded for the same periods in 2000.  For the three and six months ended June 30, 2001, the Company experienced an effective tax rate of 29% compared to 29% and 30% recorded for the same periods in 2000.  The increase in income taxes during the six months ending June 30, 2001 as compared to the same period in 2000 is primarily related to an overall increase in pretax earnings.  The decrease in effective tax rates during the six months ending June 30, 2001 as compared to the same period in 2000 is primarily related to an increased utilization of federal low income housing tax credits that were obtained from investments in limited partnerships in low-income affordable housing projects and increased investments in Agency Preferred Stock.  The Company had investments in these partnerships of $6,026,000 and $5,238,000 as of June 30, 2001 and 2000 which generated estimated tax credits of $150,000 and $300,000 for the three and six months ended June 30, 2001 compared with $105,000 and $245,000 for the same periods in 2000.

Interest Rate Risk Management

             Managing interest rate risk is an integral part of managing a banking institution's primary source of income, net interest income.  The Company manages the balance between rate–sensitive assets and rate–sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates.  The Company considers its rate–sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year.  These assets include certain loans, investment securities and federal funds sold.  Rate–sensitive liabilities are those which allow for periodic interest rate changes within one year and include maturing time certificates, certain savings deposits and interest–bearing demand deposits.  The difference between the aggregate amount of assets and liabilities that reprice at various time frames is called the "gap." Generally, if repricing assets exceed repricing liabilities in a time period the Company would be considered to be asset–sensitive.  If repricing liabilities exceed repricing assets in a time period the Company would be considered to be liability–sensitive.  Generally, the Company seeks to maintain a balanced position whereby there is no significant asset or liability sensitivity within a one–year period to ensure net interest margin stability in times of volatile interest rates.  This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

             The following tables set forth the interest rate sensitivity of the Company’s interest–earning assets and interest–bearing liabilities as of June 30, 2001, using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate–sensitive within a specified period when it can be repriced or matures within its contractual terms.

	At June 30, 2001

		After 3	After 1
		But	Year But
	Within	Within	Within	After	Noninterest-
	3 Months	12 Months	5 Years	5 Years	Bearing	Total

			(Dollars In Thousands)
Assets
Time deposits at other banks	$500	$-	$-	$-	$-	$500
Federal funds sold	6,785	-	-	-	-	6,785
Investment securities	6,324	4,426	50,652	163,282	17,944	242,628
Loans	239,331	52,918	105,402	50,961	-	448,612

Total earning assets	252,940	57,344	156,054	214,243	17,944	698,525
Noninterest–earning assets and allowances for loan losses	-	-	-	-	72,500	72,500

Total assets	$252,940	$57,344	$156,054	$214,243	$90,444	$771,025

Liabilities And
Shareholders' Equity
Demand deposits	$-	$-	$-	$-	$106,174	$106,174
Savings, money market and NOW deposits	283,199	-	-	-	-	283,199
Time deposits	43,940	188,036	34,787	-	-	266,763
Other interest–bearing liabilities	7,649	8,000	13,000	13,128	-	41,777
Other liabilities, capital securities and shareholders' equity	-	-	-	6,000	67,112	73,112

Total liabilities, capital securities and shareholders' equity	334,788	196,036	47,787	19,128	173,286	771,025
						$
Incremental gap	(81,848)	(138,692)	108,267	195,115	(82,842)
Cumulative gap	$(81,848)	$(220,540)	$(112,273)	$82,842	$-
Cumulative gap as a % of earning assets	(11.72)%	(31.57)%	(16.07)%	11.86%

             The Company was liability–sensitive with a negative cumulative one–year gap of $220,540,000 or (31.57)% of interest–earning assets at June 30, 2001.  In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin.

             The interest rate gaps reported in the tables arise when assets are funded with liabilities having different repricing intervals.  Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate sensitivity in subsequent periods.  Active management dictates that longer–term economic views are balanced against prospects for short–term interest rate changes in all repricing intervals.  For purposes of the analysis above, repricing of fixed–rate instruments is based upon the contractual maturity of the applicable instruments.  Actual payment patterns may differ from contractual payment patterns.  The change in net interest income may not always follow the general expectations of an asset–sensitive or liability–sensitive balance sheet during periods of changing interest rates, because interest rates earned or paid may change by differing increments and at different time intervals for each type of interest–sensitive asset and liability.  As a result of these factors, at any given time, the Company may be more sensitive or less sensitive to changes in interest rates than indicated in the above tables.  Greater liability sensitivity would have a more adverse effect on net interest margin if market interest rates were to increase, and a more favorable effect if rates were to decrease.

             In order to manage interest rate sensitivity, the Company utilizes a detailed model to expected change in net interest income.  The model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest–sensitive asset and liability.  It then measures the projected impact of changes in market interest rates on the Company's net interest income.  Based upon the June 30, 2001 mix of interest–sensitive assets and liabilities, given an immediate and sustained decrease in the market interest rates of 2%, this model estimates the Company's cumulative change in net interest income over the next year would decrease by approximately $1,133,000 or 3% of annualized net interest income.  Based upon the June 30, 2001 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the market interest rates of 2%, this model estimates the Company's cumulative change in net interest income over the next year would decrease by approximately $130,000 or less than 1% of annualized net interest income.  No assurance can be given that actual net interest income would not decrease by more than $1,133,000 or 3% in response to a 2% decrease in market interest rates or that net interest income would not decrease by more than $130,000 or less than 1% in response to a 2% increase in market interest rates or that actual net interest income would not decrease substantially if market interest rates increased or decreased by more than 2%.

Financial Condition

              Total assets at June 30, 2001 were $771,025,000, an increase of $88,004,000 or 13% compared with total assets of $683,021,000 at December 31, 2000.  Net loans were $439,810,000 at June 30, 2001, an increase of $35,353,000 or 9% compared with net loans of $404,457,000 at December 31, 2000.  Deposits were $656,136,000 at June 30, 2001, an increase of $54,638,000 or 9% compared with deposits of $601,498,000 at December 31, 2000.  The increase in total assets of the Company from December 31, 2000 to June 30, 2001 was primarily the result of increased deposit gathering efforts in gathering retail deposits and the introduction of a brokered certificate of deposit program.  During the second quarter of 2001, maturities that occurred within the investment portfolio and new deposit monies received were primarily used to fund loan growth.  All short term borrowings were secured by a portion of the Company's investment portfolio.

             Total shareholders' equity was $59,139,000 at June 30, 2001, an increase of $5,688,000 or 11% from $53,451,000 at December 31, 2000. The growth in shareholders’ equity between December 31, 2000 and June 30, 2001 was primarily achieved through the retention of accumulated earnings.

Investment Portfolio.  The following table sets forth the carrying amount (fair value) of available for sale investment securities as of June 30, 2001 and December 31, 2000.

	June 30	December 31
(In thousands)	2001	2000

Available for sale securities:

U.S. government agencies	$38,005	$35,939
State and political subdivisions	24,536	24,170
Mortgage–backed securities	64,141	54,409
Collateralized mortgage obligations	38,911	29,015
Corporate debt securities	18,817	9,833
Equity securities	17,944	2,464

Carrying amount and fair value	$202,354	$155,830

             The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at June 30, 2001 and December 31, 2000:

	June 30	December 31
(Dollars in thousands)	2001	2000

Held To Maturity Securities:

Carrying amount (amortized cost):
U.S. Government agency	$4,603	$4,595
State and political subdivisions	4,317	4,375
Mortgage-backed securities	29,435	22,736
Collateralized mortgage obligations	1,919	3,516

	$40,274	$35,222

Fair Value:
U.S. Government agency	$4,746	$4,595
State and political subdivisions	4,395	4,453
Mortgage-backed securities	29,744	22,804
Collateralized mortgage obligations	1,958	3,560

	$40,843	$35,412

                          The following table sets forth the maturities of the Company's debt security investments at June 30, 2001 and the weighted average yields of such securities calculated on a book value basis using the weighted average yields within each scheduled maturity grouping.  Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts.  However, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.  Yields on municipal securities have been recalculated on a tax–equivalent basis.

	At June 30, 2001

	Within One Year		One To 5 Years		Five To Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(Dollars in thousands)
Available for Sale Securities:
U.S. Government agency	$-	-%	$26,136	6.66%	$11,869	7.14%	$-	-	$38,005
State and political	-	-	-	-	9,674	6.74	14,862	7.02	24,536
Mortgage–backed securities	3	8.99	21	9.26	5,446	5.97	58,671	6.78	64,141
Collateralized mortgage obligations	-	-	-	-	-	-	38,911	5.84	38,911
Corporate debt securities	682	6.17	12,865	5.78	-	-	5,270	5.39	18,817

Carrying amount and fair value	685	6.18	39,022	6.37	26,989	6.76	117,714	6.44	184,410

Held to maturity securities:
U.S. Government agency	-	-	4,603	6.70	-	-	-	-	4,603
State and political	-	-	-	-	-	-	4,317	8.10	4,317
Mortgage-backed securities	-	-	-	-	-	-	29,435	7.09	29,435
Collateralized mortgage obligations	-	-	-	-	-	-	1,919	7.72	1,919

Carrying amount (amortized cost)	-	-	4,603	6.70	-	-	35,671	7.25	40,274

Total debt securities	$685	6.18%	$43,625	6.40%	$26,989	6.76%	$153,385	6.63%	$224,684

             In the preceding table, mortgage-backed securities and collateralized mortgage obligations are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules.  The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

Loan Portfolio. The following table shows the composition of the Company's loan portfolio at the dates indicated.

	June 30		December 31
(In thousands)	2001		2000

Loan Categories:	Dollar Amount	Percentof loans	Dollar Amount	Percentof loans

Commercial	$90,509	20%	$71,920	17%
Agricultural	88,441	20	84,032	20
Real estate construction	38,013	8	30,133	7
Real estate mortgage	153,530	34	141,575	35
Consumer	78,119	18	85,004	21

Total	448,612	100%	412,664	100%

Less allowance for loan losses	(8,802)		(8,207)

Net loans	$439,810		$404,457

                          The following table shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at June 30, 2001:

	At June 30, 2001

		After 1 but
	Within 1 year	within 5 years	After 5 years	Total

	(In thousands)

Commercial and agricultural
Loans with floating interest rates	$67,067	$38,014	$22,161	$127,242
Loans with fixed interest rates	7,599	26,698	17,411	51,708

Subtotal	74,666	64,712	39,572	178,950
Real estate construction
Loans with floating interest rates	22,083	6,455	6,307	34,845
Loans with fixed interest rates	1,767	209	1,192	3,168

Subtotal	23,850	6,664	7,499	38,013
Real estate mortgage
Loans with floating interest rates	9,377	21,275	77,325	107,977
Loans with fixed interest rates	1,891	5,868	37,794	45,553

Subtotal	11,268	27,143	115,119	153,530
Consumer Installment
Loans with floating interest rates	12,482	6,951	-	19,433
Loans with fixed interest rates	3,994	51,533	3,159	58,686

Subtotal	16,476	58,484	3,159	78,119

Total	$126,260	$157,003	$165,349	$448,612

             Off-Balance Sheet Commitments.  The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	June 30,	December 31,
	2001	2000

	(In thousands)

Letters of credit	$2,328	$1,320
Commitments to extend credit	168,449	144,480

Total	$170,777	$145,800

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

	At June 30,	At December 31,
	2001	2000

	(In thousands)

Cash surrender value of life insurance	$12,797	$6,075

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

             The following table summarizes nonperforming assets of the Company at June 30, 2001 and December 31, 2000:

	June 30	December 31
	2001	2000

	(In thousands)

Nonaccrual loans	$2,015	$2,243
Accruing loans past due 90 days or more	437	97

Total nonperforming loans	2,452	2,340
Other real estate owned	583	248

Total nonperforming assets	$3,035	$2,588

Nonperforming loans to total loans	.55%	.57%
Nonperforming assets to total assets	.39%	.38%

             Contractual accrued interest income on loans on nonaccrual status as of June 30, 2001 and 2000 that would have been recognized if the loans had been current in accordance with their loan agreement was approximately $82,000 and $60,000 for the six month periods ended June 30, 2001 and 2000.

             At June 30, 2001, nonperforming assets represented .39% of total assets, an increase of .01% of total assets compared to the .38% at December 31, 2000.  Nonperforming loans represented .68% of total loans at June 30, 2001, an increase of .11% of total loans compared to the .57% at December 31, 2000.  Nonperforming loans that were secured by first deeds of trust on real property were $0 at June 30, 2001 and December 31, 2000.   Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

             The increase in nonperforming loans and nonperforming assets at June 30, 2001 compared with the levels as of December 31, 2000, was due primarily to a increase in non performing agricultural and commercial loans and an increase in foreclosure properties being held for sale.

             At June 30, 2001, the Company had $583,000 in three propertues acquired through foreclosure.  The properties are carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. No assurance can be given that the Company will sell such property during 2001 or at any time or the amount for which such property might be sold.

             Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At June 30, 2001 and December 31, 2000, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral–dependent.  Impaired loans at June 30, 2001 were $2,452,000, on account of which the Company had made provisions to the allowance for loan losses of $589,000.

             Except for loans that are disclosed above, there were no assets as of June 30, 2001, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company’s loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

             The following table summarizes the loan loss experience of the Company for the six months ended June 30, 2001 and 2000, and the year ended December 31, 2000:

	June 30,		December 31,
	2001	2000	2000

	In thousands
Allowance for Loan Losses:
Balance at beginning of period	$8,207	$6,542	$6,542

Provision for loan losses	1,539	1,531	3,286
Charge-offs:
Commercial and agricultural	188	416	423
Real estate construction	-	-	-
Consumer	1,088	935	1,971

Total charge–offs	1,276	1,351	2,394

Recoveries
Commercial and agricultural	125	41	410
Real estate-mortgage	-	-	-
Consumer	207	162	363

Total recoveries	332	203	773

Net charge–offs	944	1,148	1,621

Balance at end of period	$8,802	$6,925	$8,207

Loans outstanding at period-end	$448,612	$368,501	$412,664

Average loans outstanding	$417,685	$346,003	$369,367

Annualized net charge-offs to average loans	0.45%	0.66%	0.44%

Allowance for loan losses
To total loans	1.96%	1.88%	1.99%
To nonperforming assets	289.99%	373.88%	317.12%

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

             The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged-off.  The Company recorded provisions for loan losses for the three and six months ended June 30, 2001 of $789,000 and $1,539,000 compared with $768,000 and $1,531,000 for the same periods during 2000. The increase in loan loss provisions in 2001 compared to 2000 was primarily due to loan portfolio growth that has occurred over the last several quarters.

             The Company's charge-offs, net of recoveries, were $944,000 for the six months ended June 30, 2001 compared with net charge-offs of $1,148,000 for the same six months in 2000.  The decrease in net charge-offs during the first six months of 2001 compared with the same period in 2000 was primarily due to decreased charge-offs in the commercial and agricultural segments of the loan portfolio.

             As of June 30, 2001, the allowance for loan losses were $8,802,000 or 1.96% of total loans outstanding, compared with $8,207,000 or 1.99% of total loans outstanding as of December 31, 2000. During the second quarter of 2001, the allowance for loan loss increased $595,000 or 7% compared to December 31, 2000 levels.

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

             The allocation of the allowance to loan and business risk components is an estimate by management of the relative overall risk characteristics of the Company.  No assurance can be given that losses in one or more risk categories will not exceed the portion of the allowance allocated to that category or even exceed the entire allowance.

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

             Liquidity. In order to maintain adequate liquidity, the Company must have sufficient resources available at all times to meet its cash flow requirements.  The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise.  The Company may achieve desired liquidity from both assets and liabilities.  The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of asset liquidity.  Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity.  The Holding Company’s primary source of liquidity is from dividends received from the Bank.  Dividends from the Bank are subject to certain regulatory limitations.

             The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available–for–sale securities and federal funds sold.  The Company's liquid assets totaled $244,240,000 and $203,698,000 on June 30, 2001 and December 31, 2000, respectively, and constituted 32%, and 30%, respectively, of total assets on those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total pledged securities were $124,454,000 at June 30, 2001 compared with $124,396,000 at December 31, 2000.

             Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $59,045,000 of which $31,000,000 was outstanding as of June 30, 2001 and $14,600,000 was outstanding as of December 31, 2000.  Funds used to reduce outstanding short term borrowings during the second quarter of 1999 were obtained from maturities and curtailments that occurred within the investment portfolio and deposit gathering efforts.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

             Capital Resources       Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the company has been internaly generated capital through retained earnings.  The Company’s shareholder equity increased by $5,688,000 or 11% from December 31, 2000 to June 30, 2001.

             The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Management believes, as of June 30, 2001, that the Company and the Bank met all capital requirements to which they are subject.  The Company’s leverage capital ratio at June 30, 2001 was 8.24% as compared with 7.56% as of December 31, 2000.  The Company’s total risk based capital ratio at June 30, 2001 was 11.53% as compared to 10.92% as of December 31, 2000.

             The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of June 30, 2001 and were summarized as follows:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
In thousands	Actual		Adequacy Purposes		Action Provisions:

The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2001
Total capital (to risk weighted assets)	$67,379	11.53%	$46,748	8.0%	$58,435	10.0%
Tier 1 capital (to risk weighted assets)	60,056	10.28	23,374	4.0	35,061	6.0
Leverage ratio*	60,056	8.24	29,168	4.0	36,460	5.0

The Bank:

As of June 30, 2001
Total capital (to risk weighted assets)	$60,498	10.45%	$46,304	8.0%	$57,880	10.0%
Tier 1 capital (to risk weighted assets)	53,244	9.20	23,152	4.0	34,728	6.0
Leverage ratio*	53,244	7.36	28,931	4.0	36,164	5.0

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

             Deposits.  Deposits are the Company's primary source of funds.  At June 30, 2001, the Company had a deposit mix of 31% in savings deposits, 41% in time deposits, 12% in interest–bearing checking accounts and 16% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

             The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company's business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At June 30, 2001, the Company had brokered deposits of $1,278,000.

             Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2001 and December 31, 2000 are summarized as follows:

	June 30, 2001	December 31, 2000

	(In thousands)

Three months or less	$20,829	$45,233
Over three to six months	53,464	20,643
Over six to twelve months	24,110	16,526
Over twelve months	12,790	10,252

Total	$111,193	$93,654

Borrowed Funds

             The increase in other borrowings during the second quarter of 2001 was primarily due to the use of a leveraged investment strategy that used additional FHLB borrowings to fund purchases of investment securities within the Bank’s investment portfolio.

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

             On June 30, 2001, the interest rate position of the Company was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be approximately 1-2% of net interest income when compared to stable rates.   See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

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

Item 2.              Changes in Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Submission of Matters to a Vote of Securities Holders.

(a.)	Annual Meeting was held April 17, 2001. The number of shares represented in person or by proxy and constituting a quorum was 3,395,380 which equals approximately 74% of the shares outstanding.

(b.)	Election of directors	Votes For

	John D. Fawcett	3,109,730
	Thomas T. Hawker	3,128,037
	Curtis A. Riggs	3,142,411

(c.)	Proposal to increase the number of shares available for grant under the Company’s Stock Option Plan. The proposal was approved with 2,780,341 voting in favor and 588,846 were opposed.

Item 5.              Other Information.

In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

Item 6.  Exhibits and Reports on Form 8-K.

             (a)         Exhibits.

Exhibits	Description of Exhibits

3.1	Articles of Incorporation, incorporated by reference from (filed as Exhibit 3.1 of the Company’s June 30, 1996 Form 10Q filed with the SEC on or about November 14, 1996).	*

3.2	Bylaws (filed as Exhibit 3.2 of the Company’s June 30, 1996 Form 10Q filed with the SEC on or about November 14, 1996.)	*

10	Employment agreement between Thomas T. Hawker and Capital Corp. (Filed as Exhibit 10 of the Company’s 1996 form 10K filed with the SEC on or about June 30, 1997)	*

10.1	Administration Construction Agreement (filed as Exhibit 10.4 of the Company’s 1995 Form 10K filed with the SEC on or about June 30, 1996).	*

10.2	Stock Option Plan (filed as Exhibit 10.6 of the Company’s 1995 Form 10K filed with the SEC on or about March 31, 1996).	*

10.3	401 (k) Plan (filed as Exhibit 10.7 of the Company’s 1995 Form 10K filed with the SEC on or about March 31, 1996).	*

10.4	Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company’s 1995 Form 10K filed with the SEC on or about March 31, 1996).	*

10.5	Purchase Agreement for three branches from Bank of America is incorporated herein by reference from Exhibit 2.1 Registration Statement on Form S-2 filed July 14, 1997, File No. 333-31193.	*

10.6	Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the West (filed as Exhibit 10.6 of the Company’s 1999 Form 10K with the SEC on or about March 17, 2000).	*

10.7	Deferred Compensation Agreement between members of the board of directors and Capital Corp of the West (filed as Exhibit 10.7 of the Company’s 1999 Form 10K with the SEC on or about March 17, 2000).	*

10.8	Executive Salary Continuation Agreement between certain members of executive management and Capital Corp of the West (filed as Exhibit 10.8 of the Company’s 1999 Form 10K with the SEC on or about March 17, 2000).	*

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

R. Dale McKinney
Chief Financial Officer