Form 10-Q
period 2001-09-30
CAPITAL CORP OF THE WEST
filed 2001-11-14
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock, no par value, as of September 30, 2001 was 4,863,130.  No shares of preferred stock, no par value, were outstanding at September 30, 2001.

Capital Corp of the West

Capital Corp of the West

Consolidated Balance Sheets

(Unaudited)

	September 30	December 31
	2001	2000
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$26,824	$46,353
Federal funds sold	23,495	1,415
Time deposits at other financial institutions	500	100
Investment securities available for sale, at fair value	198,834	155,830
Investment securities held to maturity at cost, fair value of $49,169,000, and $35,412,000 at September 30, 2001 and December 31, 2000, respectively	48,071	35,222
Loans, net of allowance for loan losses of $9,040,000 and $8,207,000 at September 30, 2001 and December 31, 2000	488,508	404,457
Interest receivable	5,511	5,215
Premises and equipment, net	13,597	13,021
Intangible assets	3,683	4,277
Other assets	23,062	17,131

Total assets	$832,085	$683,021

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$123,597	$107,581
Negotiable orders of withdrawal	89,145	84,521
Savings	199,838	184,073
Time, under $100,000	165,746	131,669
Time, $100,000 and over	121,501	93,654
Total deposits	699,827	601,498

Short term borrowings	54,782	19,272
Long term borrowings	3,113	3,155
Accrued interest, taxes and other liabilities	5,565	5,645
Total liabilities	763,287	629,570

Trust Preferred Securities	6,000	-

Preferred Stock, no par value; 10,000,000 shares authorized; None outstanding	-	-
Common stock, no par value; 20,000,000 shares authorized; 4,863,130 and 4,779,644 issued & outstanding at September 30, 2001 and December 31, 2000	39,709	35,918
Retained earnings	20,263	17,449
Accumulated other comprehensive income	2,826	84
Total shareholders’ equity	62,798	53,451

Total liabilities and shareholders’ equity	$832,085	$683,021

See accompanying notes

Capital Corp of the West

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the Three Months		For the Nine Months Ended
	Ended September 30		Ended September 30
	2001	2000	2001	2000
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$11,398	$10,178	$32,675	$27,899
Interest on deposits with other financial institutions	4	11	11	29
Interest on investments held to maturity:
Taxable	734	502	1,861	1,499
Non-taxable	56	55	167	167
Interest on investments available for sale:
Taxable	2,632	2,148	7,427	6,025
Non-taxable	273	281	817	852
Interest on federal funds sold	118	124	689	422
Total interest income	15,215	13,299	43,647	36,893
Interest expense:
Interest on negotiable orders of withdrawal	49	125	201	370
Interest on savings deposits	1,396	1,900	4,817	5,187
Interest on time deposits, under $100,000	2,121	1,832	6,312	4,627
Interest on time, $100,000 and over	1,514	1,368	4,436	3,594
Interest on other borrowings	689	367	1,542	1,159
Total interest expense	5,769	5,592	17,308	14,937

Net interest income	9,446	7,707	26,339	21,956
Provision for loan losses	1,540	792	3,079	2,323
Net interest income after provision for loan losses	7,906	6,915	23,260	19,633

Other income:
Service charges on deposit accounts	1,027	921	2,933	2,605
Income from real estate held for sale	-	-	-	381
Other	544	419	1,565	1,145
Total other income	1,571	1,340	4,498	4,131
Other Expenses:
Salaries and related benefits	3,426	2,969	10,067	8,190
Equipment	258	431	1,562	1,259
Premises and occupancy	1,023	618	2,007	1,862
Professional fees	93	307	309	802
Marketing	291	214	732	678
Goodwill and intangible amortization	198	198	594	594
Supplies	202	160	656	474
Dividend Expense on Capital Securities	151	-	369	-
Other	1,145	991	3,306	2,827
Total other expenses	6,787	5,888	19,602	16,686

Income before income taxes	2,690	2,367	8,156	7,078
Provision for income taxes	781	721	2,354	2,118
Net income	$1,909	$1,646	$5,802	$4,960
Comprehensive Income:
Unrealized gain on securities arising during the period, net	1,624	1,173	2,742	909
Comprehensive income	$3,533	$2,819	$8,5443	$5,869
Basic earnings per share	$0.39	$0.35	$1.20.	$1.04
Diluted earnings per share	$0.38	$0.34	$1.16	$1.02

See accompanying notes

Capital Corp of the West

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)				Accumulated other comprehensive income, net
	Common Stock
	Number of shares	Amounts	Retained earnings		Total
Balance, December 31, 2000	4,552	$35,918	$17,449	$84	$53,451

5% stock dividend, including cash payment for fractional shares	228	2,981	(2,988)	-	(7)

Exercise of stock options	51	358	-	-	358

Issuance of shares pursuant to 401K and ESOP plans	32	452	-	-	452

Net change in fair market value of investment securities, net of tax effect of $(1,349)	-	-	-	2,742	2,742

Net income	-	-	5,802	-	5,802

Balance, September 30, 2001	4,863	$39,709	$20,263	$2,826	$62,798

See accompanying notes

Capital Corp of the West

Consolidated Statements of Cash Flows

(Unaudited)

	9 months ended	9 months ended
	09/30/01	09/30/00
	(In thousands)
Operating activities:
Net income	$5,802	$4,960
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,079	2,323
Depreciation, amortization and accretion, net	2,283	1,713
Gain on sale of real estate held for sale	-	381
Net increase in interest receivable & other assets	(7,576)	(2,812)
Net increase in deferred loan fees	350	100
Net (decrease) increase in accrued interest payable & other liabilities	(80)	2,209
Net cash provided by operating activities	3,858	8,874

Investing activities:
Investment security purchases	(75,455)	(44,931)
Proceeds from maturities of investment securities	23,488	9,941
Proceeds from sales of AFS investment securities	-	1,725
Net (increase) decrease in time deposits in other financial institutions	(400)	250
Proceeds from sales of commercial and real estate loans	2,109	2,315
Net increase in loans	(89,661)	(67,609)
Purchases of premises and equipment	(1,988)	(1,142)
Proceeds from sales of real estate held for sale	-	381
Net cash used by investing activities	(141,907)	(99,070)

Financing activities:
Net increase in demand, NOW and savings deposits	36,405	23,648
Net increase in certificates of deposit	61,924	37,899
Net increase in other borrowings	35,468	7,053
Issuance of Trust Preferred Securities	6,000	-
Issuance of shares pursuant to 401k and ESOP plans	452	-
Exercise of stock options	358	215
Cash in lieu fractional shares from stock dividend	(7)	-
Net cash provided by financing activities	140,600	68,815

Net increase (decrease) in cash and cash equivalents	2,551	(21,381)

Cash and cash equivalents at beginning of period	47,768	50,222
Cash and cash equivalents at end of period	$50,319	$28,841

Cash Paid during the quarter:
Interest paid	$17,514	$15,031
Income tax payments	3,225	1,895
Supplemental disclosure of noncash investing and financing activities:
Investment securities unrealized gain, net of tax	2,742	909
Loans transferred to other real estate owned	335	443

See accompanying notes

Capital Corp of the West

Notes to Consolidated Financial Statements

September 30, 2001 and December 31, 2000

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

The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Authorized Preferred Stock.  As of September 30, 2001 there were 4,863,130 common shares outstanding, held of record by approximately 2,500 shareholders.  There were no preferred shares outstanding at September 30, 2001.  The Bank has two wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”) and County Asset Advisors (“CAA”).  CAA is currently inactive.  All references herein to the “Company” include the Bank, the Bank’s subsidiaries and Capital West Group unless context otherwise requires.

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

INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus, Toulumne and Tulare counties.  The Bank has eighteen branch offices: Two in Fresno, two in Merced with one branch centrally located in Merced and the other in downtown Merced within the Bank’s administrative office building, two in Modesto, two in Turlock and single offices in Atwater, Dos Palos, Hilmar, Los Banos, Livingston, Madera, Mariposa, San Francisco, Sonora, and Stockton.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at September 30, 2001 and December 31, 2000 and the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and the statements of cash flows for the nine months ended September 30, 2001 and 2000 have been included.  The interim results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report for the year ended December 31, 2000.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and nine month periods ending September 30, 2001 and 2000:

	For the three months		For the nine months
	ended September 30,		Ended September 30,
(In thousands, except per share data)	2001	2000	2001	2000
Basic EPS computation:
Net income	$1,909	$1,646	$5,802	$4,960
Average common shares outstanding	4,859	4,766	4,836	4,750
Basic EPS	$0.39	$0.35	$1.20	$1.04

Diluted EPS Computations:
Net income	$1,909	$1,646	$5,802	$4,960
Average common shares outstanding	4,859	4,766	4,836	4,750
Effect of stock options	173	123	156	123
	5,032	4,875	4,992	4,873
Diluted EPS	$0.38	$0.34	$1.16	$1.02

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

Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards Board (FASB) No. 133, “Accounting for Derivatives and Hedging Activities” and FASB Statement No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133.”  All derivative instruments (including certain derivative instrument's embedded in other contracts) are recognized in the consolidated balance sheet at fair value.  FASB 133 dictates that the accounting treatment for gains or losses from changes in the derivative instrument's fair value is contingent on whether the derivative instrument qualifies as a hedge under the accounting standard.  On the date the Company enters into a derivative contract, the Company designates the derivative instrument as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) hedge for trading, customer accommodation or not qualifying for hedge accounting (“free-standing derivative instruments”).  For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income.  For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income, net of tax, within stockholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income.  For free-standing derivative instruments, changes in the fair values are reported in current period net income.  The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction.  This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.  The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

During the third quarter of 2001, the Company entered into an interest rate exchange agreement with the Federal Home Loan Bank of San Francisco that was recorded as a cash flow hedge transaction.  The notional amount of the swap is $20 million with a term of 3 years expiring on August 23, 2004.  The Company entered into the interest rate swap to convert floating-rate loans (based on prime) to a fixed rate (7.46%).  The Company will pay prime rate, which at the time of the transaction was 6.50%.  The Company intends to use the swap as a hedge of the related loans for 3 years.  At September 30, 2001, the fair market value of this hedge of $491,000 was reported as an other asset in the consolidated balance sheet and included as other comprehensive income in the consolidated statements of income and comprehensive income.  The amount of hedge ineffectiveness from inception of the hedge to September 30, 2001 was not significant.

                Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

As of the date of adoption of Statement 142, the Company expects to have unamortized goodwill in the amount of $1,405,000, unamortized identifiable intangible assets in the amount of $2,080,000, and no unamortized negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $84,000 and $112,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000. Management has accessed whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle and determined that based on current market conditions, there would be no adjustment.

Item 2     Management's Discussion And Analysis Of Financial Condition

And Results Of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “experts”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

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

Results Of Operations

Overview.  For the three and nine months ended September 30, 2001 the Company reported net income of $1,909,000 and $5,802,000.  This compares to $1,646,000 and $4,960,000 for the same period in 2000 and represents an increase of $263,000 and $842,000.  Basic and diluted earnings per share were $.39 and $.38 for the three months ended September 30, 2001. This compares to basic and diluted earnings per share of $.35 and $.34 for the three months ending September 30, 2000 and represents an increase of $0.04 per basic and diluted share. The annualized return on average assets was 0.95% and 1.04% for the three months ended September 30, 2001 and 2000.  The Company's annualized return on average equity was 12.67% and 13.67% for the three months ended September 30, 2001 and 2000.

The following tables provides a summary of the major categories of income and expense for the third quarter of 2001 compared with the third quarter of 2000 and for the first nine months of 2001 compared with the first nine months of 2000:

	Three Months
	Ending September 30,		Percentage Change
	2001	2000	Increase (decrease)
	(in thousands, except earnings per share)
Interest income	$15,215	$13,299	14.4%
Interest expense	5,769	5,592	3.2
Net interest income	9,446	7,707	22.6
Provisions for loan losses	1,540	792	94.4
Net interest income after provision for loan losses	7,906	6,915	14.3
Other income	1,571	1,340	17.2
Other expenses	6,787	5,888	15.3
Net income before income taxes	2,690	2,367	13.6
Income taxes	781	721	8.3
Net income	1,909	1,646	16.0
Diluted earnings per common share	0.38	0.34	11.8

	Nine Months
	Ending September 30,	Percentage Change
	2001	2000	Increase (decrease)
	(in thousands, except earnings per share)
Interest income	$43,647	$36,893	18.3%
Interest expense	17,308	14,937	15.9
Net interest income	26,339	21,956	20.0
Provisions for loan losses	3,079	2,323	32.5
Net interest income after provision for loan losses	23,260	19,633	18.5
Other income	4,498	4,131	8.9
Other expenses	19,602	16,686	17.5
Net income before income taxes	8,156	7,078	15.2
Income taxes	2,354	2,118	11.1
Net income	5,802	4,960	17.0
Diluted earnings per common share	1.16	1.02	13.7

Net Interest Income.  The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three and nine months ended September 30, 2001 totaled $9,446,000 and $26,339,000 and represented an increase of $1,739,000 and $4,383,000 when compared to the $7,707,000 and $21,956,000 achieved during the three and nine months ended September 30, 2000.

Total interest and fees on earning assets were $15,215,000 and $43,647,000 for the three and nine months ended September 30, 2001, an increase of $1,916,000 and $6,754,000 from the $13,299,000 and $36,893,000 for the same period in 2000.  The level of interest income is affected by changes in volume of and rates earned on interest–earning assets.  Interest–earning assets consist primarily of loans, investment securities and federal funds sold.  The increase in interest income for the three and nine months ended September 30, 2001 was primarily the result of an increase in the volume of interest–earning assets.  Average interest–earning assets for the three and nine months ended September 30, 2001 were $733,550,000 and $678,436,000 compared with $574,465,000 and $541,689,000 for the three and nine months ended September 30, 2000, an increase of $159,085,000 and $136,747,000 or 27.7% and 25.2%.

Interest expense is a function of the volume of and the rates paid on interest–bearing liabilities.  Interest–bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $5,769,000 and $17,308,000 for the three and nine months ended September 30, 2001, compared with $5,592,000 and $14,937,000 for the three and nine months ended September 30, 2001, an increase of $177,000 and $2,371,000 or 3.2% and 15.9%. This increase was primarily the result of an increase in the volumes of interest–bearing liabilities. Average interest–bearing liabilities were $621,370,000 and $572,039,000 for the three and nine months ended September 30, 2001 compared with $487,234,000 and $452,757,000 for the same three and six months in 2000, an increase of $134,136,000 and $119,282,000 or 27.5% and 26.3%.  Average interest rates paid on interest-bearing liabilities were 3.71% and 4.03% for the three and nine months ended September 30, 2001 compared with 4.59% and 4.40% for the same three and nine months of 2000, a decrease of 88 basis points or 19.2% and 37 basis points or 8.4% for these periods.

The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets.

                The Company's net interest margin, the ratio of net interest income to average interest–earning assets, was 5.21% and 5.22% for the three and nine months ended September 30, 2001 compared with 5.40% and 5.44% for the same periods in 2000, a decrease of 19 and 22 basis points for the three and nine months ended September 30, 2001 compared to the same three and nine months ended September 30, 2000.  Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured.  The Company's decrease in net interest margin for the three and nine months ending September 30, 2001 was primarily attributable to the decrease in market rates experienced during 2001.  Loans as a percentage of average interest-earning assets were 64% for the three months ended September 30, 2001 compared to 67% for the three months ended September 30, 2000.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended			Three months ended
	September 30, 2001			September 30, 2000
	Average Balance	Interest	Taxable Equivalent Yield/rate	Average Balance	Interest	Taxable Equivalent Yield/rate
Assets	(Dollars In thousands)
Federal funds sold	$14,365	$118	3.29%	$7,910	$124	6.27%
Time deposits at other financial institutions	500	4	3.20	603	11	7.30
Taxable investment securities (1)	219,095	3,419	6.24	150,688	2,650	7.03
Nontaxable investment securities (2)	28,973	379	5.23	29,517	385	5.21
Loans, gross: (3)	470,637	11,398	9.69	385,747	10,178	10.55
Total interest-earning assets:	733,550	15,318	8.35	574,465	13,348	9.29
Allowance for loan losses	(8,631)			(7,133)
Cash and due from banks	30,838			25,300
Premises and equipment, net	13,636			12,876
Interest receivable and other assets	32,776			27,959
Total assets	$802,169			$633,467

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$87,290	$49	0.22%	$74,116	$125	0.67%
Savings deposits	200,988	1,396	2.78	182,283	1,900	4.17
Time deposits	280,337	3,635	5.19	209,681	3,200	6.10
Other borrowings	52,755	689	5.22	21,154	367	6.94
Total interest–bearing liabilities	621,370	5,769	3.71	487,234	5,592	4.59
Noninterest–bearing deposits	108,787			92,154
Accrued interest, taxes and other liabilities	5,765			5,925
Total liabilities	735,922			585,313

Trust Preferred Capital Securities	6,000			-

Total shareholders' equity	60,247			48,154
Total liabilities and shareholders' equity	$802,169			$633,467

Net interest income and margin (4)		$9,549	5.21%		$7,756	5.40

(1)   Tax advantaged corporate dividends received are computed on a taxable-equivalent basis.

(2)   Interest on tax advantaged securities such as municipal securities is computed on a taxable-equivalent basis.

(3)   Amounts of interest earned includes loan fees of $325,000 and $214,000 for September 30, 2001 and 2000 respectively. Average loan balances include non-accrual loan balances.

(4)   Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the nine month periods indicated.  Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

	Nine months ended			Nine months ended
	September 30, 2001			September 30, 2000
	Average Balance	Interest	Yield/rate	Average Balance	Interest	Yield/rate
	(In thousands)
Assets
Federal funds sold	$19,925	$689	4.61%	$8,996	$422	6.25%
Time deposits at other financial institutions	347	11	4.23	668	29	5.79
Taxable investment securities (1)	193,646	9,341	6.43	143,000	7,524	7.02
Nontaxable investment securities (2)	28,989	1,133	5.21	29,677	1,167	5.24
Loans, gross: (3)	435,529	32,675	10.00	359,348	27,899	10.35
Total interest-earning assets:	678,436	43,849	8.62	541,689	37,041	9.12
Allowance for loan losses	(8,548)			(6,887)
Cash and due from banks	28,102			23,658
Premises and equipment, net	13,340			13,042
Interest receivable and other assets	30,785			27,704
Total assets	$742,115			$599,206

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$83,269	$201	0.32%	$73,297	$370	0.67%
Savings deposits	193,808	4,817	3.31	176,905	5,187	3.91
Time deposits	257,740	10,748	5.56	191,031	8,221	5.74
Other borrowings	37,222	1,542	5.52	23,099	1,159	6.69
Total interest–bearing liabilities	572,039	17,308	4.03	464,332	14,937	4.29

Noninterest–bearing deposits	101,998			83,889
Accrued interest, taxes and other liabilities	5,689			4,990
Total liabilities	679,726			553,211

Trust Preferred Capital Securities	4,857			-

Total shareholders' equity	57,532			45,995
Total liabilities and shareholders' equity	$742,115			$599,206

Net interest income and margin (4)		$26,541	5.22%		$22,104	5.44%

(1)   Tax advantaged corporate dividends received are computed on a taxable-equivalent basis.

(2     Interest on tax advantaged securities such as municipal securities is computed on a taxable-equivalent basis.

(3)   Amounts of interest earned includes loan fees of $858,000 and $540,000 for September 30, 2001 and 2000.  Average loan balances include non-accrual loan balances.

(4)   Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	Three Months Ended
	September 30, 2001 compared to September 30, 2000
	Volume	Rate	Total
	(Dollar in thousands)
Increase (decrease) in interest income:
Federal funds sold	$172	$(178)	$(6)
Time deposits at other financial institutions	(2)	(5)	(7)
Taxable investment securities	1,584	(815)	769
Tax-exempt investment securities	(9)	3	(6)
Loans	2,106	(886)	1,220
Total	3,851	(1,881)	1,970

Increase (decrease) interest expense:
Interest bearing demand	19	(95)	(76)
Savings deposits	180	(684)	(504)
Time deposits	966	(531)	435
Other borrowings	432	(110)	322
Total	1,597	(1,420)	177

Increase in net interest income	$2,254	$(461)	$1,793

	Nine Months Ended
	September 30, 2001 compared to September 30, 2000
	Volume	Rate	Total
	(Dollar in thousands)
Increase (decrease) in interest income:
Federal funds sold	$463	$(196)	$267
Time deposits at other financial institutions	(12)	(6)	(18)
Taxable investment securities	2,823	(1,006)	1,817
Tax-exempt investment securities	(28)	(6)	(34)
Loans	6,283	(1,507)	4,776
Total	9,529	(2,721)	6,808

Increase (decrease) interest expense:
Interest bearing demand	72	(241)	(169)
Savings deposits	670	(1,040)	(370)
Time deposits	2,945	(418)	2,527
Other borrowings	279	(334)	383
Total	4,404	(2,033)	2,371

Increase in net interest income	$5,125	$(688)	$4,437

Provision For Loan Losses.  The provision for loan losses for the three and nine months ended September 30, 2001 was $1,540,000 and $3,079,000 which compares with $792,000 and $2,323,000 for the three and nine months ended September 30, 2000.   See "Allowance for Loan Losses" contained herein.  As of September 30, 2001 the allowance for loan losses was $9,040,000 or 1.82% of total loans.  At September 30, 2001, nonperforming assets totaled $5,264,000 or .63% of total assets, nonperforming loans totaled $4,681,000 or .94% of total loans and the allowance for loan losses totaled 193% of nonperforming loans.  At December 31, 2000, nonperforming assets totaled $2,588,000 or .38% of total assets, nonperforming loans totaled $2,340,000 or .57% of total loans and the allowance for loan losses totaled 351% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Other Income.  Total other income for the three and nine months ended September 30, 2001 was $1,571,000 and $4,498,000 which compares with $1,340,000 and $4,131,000 for the same periods in 2000.  Service charges on deposit accounts increased by $106,000 and 328,000 or 12% and 13% to $1,027,000 and $2,933,000 for the three and nine months ended September 30, 2001 compared with $921,000 and $2,605,000 for the same three and nine month period in 2000.  Income from the sale of real estate held for sale or development decreased by $381,000 over 2000 levels, as there were no real estate sales during all of 2001. The $381,000 gain on sale of real estate recorded during the second quarter of 2000 resulted from the sale of the last remaining land parcel held by MAID, a real estate subsidiary of County Bank.  The book value of this property had been previously written off.  Other income, which includes commissions earned on the retail sale of securities and annuities and dividends received on life insurance policies, increased by $125,000 and $420,000 or 30% and 37% for the three and nine month period ended September 30, 2001 to $544,000 and $1,565,000.  This compares to $419,000 and $1,145,000 in other income for the three and nine months ended September 30, 2000.

Other Expense.  Noninterest expenses for the three and nine months ended September 30, 2001 were $6,787,000 and $19,602,000 which compares with $5,888,000 and $16,686,000 for the three and nine months ended September 30, 2000. The primary components of noninterest expenses were salaries and related benefits, equipment expenses, premises and occupancy expenses, professional fees, marketing expenses, goodwill and intangible amortization expense, supplies expense, dividend expense on Capital Securities and other operating expenses.

For the three and nine months ended September 30, 2001, salaries and related benefits increased by $457,000 and $1,877,000 over the same period in 2000 to $3,426,000 and $10,067,000.  Equipment expenses decreased by $173,000 or 40% and increased by $303,000 or 24% during the three and nine months ended September 30, 2001 to $258,000 and $1,562,000 from the $431,000 and $1,259,000 experienced during the three and nine months ended September 30, 2000. When comparing the results of the three and nine months ended September 30, 2001 with the results of the three and nine months ended September 30, 2000, premises and occupancy expenses increased $405,000 and $145,000 or 66% and 8%, professional fees decreased by $214,000 and $493,000 or 70% and 61%, marketing expenses increased by $77,000 and $54,000 or 36% and 8%, supplies expense increased by $42,000 and $182,000 or 26% and 38%, and other expenses increased by $154,000 and $479,000 or 16% and 17%.  The increase in dividends on Capital Securities expense is related to the issuance of $6,000,000 in Capital Securities during the first quarter of 2001.  The salary expense increases were primarily the result of increased staffing levels and normal salary progression. Equipment expense decreases during the third quarter of 2001 are primarily related to a decrease in technology related expenses during the quarter.  For the nine months ended September 30, 2001 compared to the same period in 2000, technology equipment expenses increased primarily due to increased growth within the Company and the opening of new branch offices during the first quarter of 2001.  Increased spending on premises and occupancy is primarily related to increased spending on branch renovation projects and branch office maintenance and repair.  Decreased professional fees were primarily the result of decreased use of outside consulting firms.  Increased marketing expenses were primarily the result of increased media spending on network and cable television advertising.  Increased supplies expense was primarily the result of increased use of supplies in supporting increased loan and deposit volumes.  The increase in other expense was primarily the result of increased transaction volumes that have accompanied balance sheet growth.

Provision For Income Taxes.  The Company recorded an increase of $60,000 and $236,000 in the income tax provision to $781,000 and $2,354,000 for the three and nine months ended September 30, 2001 compared to the $721,000 and $2,118,000 recorded for the same periods in 2000.  For the three and nine months ended September 30, 2001, the Company experienced an effective tax rate of 29% compared to 30% recorded for the same periods in 2000.  The decrease in income taxes during the three and nine months ending September 30, 2001 as compared to the same period in 2000 is primarily related to an overall increase in Enterprise Zone hiring credits received from the state of California, increased investments in Agency Preferred Stock, and an increased utilization of federal low income housing tax credits that were obtained from investments in low-income affordable housing projects held through limited partnerships.  The Company had investments in these low income housing partnerships of $6,800,000 and $5,800,000 as of September 30, 2001 and 2000 which generated estimated tax credits of $150,000 and $450,000 for the three and nine months ended June 30, 2001 compared with $135,000 and $380,000 for the same periods in 2000.

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

                The following tables set forth the interest rate sensitivity of the Company’s interest–earning assets and interest–bearing liabilities as of September 30, 2001, using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate–sensitive within a specified period when it can be repriced or matures within its contractual terms.

	At September 30, 2001
	Within 3 Months	After 3 But Within 12 Months	After 1 Year But Within 5 Years	After 5 Years	Noninterest- Bearing	Total
	(Dollars In Thousands)
Assets
Time deposits at other banks	$500	$-	$-	$-	$-	$500
Federal funds sold	23,495	-	-	-	-	23,495
Investment securities	6,944	4,285	55,396	161,502	18,778	246,905
Loans	254,298	59,706	124,418	59,126	-	497,548
Total earning assets	285,237	63,991	179,814	220,628	18,778	768,448
Noninterest–earning assets and allowances for loan losses	-	-	-	-	63,637	63,637
Total assets	$285,237	$63,991	$179,814	$220,628	$82,415	$832,085

Liabilities And Shareholders' Equity
Demand deposits	$-	$-	$-	$-	$123,597	$123,597
Savings, money market and NOW deposits	288,983	-	-	-	-	288,983
Time deposits	54,212	191,212	41,823	-	-	287,247
Other interest–bearing liabilities	7,000	8,000	29,781	13,114	-	57,895
Other liabilities, capital securities and shareholders' equity	-	-	-	6,000	68,363	74,363
Total liabilities, capital securities and shareholders' equity	350,195	199,212	71,604	19,114	191,960	$832,085
Incremental gap	(64,958)	(135,221)	108,210	201,514	(109,545)
Cumulative gap	$(64,958)	$(200,179)	$(91,969)	$109,545	$-
Cumulative gap as a % of earning assets	(8.45)%	(26.05)%	(11.97)%	14.26%

                The Company was liability–sensitive with a negative cumulative one–year gap of $200,179,000 or (26.05)% of interest–earning assets at September 30, 2001.  In general, based upon the Company's mix of deposits, loans and investments, increases in interest rates would be expected to result in an increase in the Company's net interest margin.

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

On August 23, 2001, the Company entered into an interest rate exchange “swap” agreement with the Federal Home Loan Bank.  This agreement was accounted for as a hedging instrument in accordance with Statement No. 133 which is more fully discussed in the “Impact of Recently Issued Accounting Statements”.  The contractual or notional amount of the interest rate swap was for $20,000,000. Notional amounts do not represent amounts exchanged by the parties and therefore do not represent exposure to liquidity risk. The Company is not a dealer but an end-user of this instrument and does not use swaps speculatively.  Under the terms of the agreement, the Company agrees to pay prime rate in exchange for receiving a fixed rate of 7.46% for a period of three years.  The prime rate as used in this agreement was 6.00% as of September 30, 2001. The agreement terminates on August 23, 2004.

In order to manage interest rate sensitivity, the Company utilizes a detailed model to forecast expected changes in net interest income.  The model's estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest–sensitive asset and liability.  It then measures the projected impact of changes in market interest rates on the Company's net interest income.  Based upon the September 30, 2001 mix of interest–sensitive assets and liabilities, given an immediate and sustained decrease in the market interest rates of 2%, this model estimates the Company's cumulative change in net interest income over the next year would decrease by approximately $1,238,000 or 3% of annualized net interest income.  Based upon the September 30, 2001 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the market interest rates of 2%, this model estimates the Company's cumulative change in net interest income over the next year would increase by approximately $312,000 or less than 1% of annualized net interest income.  No assurance can be given that actual net interest income would not decrease by more than $1,238,000 or 3% in response to a 2% decrease in market interest rates or that net interest income would actually increase by approximately $312,000 or less than 1% in response to a 2% increase in market interest rates or that actual net interest income would not decrease substantially if market interest rates increased or decreased by more than 2%.

Financial Condition

 Total assets at September 30, 2001 were $832,085,000, an increase of $149,064,000 or 22% compared with total assets of $683,021,000 at December 31, 2000.  Net loans were $488,508,000 at September 30, 2001, an increase of $84,051,000 or 21% compared with net loans of $404,457,000 at December 31, 2000.  Deposits were $699,827,000 at September 30, 2001, an increase of $98,329,000 or 16% compared with deposits of $601,498,000 at December 31, 2000.  The increase in total assets of the Company from December 31, 2000 to September 30, 2001 was primarily the result of increased deposit gathering efforts in the retail deposit sector and the introduction of a brokered certificate of deposit program.  During the second quarter of 2001, maturities that occurred within the investment portfolio and new deposit monies received were primarily used to fund loan growth.  All short term borrowings were secured by a portion of the Company's investment portfolio.

Total shareholders' equity was $62,798,000 at September 30, 2001, an increase of $9,347,000 or 17% from $53,451,000 at December 31, 2000. The growth in shareholders’ equity between December 31, 2000 and September 30, 2001 was primarily achieved through the retention of accumulated earnings.

                Investment Portfolio.  The following table sets forth the carrying amount (fair value) of available for sale investment securities as of September 30, 2001 and December 31, 2000.

	September 30	December 31
	2001	2000
(In thousands)
Available for sale securities:
U.S. government agencies	$38,471	$35,939
State and political subdivisions	25,008	24,170
Mortgage–backed securities	59,115	54,409
Collateralized mortgage obligations	37,128	29,015
Corporate debt securities	20,334	9,833
Equity securities	18,778	2,464
Carrying amount and fair value	$198,834	$155,830

The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at September 30, 2001 and December 31, 2000:

	September 30	December 31
(Dollars in thousands)	2001	2000
Held To Maturity Securities:
Carrying amount (amortized cost):
U.S. Government agency	$4,607	$4,595
State and political subdivisions	4,364	4,375
Mortgage-backed securities	37,887	22,736
Collateralized mortgage obligations	1,213	3,516
	$48,071	$35,222
Fair Value:
U.S. Government agency	$4,886	$4,595
State and political subdivisions	4,490	4,453
Mortgage-backed securities	38,552	22,804
Collateralized mortgage obligations	1,241	3,560
	$49,169	$35,412

The following table sets forth the maturities of the Company's debt security investments at September 30, 2001 and the weighted average yields of such securities calculated on a book value basis using the weighted average yields within each scheduled maturity grouping.  Maturities of mortgage–backed securities and collateralized mortgage obligations are stipulated in their respective contracts.  However, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.  Yields on municipal securities have been recalculated on a tax–equivalent basis.

	At September 30, 2001
	Within One Year		One To 5 Years		Five To Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(Dollars in thousands)
Available for Sale Securities:
U.S. Government agency	$-	-%	$27,994	6.63%	$10,477	7.16%	$-	-	$38,471
State and political	-	-	-	-	11,669	6.60	13,339	7.32	25,008
Mortgage–backed securities	2	6.14	17	5.61	5,751	5.31	53,345	6.07	59,115
Collateralized mortgage obligations	-	-	-	-	-	-	37,128	6.88	37,128
Corporate debt securities	1,703	6.09	13,426	5.76	-	-	5,205	4.60	20,334
Carrying amount and fair value	1,705	6.09	41,437	6.35	27,897	6.54	109,017	5.91	180,056

Held to maturity securities:
U.S. Government agency	-	-	4,607	6.70	-	-	-	-	4,607
State and political	-	-	-	-	-	-	4,364	8.10	4,364
Mortgage-backed securities	-	-	-	-	-	-	37,887	7.09	37,887
Collateralized mortgage obligations	-	-	-	-	-	-	1,213	7.72	1,213
Carrying amount (amortized cost)	-	-	4,607	6.70	-	-	43,464	7.21	48,071

Total debt securities	$1,705	6.09%	$46,044	6.39%	$27,897	6.54%	$152,481	6.28%	$228,127

In the preceding table, mortgage–backed securities and collateralized mortgage obligations are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules.  The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

Loan Portfolio. The following table shows the composition of the Company's loan portfolio at the dates indicated.

	September 30		December 31
(In thousands)	2001		2000
Loan Categories:	Dollar Amount	Percent of loans	Dollar Amount	Percent of loans
Commercial	$106,420	21%	$71,920	17%
Agricultural	93,692	19	84,032	20
Real estate construction	51,227	10	30,133	7
Real estate mortgage	173,372	35	141,575	35
Consumer	72,837	15	85,004	21
Total	497,548	100%	412,664	100%
Less allowance for loan losses	(9,040)		(8,207)
Net loans	$488,508		$404,457

The following table shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at September 30, 2001:

	At September 30, 2001
	Within 1 year	After 1 but Within 5 years	After 5 years	Total
	(In thousands)
Commercial and agricultural
Loans with floating interest rates	$87,110	$35,969	$24,194	$147,273
Loans with fixed interest rates	7,452	29,898	15,489	52,839
Subtotal	94,562	65,867	39,683	200,112
Real estate construction
Loans with floating interest rates	28,870	11,756	6,854	47,480
Loans with fixed interest rates	1,795	208	1,744	3,747
Subtotal	30,665	11,964	8,598	51,227
Real estate mortgage
Loans with floating interest rates	7,332	19,469	83,434	110,235
Loans with fixed interest rates	991	17,424	44,722	63,137
Subtotal	8,323	36,893	128,156	173,372
Consumer Installment
Loans with floating interest rates	17,464	7,814	-	25,278
Loans with fixed interest rates	2,290	42,311	2,958	47,559
Subtotal	19,754	50,125	2,958	72,837

Total	$153,304	$164,849	$179,395	$497,548

Off-Balance Sheet Commitments.  The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	September 30,	December 31,
	2001	2000
	(In thousands)
Letters of credit	$4,006	$1,320
Commitments to extend credit	181,896	144,480
Total	$185,902	$145,800

Other Interest-Earning Assets.  The following table relates to other interest–earning assets not disclosed previously for the dates indicated.  This item consists of a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members.  The plan is informally linked with universal life insurance policies for the salary continuation plan.  Income from these policies is reflected in noninterest income.

	At September 30,	At December 31,
	2001	2000
	(In thousands)
Cash surrender value of life insurance	$12,978	$6,075

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

The following table summarizes nonperforming assets of the Company at September 30, 2001 and December 31, 2000:

	September 30	December 31
	2001	2000
	(In thousands)
Nonaccrual loans	$3,886	$2,243
Accruing loans past due 90 days or more	795	97
Total nonperforming loans	4,681	2,340
Other real estate owned	583	248
Total nonperforming assets	$5,264	$2,588

Nonperforming loans to total loans	.94%	.57%
Nonperforming assets to total assets	.63%	.38%

Contractual accrued interest income on loans on nonaccrual status as of September 30, 2001 and 2000 that would have been recognized if the loans had been current in accordance with their loan agreement was approximately $91,000 and $78,000 for the nine month periods ended September 30, 2001 and 2000.

At September 30, 2001, nonperforming assets represented .63% of total assets, an increase of .25% of total assets compared to the .38% at December 31, 2000.  Nonperforming loans represented .94% of total loans at September 30, 2001, an increase of .37% of total loans compared to the .57% at December 31, 2000.  Nonperforming loans that were secured by first deeds of trust on real property were $2,448,000 at September 30, 2001 and $0 at December 31, 2000.   Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

The increase in nonperforming loans and nonperforming assets at September 30, 2001 compared with the levels as of December 31, 2000, was due primarily to a increase in non performing agricultural and commercial loans and an increase in foreclosure properties being held for sale.  During the third quarter of 2001, there was an addition of a single nonperforming agricultural loan totaling $2,448,000 that relates to specific financial problems experienced by this borrower.  Management does not believe the problems associated with this borrower are indicative of any systemic problems that may exist within the Company’s agricultural loan portfolio.

At September 30, 2001, the Company had $583,000 in three properties acquired through foreclosure.  The properties are carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. No assurance can be given that the Company will sell such property during 2001 or at any time or the amount for which such property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  At September 30, 2001 and December 31, 2000, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral–dependent.  Impaired loans at September 30, 2001 were $4,681,000, on account of which the Company had made provisions to the allowance for loan losses of $1,192,000.

Except for loans that are disclosed above, there were no assets as of September 30, 2001, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company’s loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 2001 and 2000, and the year ended December 31, 2000:

	September 30,	December 31,
	2001	2000	2000
	In thousands
Allowance for Loan Losses:
Balance at beginning of period	$8,207	$6,542	$6,542
Provision for loan losses	3,079	2,323	3,286
Charge-offs:
Commercial and agricultural	191	416	423
Real estate construction	-	-	-
Consumer	2,506	1,502	1,971
Total charge–offs	2,697	1,918	2,394
Recoveries
Commercial and agricultural	155	101	410
Real estate-mortgage	-	-	-
Consumer	296	261	363
Total recoveries	451	362	773
Net charge–offs	2,246	1,556	1,621
Balance at end of period	$9,040	$7,309	$8,207

Loans outstanding at period-end	$497,548	$394,980	$412,664
Average loans outstanding	$435,529	$359,348	$369,367

Annualized net charge-offs to average loans	0.69%	0.58%	0.44%

Allowance for loan losses
To total loans	1.82%	1.85%	1.99%
To nonperforming assets	171.74%	297.22%	317.12%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged-off.  The Company recorded provisions for loan losses for the three and nine months ended September 30, 2001 of $1,540,000 and $3,079,000 compared with $792,000 and $2,323,000 for the same periods during 2000. The increase in loan loss provisions in 2001 compared to 2000 was primarily due to loan portfolio growth that has occurred over the last several quarters.

The Company's charge–offs, net of recoveries, were $2,246,000 for the nine months ended September 30, 2001 compared with net charge-offs of $1,556,000 for the same nine months in 2000.  The increase in net charge–offs during the first nine months of 2001 compared with the same period in 2000 was primarily due to decreased charge-offs in the indirect auto loan segment of the consumer loan portfolio.

                As of September 30, 2001, the allowance for loan losses were $9,040,000 or 1.82% of total loans outstanding, compared with $8,207,000 or 1.99% of total loans outstanding as of December 31, 2000. During the first nine months of 2001, the allowance for loan loss increased $833,000 or 10% compared to December 31, 2000 levels.  During the third quarter of 2001, the allowance for loan losses increased $238,000 or 3% compared to June 30, 2001 levels.

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

                California is an earthquake–prone region.  Accordingly, a major earthquake could result in material loss to the Company.  At times the Company's service area has experienced other natural disasters such as floods and droughts.  The Company's properties and substantially all of the real and personal property securing loans in the Company's portfolio are located in California.  The Company faces the risk that many of its borrowers face uninsured property damage, interruption of their businesses or loss of their jobs from earthquakes, floods or droughts.  As a result these borrowers may be unable to repay their loans in accordance with their terms and the collateral for such loans may decline significantly in value.  The Company's service area is a largely agricultural region and therefore is highly dependent on a reliable supply of water for irrigation purposes.  The area obtains nearly all of its water from the run–off of melting snow in the mountains of the Sierra Nevada to the east.  Although such sources have usually been available in the past, water supply can be adversely affected by light snowfall over one or more winters or by any diversion of water from its present natural courses.  Any such event could impair the ability of many of the Company's borrowers to meet their obligations to the Company.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available–for–sale securities and federal funds sold.  The Company's liquid assets totaled $249,653,000 and $203,698,000 on September 30, 2001 and December 31, 2000, respectively, and constituted 30% of total assets on both those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total pledged securities were $120,646,000 at September 30, 2001 compared with $124,396,000 at December 31, 2000.

Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers' Bank aggregating $70,327,000 of which $47,781,000 was outstanding as of September 30, 2001 and $14,600,000 was outstanding as of December 31, 2000.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

                Capital Resources               Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the company has been internaly generated capital through retained earnings.  The Company’s shareholder equity increased by $9,347,000 or 17% from December 31, 2000 to September 30, 2001.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Management believes, as of September 30, 2001, that the Company and the Bank met all capital requirements to which they are subject.  The Company’s leverage capital ratio at September 30, 2001 was 8.02% as compared with 7.56% as of December 31, 2000.  The Company’s total risk based capital ratio at September 30, 2001 was 11.27% as compared to 10.92% as of December 31, 2000.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of September 30, 2001 and were summarized as follows:

In thousands	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2001
Total capital (to risk weighted assets)	$72,062	11.27%	$51,153	8.0%	$63,941	10.0%
Tier 1 capital (to risk weighted assets)	64,056	10.02	25,576	4.0	38,365	6.0
Leverage ratio*	64,056	8.02	31,939	4.0	39,924	5.0

The Bank:
As of September 30, 2001
Total capital (to risk weighted assets)	$65,793	10.39%	$50,672	8.0%	$63,340	10.0%
Tier 1 capital (to risk weighted assets)	57,862	9.14	25,336	4.0	38,004	6.0
Leverage ratio*	57,862	7.30	31,701	4.0	39,627	5.0

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

                Deposits.  Deposits are the Company's primary source of funds.  At September 30, 2001, the Company had a deposit mix of 28% in savings deposits, 41% in time deposits, 18% in interest–bearing checking accounts and 13% in noninterest–bearing demand accounts.  Noninterest–bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company's business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At September 30, 2001, the Company had brokered deposits of $1,181,000.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2001 and December 31, 2000 are summarized as follows:

	September 30, 2001	December 31, 2000
	(In thousands)
Three months or less	$33,146	$45,233
Over three to six months	52,200	20,643
Over six to twelve months	18,431	16,526
Over twelve months	17,724	11,252
Total	$121,501	$93,654

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

At September 30, 2001, the interest rate position of the Company was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be approximately 1-2% of net interest income when compared to stable rates.   See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

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

*

10.9	Capital Corp of the West 1992 Stock Option Plan as amended by the board of directors on or about January 23, 2001.	*

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