Form 10-K
period 2001-12-31
CAPITAL CORP OF THE WEST
filed 2002-03-29
CIK 1004740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001
Commission File Number: 0-27384

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

CAPITAL CORP OF THE WEST

(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 West Main Street, Merced, California	95340
(Address of principal executive offices)	(Zip Code)

(209) 725-2269
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act (Title of Class):

Common Stock, no par value;

Preferred Share Purchase Rights

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐   No

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately  $88,882,163 (based on the $17.87 average of bid and ask prices per common share on March 15, 2002).  The number of shares outstanding of the Registrant’s common stock, no par value, as of March 15, 2002 was 4,973,820.

Documents incorporated by reference:

Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 13 and portions of the Annual Report to Shareholders for 2001 are incorporated by reference in Part II, Item 5 through 8.

Capital Corp of the West

Table of Contents

Reference

PART I

ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	Proxy Statement for 2002 Annual Meeting
ITEM 11.	EXECUTIVE COMPENSATION	Proxy Statement for 2002 Annual Meeting
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	Proxy Statement for 2002 Annual Meeting
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	Proxy Statement for 2002 Annual Meeting

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX

PART I

ITEM 1.                                  BUSINESS

General Development of the Company

General

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995.  On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”).  During 1999, Town and Country Finance and Thrift (the “Thrift”) was merged into County Bank.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  As of December 31, 2001, the Company’s securities consist of 4,927,465 shares of Common Stock, no par value, and no shares of Preferred Stock.  As of March 15, 2002 there were 4,973,820 common shares outstanding, held by approximately 1,700 shareholders.  There were no preferred shares outstanding at March 15, 2002.  The Company has one wholly owned inactive nonbank subsidiary, Capital West Group (“CWG”) at December 31, 2001.  The Bank has four wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”), County Investment Trust (“REIT”), and County Investment II (“REIT 2”).  During January 2002, the board approved the dissolution of REIT 2.  It is anticipated that REIT 2 will be completely liquidated and dissolved by the end of the second quarter of 2002.  CAA is currently inactive.  All references herein to the “Company” include the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

Information about Commercial Banking & General Business of the Company and its Subsidiaries

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation.  The Bank commenced operations in 1977.  In November 1992, the Bank changed its legal name to County Bank.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to applicable limits.  The Bank is a member of the Federal Reserve System.

Industry & Market Area

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus, Tulare and Tuolomne counties.  The Bank has eighteen full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters.  There are offices in Atwater, Hilmar, Los Banos, Sonora, Stockton, two offices in Modesto and two offices in Turlock.  In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa.  During 1999, the Bank opened its first office in Fresno, and in 2000 expanded our presence in Fresno by adding an additional office.  On January 18, 2001 the Bank opened a loan production office in San Francisco that during 2001 was converted into a full service branch. The Bank’s administrative headquarters also provides accommodations for the activities of Merced Area Investment & Development (“MAID”), the Bank’s wholly owned real estate subsidiary.  (See “ITEM 2.  PROPERTIES”)

Competition

The Company’s primary market area consists of Fresno, Madera, Mariposa, Merced, San Francisco, Stanislaus, Tulare, Tuolomne and Stanislaus Counties and nearby communities.  The banking business in California generally, and specifically in the Company’s primary market area, is highly competitive with respect to both loans and deposits.  The banking business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas.  Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company or through its correspondent banks.  By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

Smaller independent financial institutions, savings and loans and credit unions also serve as competition in our service area.  At June 30, 2001, the Bank maintained a market share of 33% of total FDIC insured deposits in the County of Merced, California.  The Bank’s market share of FDIC insured deposits in the counties of Fresno, Madera, Mariposa, Stanislaus, and Tuolumne, California was approximately 1%, 3%, 41%, 4%, and 3% respectively.  The Bank’s market share of total FDIC insured deposits in the counties of San Francisco and San Joaquin, California were less than 1% of the total FDIC insured deposits in those counties.

In the past, the Bank’s principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions.  To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies.  Other institutions, such as brokerage houses, credit card companies, and even retail establishments have offered new investment vehicles, such as money-market funds, which also compete with banks.  The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

To compete effectively in our service area, the Bank relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff.  For customers whose loan demands exceed the Bank’s lending limits, the Bank seeks to arrange funding for such loans on a participation basis with its correspondent banks or other independent commercial banks.  The Bank also assists customers requiring services not offered by the Bank to obtain such services from its correspondent banks.

See also the discussion under “Regulation and Supervision – Financial Services Modernization Legislation.”

Bank’s Services and Markets

Bank

The Bank conducts a general commercial banking business including the acceptance of demand (includes interest bearing), savings and time deposits.  The Bank also offers commercial, agriculture, real estate, personal, home improvement, home mortgage, automobile, credit card and other installment and term loans.  The Bank offers travelers’ checks, safe deposit boxes, banking-by-mail, drive-up facilities, 24-hour automated teller machines, and other customary banking services to its customers.  The Bank does not operate a trust department nor does it offer these services through a correspondent banking relationship to its customers.

The five general areas in which the Bank has directed its lendable assets are (i) real estate mortgage loans, (ii) commercial loans,  (iii) agricultural loans,  (iv) consumer loans, and (v) real estate construction loans.  As of December 31, 2001, these five categories accounted for approximately 35%, 22%, 18%, 14% and 11%, respectively, of the Bank’s loan portfolio.

In 1994, the Bank organized a department to originate loans within the underwriting standards of the Small Business Administration (“SBA”).  The Bank originates packages and subsequently sells these loans in the secondary market and retains servicing rights on these loans.

The Bank’s deposits are attracted primarily from individuals and small and medium-sized business-related sources.  The Bank also attracts some deposits from municipalities and other governmental agencies and entities.  In connection with the deposits of municipalities or other governmental agencies, the Bank is generally required to pledge securities to secure such deposits, except when the depositor signs a waiver with respect to the first $100,000 of such deposits, which amount is insured by the FDIC.

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investment securities (principally U.S. Government securities, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and municipal bonds), and (iii) service charges on deposit accounts.  For the year ended December 31, 2001, these sources comprised approximately 67%, 22%, and 6% respectively, of the Bank’s total interest and noninterest income.

Most of the Bank’s business originates from individuals, businesses and professional firms located in its service area. The Bank is not dependent upon a single customer or group of related customers for a material portion of its deposits, nor is a material portion of the Bank’s loans concentrated within a single industry or group of related industries.  The quality of Bank assets and Bank earnings could be adversely affected by a downturn in the local economy, including the agricultural sector.

Bank’s Real Estate Subsidiary (MAID)

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

Federal law now precludes banks from engaging in real estate development.  At December 31, 2001, MAID held no real estate investments.  The last remaining real estate parcel held by MAID was sold during 2000.  MAID does not currently intend to purchase or develop any new investment properties.  In the future, MAID may be used to own, operate, and maintain branch premises property.

Employees

As of December 31, 2001, the Company employed a total of 267 full-time equivalent employees.  The Company believes that employee relations are excellent.

Seasonal Trends in the Company’s Business

Although the Company does experience some immaterial seasonal trends in deposit growth and funding of its agricultural and construction loan portfolios, in general the Company’s business is not seasonal.

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

BANK HOLDING COMPANY ACT

As a bank holding company, Capital Corp is subject to regulation under the BHC Act, and is registered as such with, and subject to examination by, the FRB.  Pursuant to the BHC Act, Capital Corp is subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries.  It may of course manage or control banks.  Generally, however, it is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five (5) percent of any class of voting shares of an entity engaged in nonbanking activities, unless the FRB finds such activities to be “so closely related to banking” as to be deemed “a proper incident thereto” within the meaning of the BHC Act.  Removal of many of the activity limitations is currently under review by Congress, but whether any legislation liberalizing permitted bank holding company activities will be enacted is not known.  As a bank holding company, the Company may not acquire more than (5) percent of the voting shares of any domestic bank without the prior approval of (or, for “well managed” companies, prior written notice to) the FRB.

The BHC Act subjects bank holding companies to minimum capital requirements.  See “—Regulatory Capital Requirements.” Regulations and policies of the FRB also require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  It is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting a subsidiary bank.  Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice.

COUNTY BANK

County Bank is a California state-licensed bank.  The Bank is a member of the Federal Reserve Bank (FRB) and maintains deposits insured by the Federal Deposit Insurance Corporation (FDIC) and thus is subject to the rules and regulations of the FDIC pertaining to deposit insurance, including deposit insurance assessments.  The Bank is subject to regulation and supervision by the FRB and the California Department of Financial Institutions (the “Department” or “DFI”).  Applicable federal and state regulations address many aspects of the Bank’s business and activities, including investments, loans, borrowings, transactions with affiliates, branching, reporting and other areas.  County Bank may acquire other banks or branches of other banks with approval of the FRB, FDIC and the Department.  County Bank is subject to examination by both the FRB and the Department.

DIVIDENDS

The Company may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  In the event sufficient retained earnings are not available for the proposed distribution, such a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation’s assets equal at least 125% of its liabilities and certain other conditions are met.  Since the 125% ratio translates into a minimum capital ratio of 20%, most bank holding companies, including the Company based on its current capital ratios, are unable to meet this last test.

The primary source of funds for payment of dividends by the Company to its shareholders is the receipt of dividends from the Bank.  The Company’s ability to receive dividends from the Bank is limited by applicable state and federal law.  A California state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following:  (i) the bank’s retained earnings, or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period.  However, with the approval of the Commissioner of Financial Institutions (the “Commissioner”), a bank may pay dividends in an amount not to exceed the greater of (i) a bank’s retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year.

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

REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are required to maintain a minimum risk-based capital ratio of 8% (at least 4% in the form of Tier 1 capital) of risk-weighted assets and off-balance sheet items.  “Tier 1” capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. “Tier 2” capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves.  In calculating the relevant ratio, a bank’s assets and off-balance sheet commitments are risk-weighted:  thus, for example, loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for interbank obligations, and 0% for vault cash and U.S. Government securities).

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

Federal regulation has established five tiers of capital measurement ranging from “well capitalized” to “critically undercapitalized.”  Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks.  If a bank does not meet the minimum capital requirements set by its regulators, the regulators are compelled to take certain actions, which may include a prohibition on payment of dividends to a parent holding company and requiring adoption of an acceptable plan to restore capital to an acceptable level.  Failure to comply will result in further sanctions, which may include orders to raise capital, merge with another institution, restrict transactions with affiliates, limit asset growth or reduce asset size, divest certain investments and /or elect new directors.  It is Capital Corp’s intention to maintain risk-based capital ratios for itself and for the Bank at above the minimum for the “well capitalized” level (6% Tier 1 risk-based; 10% total risk-based) and to maintain the leverage capital ratio for County Bank above the 5% minimum for “well-capitalized” banks.  At December 31, 2001, the Company’s leverage, Tier 1 risk-based and total risk-based capital ratios were 7.72%, 9.49% and 10.74%, and the Bank’s leverage, Tier 1 risk-based and total risk-based capital ratios were 7.33%, 9.03% and 10.28%.  No assurance can be given that the Company or the Bank will be able to maintain capital ratios in the “well capitalized” level in the future.

CROSS-INSTITUTION ASSESSMENTS

Any insured depository institution owned by the Company can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company.

INSURANCE PREMIUMS AND ASSESSMENTS

The FDIC has authority to impose a special assessment on members of the Bank Insurance Fund (the “BIF”) to ensure that there will be sufficient assessment income for repayment of BIF obligations and for any other purpose which it deems necessary.  The FDIC is authorized to set semi-annual assessment rates for BIF members at levels sufficient to increase the BIF’s reserve ratio to a designated level of 1.25% of insured deposits.  The BIF achieved this level in mid-1995.  Congress is considering various proposals to merge the BIF with the Savings Association Insurance Fund (“SAIF”) or otherwise to require banks to contribute to the insurance funds for savings associations.  Adoption of any of these proposals might increase the cost of deposit insurance for all banks, including the Bank.

The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities.  An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  Each insured depository institution is also to be assigned to one of the following “supervisory subgroups”:  Subgroup A, B or C.  Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.  The FDIC assigns each member institution an annual FDIC assessment rate which, as of the date of this report, varies between 0.0% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions).  Insured institutions are not permitted to disclose their risk assessment classification.

The cost of carrying bonds issued by the Financing Corporation (“FICO”) to cover losses of failed savings associations is allocated equally between BIF-insured institutions and SAIF— insured institutions.  The Bank’s premiums during 2002 are being assessed at a rate of $.0182 per $100 of insured deposits.

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

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act (“CRA”) requires each bank to identify the communities served by the bank’s offices and to identify the types of credit the bank is prepared to extend within such communities.  It also requires the bank’s regulators to assess the bank’s performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions and other transactions, such as the Branch Acquisition.  An unsatisfactory rating may be the basis for denying such an application.  The Bank completed a CRA examination as of January 2001, and received a “low satisfactory” rating.  During February 2002, a CRA and Compliance examination was begun, but not yet completed as of March 15, 2002.

POTENTIAL ENFORCEMENT ACTIONS

Banks and their institution-affiliated parties may be subject to potential enforcement actions by the bank regulatory agencies for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties. See “ — County Bank”.

INTERSTATE BANKING

Riegle-Neal Interstate Banking and Branching Efficiency Act.  The Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”) was enacted in 1994.  Generally, provisions of the Riegle-Neal Act authorize interstate banking and interstate branching, subject to certain state options.  The following is a summary of its provisions:

INTERSTATE BANKING AND BRANCHING

• Interstate acquisition of banks by holding companies was permitted in all states on and after September 29, 1995. However, states may continue to prohibit acquisition of banks that have been in existence less than five years and interstate chartering of new banks.

• Interstate mergers of banks were permitted as of June 1, 1997, unless a state adopted legislation before June 1, 1997 to “opt out” of interstate merger authority.  Individual states were permitted to enact legislation to permit interstate mergers earlier than that date.

• Interstate acquisition of branches is permitted to a bank only if the law of the state where the branch is located expressly permits interstate acquisition of a branch without acquiring the entire bank.

• Interstate de novo branching is permitted to a bank only if a state adopts legislation to “opt in” to interstate de novo branching authority.

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

MEETING LOCAL CREDIT NEEDS.  CRA evaluations are required for each state in which an interstate bank has a branch. Interstate banks are prohibited from using out-of-state branches “primarily for the purpose of deposit production.”  Federal banking agencies have adopted regulations to ensure that interstate branches are being operated with a view to the needs of the host communities.

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act of 1999 (the “Modernization Act”).  The Modernization Act repeals two provisions of the Glass-Steagall Act:  Section 20, which became effective March 11, 2000 restricts the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.  In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance.  The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.  “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in conjunction with the Secretary of the Treasury, determine to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order for the Company to take advantage of the ability provided by the modernization Act to affiliate with other financial service providers, it must become a “Financial Holding Company.”  To do so, the Company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding companies and certifying that it is eligible to do so because its insured depository institution subsidiary (the Bank) is well-capitalized and well-managed.  In addition, the Federal Reserve must also determine that an insured depository institution subsidiary has at least a “satisfactory” rating under the Community Reinvestment Act.  The Company currently meets the requirements for Financial Holding Company status.  The Company will continue to monitor its strategic business plan to determine whether, based on market conditions and other factors, the Company wishes to utilize any of its expanded powers provided in the modernization Act.

The Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary.  It expressly preserves the ability of a state bank to retain all existing subsidiaries.  Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Modernization Act to the same extent as a national bank.  In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.  [the Bank currently meets those requirements.]

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

INTERNATIONAL MONEY LAUNDERING ABATEMENT AND FINANCIAL ANTI-TERRORISM ACT OF 2001

The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain issues involving financial institutions.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”).  IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLAFATA requires each financial institution to:  (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002.  Whether or not regulations are adopted, IMLAFATA becomes effective July 23, 2002.  Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

Selected Statistical Information

The following tables on pages 12 through 18 present certain statistical information concerning the business of the Company.  This information should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” at ITEM 7, pages 10 through 20 of the Company’s 2001 Annual Report to Shareholders incorporated herein by reference, and with the Company’s Consolidated Financial Statements and the Notes thereto included in Item 8, pages 22 through 46 of the Company’s 2001 Annual Report to Shareholders incorporated herein by reference.  The statistical information that follows is generally based on average daily amounts.

Interest Rates and Margins:

Managing interest rates and margins is essential to the Company in order to maintain profitability.  The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholder’s equity, as well as the total dollar amount of interest income from average interest-earning assets and resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates.

	For the years ended December 31,
	2001			2000			1999
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets
Federal funds sold	$19,280	$791	4.10%	$10,208	$650	6.37%	$9,140	$443	4.85%
Time deposits at other financial institutions	385	16	4.16	635	39	6.14	2,691	156	5.80
Nontaxable investment securities(1)	28,983	1,522	5.25	29,511	1,537	5.21	30,057	1,566	5.21
Taxable investment securities(2)	201,237	12,649	6.29	145,707	10,209	7.01	114,402	7,129	6.23
Loans, gross(3)	453,503	43,495	9.59	369,367	38,643	10.46	303,463	30,255	9.97
Total interest-earning assets	703,388	58,473	8.31	555,428	51,078	9.16	459,753	39,549	8.60
Allowance for loan losses	(8,770)			(7,121)			(5,902)
Cash and noninterest-bearing deposits at other banks	28,498			23,753			24,579
Premises and equipment, net	13,358			13,036			13,146
Interest receivable and other assets	31,759			27,786			24,310
Total assets	$768,233			$612,882			$515,886

Liabilities and shareholders’ equity
Negotiable orders of withdrawal	$86,011	254.30%		$74,663	503.67%		68,134	458.67%
Savings deposits	196,838	5,856	2.98	178,279	7,095	3.98	174,301	5,752	3.30
Time deposits	265,912	14,281	5.37	198,183	11,642	5.87	141,497	7,074	5.00
Other borrowings	43,772	2,308	6.47	22,456	1,528	6.80	10,772	756	7.02
Total interest-bearing liabilities	592,533	22,699	3.92	473,581	20,768	4.39	394,704	14,040	3.56
Noninterest-bearing deposits	105,888			86,706			74,979
Accrued interest, taxes and other liabilities	5,620			5,787			3,118
Total liabilities	704,041			566,074			472,801

Total shareholders’ equity	59,047			46,808			43,085
Total liabilities and shareholders’ equity	$768,233			$612,882			$515,886

Net interest income and margin(4)		$35,774	5.01%		$30,310	5.46%		$25,509	5.55%

(1)         Interest on tax advantaged such as municipal securities is computed on a taxable-equivalent basis.

(2)         Tax advantaged corporate dividends received are computed on a taxable-equivalent basis.

(3)         Interest on non-accrual loans is recognized into income on a cash received basis.

(4)         Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities.  It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and borrowed funds.  The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability and the amount of change attributable to volume and rate changes for the years indicated.  The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

	2001 Compared to 2000			2000 Compared to 1999
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Net Interest Income Variance Analysis
Increase (decrease) in interest income:
Loans	$8,266	$(3,414)	$4,852	$6,835	$1,553	$8,388
Taxable investment securities	3,576	(1,136)	2,440	2,118	962	3,080
Nontaxable investment securities	(28)	13	(15)	(25)	(4)	(29)
Federal funds sold	431	(290)	141	56	151	207
Time deposit at other institutions	(13)	(10)	(23)	(126)	9	(117)
Total	12,232	(4,837)	7,395	8,858	2,671	11,529
Increase (decrease) in interest expense:
Interest-bearing demand deposits	67	(316)	(249)	44	1	45
Savings deposits	685	(1,924)	(1,239)	134	1,209	1,343
Time deposits	3,706	(1,067)	2,639	3,179	1,389	4,568
Other borrowings	1,187	(407)	780	796	(24)	772
Total	5,645	(3,714)	1,931	4,153	2,575	6,728
Increase (decrease) in net interest income	$6,587	$(1,123)	$5,464	$4,705	$96	$4,801

Investment Portfolio Maturities

The following table sets forth the maturities of debt securities at December 31, 2001 and the weighted average yields of such securities calculated on a book value basis using the weighted average yield within each scheduled maturity grouping.  Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.  Yields on municipal securities have not been calculated on a tax-equivalent basis.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
	(Dollars in thousands)
Available for sale debt securities:
U.S. Treasury and U.S. government agencies	$—	—%	$68,313	4.71%	$10,399	7.15%	$—	—%	$78,712
State and political subdivisions	—	—	—	—	12,371	4.35	11,898	4.51	24,269
Mortgage-backed securities	1	8.50	277	7.02	5,527	5.83	48,992	6.59	54,797
Collateralized mortgage obligations	—	—	—	—	—	—	33,346	5.09	33,346
Corporate debt securities	1,691	6.09	11,869	5.75	—	—	—	—	13,560
Held to maturity debt securities:
U.S. Treasury and U.S. government agencies	—	—	—	—	4,611	6.70	—	—	4,611
State and political subdivisions	—	—	—	—	—	—	4,361	5.14	4,361
Mortgage-backed securities	—	—	—	—	—	—	31,900	6.80	31,900
Collateralized mortgage obligations	—	—	—	—	—	—	687	7.23	687
Total debt securities	$1,692	6.09%	$80,459	4.87%	$32,908	5.81%	$131,184	6.03%	$246,243

The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

Asset / Liability Repricing

The interest rate gaps reported in the table below arise when assets are funded with liabilities having different repricing intervals.  Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company’s interest rate sensitivity in subsequent periods.  Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all repricing intervals.  For purposes of the analysis below, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments.  Actual payment patterns may differ from contractual payment patterns.

	By Repricing Interval
	Within three months	After three months, Within one year	After one year, within five years	After five years	Noninterest-bearing Funds	Total
	(Dollars in thousands)
Assets
Federal funds sold	$11,285	$—	$—	$—	$—	$11,285
Time deposits at other institutions	250	250	—	—	—	500
Investment securities	6,447	19,125	96,321	144,259	5,259	271,411
Loans	292,728	48,975	128,275	62,442	—	532,420
Noninterest-earning assets and allowance for loan losses	—	—	—	—	78,711	78,711
Total assets	$310,710	$68,350	$224,596	$206,701	$83,970	$894,327

Liabilities and shareholders’ equity
Demand deposits	$—	$—	$—	$—	$132,496	$132,496
Savings, money market & NOW deposits	305,776	—	—	—	—	305,776
Time deposits	140,440	133,679	20,250	—	—	294,369
Other interest-bearing liabilities	30,510	47,059	—	3,116	—	80,685
Trust Preferred Securities	—	—	—	6,000	—	6,000
Other liabilities and shareholders’ equity	—	—	—	—	75,001	75,001
Total liabilities and shareholders’ equity	$476,726	$180,738	$20,250	$9,116	$207,497	$894,327

Interest rate sensitivity gap	$(166,016)	$(112,388)	$204,346	$197,585	$(123,527)	$—

Cumulative interest rate sensitivity gap	$(166,016)	$(278,404)	$(74,058)	$123,527	$—	—

Loan Portfolio

At December 31, 2001, the Company had approximately $188,802,000 in undisbursed loan commitments.  This compares with $144,480,000 at December 31, 2000.  Standby letters of credit were $3,852,000 and $1,320,000, at December 31, 2001 and 2000.  For further information about the composition of the Company’s loan portfolio see  “ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” section entitled “Credit Risk Management and Asset Quality,” pages 15 through 17 of the Company’s 2001 Annual Report to Shareholders incorporated herein by reference.

The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

December 31,

	2001	2000	1999	1998	1997
	Amount	Amount	Amount	Amount	Amount
	(Dollars in thousands)
Commercial, financial and agricultural	$215,115	$155,952	$112,179	$87,245	$78,550
Real estate – construction	57,989	30,133	11,926	13,840	12,657
Real estate – mortgage	187,586	141,575	120,978	96,957	70,802
Consumer installment	71,730	85,004	86,185	70,891	55,968
Total	$532,420	$412,664	$331,268	$268,933	$217,977

The table that follows shows the maturity distribution of the portfolio of commercial and agricultural, real estate construction, real estate mortgage and installment loans on December 31, 2001 by fixed and floating rate attributes:

	December 31, 2001
	Within One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial and agricultural
Loans with floating rates	$96,421	$31,791	$25,032	$153,244
Loans with predetermined rates	14,160	31,012	16,669	61,871
Subtotal	110,581	62,803	41,731	215,115

Real Estate—Construction
Loans with floating rates	25,934	14,855	11,931	52,720
Loans with predetermined rates	1,869	362	3,038	5,269
Subtotal	27,803	15,217	14,969	57,989

Real Estate—Mortgage
Loans with floating rates	11,830	18,562	88,060	118,452
Loans with predetermined rates	358	21,362	47,414	69,134
Subtotal	12,188	39,924	135,474	187,586

Consumer installment
Loans with floating rates	16,615	7,713	—	24,328
Loans with predetermined rates	3,356	41,162	2,884	47,402
Subtotal	19,971	48,875	2,884	71,730

Total	$170,543	$166,819	$195,058	$532,420

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

The Company also has an internal loan review process as well as periodic external reviews.  The results of these reviews are assessed by the Company’s audit committee.  Collection of delinquent loans is generally the responsibility of the Company’s credit administration staff.  However, certain problem loans may be dealt with by the originating loan officer.  The Directors Loan Committee reviews the status of delinquent and problem loans on a monthly basis. The Company’s underwriting and review practices notwithstanding, in the normal course of business, the Company expects to incur loan losses in the future.

Nonaccrual, Past Due and Restructured Loans

The following table summarizes nonperforming loans of the Company as of the dates indicated:

	December 31,
	2001 Amount	2000 Amount	1999 Amount	1998 Amount	1997 Amount
	(Dollars in thousands)
Nonaccrual loans	$4,247	$2,243	$1,984	$1,164	$2,611
Accruing loans past due 90 days or more	609	97	6	413	131
Total nonperforming loans	4,856	2,340	1,990	1,577	2,742
Other real estate owned	472	248	247	60	60
Total nonperforming assets	$5,328	$2,588	$2,237	$1,637	$2,802

Nonperforming loans to total loans	0.91%	0.57%	0.60%	0.59%	1.26%
Nonperforming assets to total assets	1.00%	0.38%	0.40%	0.33%	0.66%

Loans with significant potential problems or impaired loans are placed on nonaccrual status.  Management defines impaired loans as those loans, regardless of past due status, in which management believes the collection of principal and interest is in doubt.  The balance of impaired loans was $4,856,000, $2,340,000, $1,990,000, $1,577,000 and $2,742,000 in 2001, 2000, 1999, 1998 and 1997 respectively.  Nonaccrual loans totaled $4,247,000, $2,243,000, $1,984,000, $1,164,000 and $2,611,000 in 2001, 2000, 1999, 1998 and 1997 respectively.  The amount of gross interest income that would have been recorded on nonaccrual loans in the periods then ended if the loans had been current in accordance with the original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $170,000, $224,000, $143,000, $91,000, and $189,000 in 2001, 2000, 1999, 1998, and 1997.  The amount of interest income on nonaccrual loans that was included in net income was $105,000, $79,000, $126,000, $134,000, and $471,000 in 2001, 2000, 1999, 1998, and 1997.

Allocation of the Allowance for Loan Losses

The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

	December 31,
	2001		2000		1999		1998		1997
	Amount	Loans % to total loans	Amount	Loans % to Total loans	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to Total loans
	(Dollars in thousands)
Commercial, financial and agricultural	$6,029	40%	$4,186	38%	$3,365	34%	$2,618	33%	$1,868	36%
Real estate – construction	676	11	451	7	358	4	376	5	640	6
Real estate – mortgage	2,187	35	2,076	34	1,815	36	1,260	36	1,058	32
Installment	851	14	1,494	21	1,004	26	521	26	267	26
Total	$9,743	100%	$8,207	100%	$6,542	100%	$4,775	100%	$3,833	100%

Other Interest-Bearing Assets

The following table relates to other interest bearing assets not disclosed above for the dates indicated.  This item consists of a salary continuation plan for the Company’s executive management and a deferred compensation plan for participating board members.  The plans are informally linked with universal life insurance policies containing cash surrender values as listed in the following table:

	December 31
	2001	2000	1999
	(Dollars in thousands)
Cash surrender value of life insurance	$16,160	$6,075	$5,792

                During 2001, the Bank purchased $9,595,000 in bank owned life insurance.  This additional life insurance is in the form of single premium life policies covering bank officers.  These policies have a variable rate of return that is reset annually by each insurer.  The Bank is the owner of these policies and also the named beneficiary.

Deposits

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the years indicated:

Deposits	For the Year Ended December 31,
	2001		2000		1999
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Noninterest-bearing demand deposits	$105,888	—%	$86,706	—%	$74,979	—%
Interest-bearing demand deposits	86,011	0.30	74,663	0.67	68,134	0.67
Savings deposits	196,838	2.98	178,279	3.98	174,301	3.30
Time deposits under $100,000	154,883	5.33	114,422	5.78	90,586	4.73
Time deposits $100,000 and over	111,029	5.42	83,761	6.00	50,911	5.48

Maturities of Time Certificates of Deposits of $100,000 or More

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2001 are summarized as follows:

(Dollars in thousands)
Remaining Maturity:
Three months or less	$59,094
Over three through six months	52,728
Over six through twelve months	42,212
Over twelve months	9,161
Total	$163,195

Return on Equity and Assets

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

Return on Average Equity and Assets

	For the year ended December 31,
	2001	2000	1999
Return on average assets	1.03%	1.09%	0.99%
Return on average equity	13.40	14.33	11.86
Dividend payout ratio	—	—	—
Average equity to average assets	7.69%	7.64%	8.35%

Market for Company’s Common Stock and Related Stock Matters

The Company’s stock is included for quotation on the Nasdaq National Market System with a stock quotation symbol of CCOW.  The following table indicates the range of high and low bid prices for the period shown, based upon information provided by the Nasdaq National Market System.  Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  There were approximately 1,700 CCOW shareholders as of December 31, 2001.

2001	High	Low
4th quarter	$16.25	$13.01
3rd quarter	17.00	14.05
2nd quarter	16.29	12.25
1st quarter	13.75	11.41

2000	High	Low
4th quarter	$12.00	$10.63
3rd quarter	11.88	10.38
2nd quarter	10.75	8.13
1st quarter	$10.75	$7.75

ITEM 2.                                  PROPERTIES

The Bank

(1)           North Merced Office

The Bank’s north Merced office is located at 490 West Olive Avenue in Merced with approximately 5,600 square feet of interior floor space.  This building was constructed in 1978 at a cost of approximately $400,000 and is situated on a lot of approximately 47,000 square feet, which the Bank purchased in 1977 for approximately $186,000.  Management believes that this facility will be adequate to accommodate the operations of this branch for the foreseeable future.

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

In November, 1999, the Bank received approval to convert the Turlock Town and Country branch into a full service County Bank branch.  There is no current lease on this facility and current rents are paid on a month to month basis.  The facility includes approximately 2,160 square feet located at 410 East Olive Avenue in Turlock.  Management is reviewing possible alternative sites for a downtown Turlock office.  It is anticipated that either a new lease will be executed or a relocation to a new site will occur during the second quarter of 2002.

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

On June 1, 2000, the Bank renewed the lease on the branch in downtown Modesto and entered into a ten-year lease with a non-affiliated third party for an approximately 8,208 square foot building at 1003 12th Street, Modesto.  The branch opened for business on December 31, 1996.  Management believes that this facility will be adequate to accommodate the banking operation for the foreseeable future.

(9)           Acquired Branches – Dos Palos, Livingston, and Mariposa

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

(12)         San Francisco Branch

In April, 2001, the Bank opened a full service office in San Francisco, California.  The current facility is located at 130 Battery Street in San Francisco.  Effective March 1, 2001, the Bank entered into a 5 year lease with a nonaffiliated party for approximately 2,880 square feet of office space.  Management believes the facility will be adequate to accommodate the operation of the branch in San Francisco for the foreseeable future.

(13)         Stockton Branch

In July, 2001, the Bank opened a full service banking facility located in Stockton, California.  The Bank entered into a five-year lease with a nonaffiliated third party for approximately 1,740 square feet of office space.  Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

ITEM 3.                                  LEGAL PROCEEDINGS

As of December 31, 2001, the Company, is not a party to, nor is any of it’s property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities.

The Company is, however, exposed to certain potential claims encountered in the normal course of business.  In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations in the foreseeable future.

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the quarter ended December 31, 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

For information concerning the market for the Company’s common stock and related shareholder matters, see page 19 of the Company’s 2001 Annual Report to Shareholders incorporated herein by reference.

ITEM 6	SELECTED FINANCIAL DATA

For selected consolidated financial data concerning the Company, see page 9 of the Company’s 2001 Annual Report to Shareholders incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management’s discussion and analysis of financial condition and results of operations, see pages 10 through 20 of the Company’s 2001 Annual Report to Shareholders incorporated herein by reference.

ITEM 7A.	MARKET RISK

For management’s discussion and analysis of market risk and interest rate risk management, see pages 17 through 19 of the Company’s 2001 Annual Report to Shareholders incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Balance Sheets as of December 31, 2001 and 2000 and Audited Consolidated Statements of Income and Comprehensive Income, Shareholders’ Equity and Cash Flows for the fiscal years ending December 31, 2001, 2000, and 1999 appear on pages 22 through 25 of the Company’s 2001 Annual Report to Shareholders incorporated herein by reference.  Notes to the Consolidated Financial Statements appear on pages 26 through 46 of the Company’s 2001 Annual Report to Shareholders incorporated herein by reference.  The Independent Auditors’ Report appears on page 21 of the Company’s 2001 Annual Report to Shareholders incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and there were no disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the section of the Company’s 2001 Proxy Statement titled “Election of Directors,” which is to be filed on or about March 14, 2002.

ITEM 11.                                                                                              EXECUTIVE COMPENSATION

As permitted by Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company’s 2001 Proxy Statement titled “Information Pertaining to Election of Directors,” which is to be filed on or about March 14, 2002.

ITEM 12.                                                                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As permitted by Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the Company’s Proxy Statement, which is to be filed on or about March 14, 2002.

ITEM 13.                                                                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As permitted by Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the Company’s Proxy Statement, which was filed on or about March 14, 2002.

ITEM 14.                                                                                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Financial Statements and Schedules

An index of all financial statements and schedules filed as part of this Form 10-K appears below and the material which begins on the pages of the Company’s Annual Report to Shareholders for the year ended December 31, 2001 listed, are incorporated herein by reference in response to Item 8 of this report.

(b)   Reports on Form 8-K

There were no reports on Form 8-K filed in the quarter ending December 31, 2001.

(c)   Exhibits

The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this Form 10-K:

Exhibit Number	Exhibit
3.1	Articles of Incorporation (filed as Exhibit 3.1 of the Company’s September 30, 1996 Form 10-Q filed with the SEC on or about November 14, 1996).

3.2	Bylaws (filed as Exhibit 3.2 of the Company’s September 30, 1996 Form 10-Q filed with the SEC on or about November 14, 1996)

3.3

Rights Agreement between Capital Corp of the West and Harris Trust Company of California dated as of September 26, 1997, including Form of Right Certificate attached thereto as Exhibit B (filed as Exhibit 4 to the Company’s Registration Statement on Form 8-A filed with the SEC on October 1, 1997.

10	Employment Agreement between Thomas T. Hawker and Capital Corp. of the West (filed as Exhibit 10 of the Company's 2000 Form 10-K filed with the SEC on or about March 30, 2001).	*

10.1	Administration Construction Agreement (filed as Exhibit 10.4 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.2	Stock Option Plan (filed as Exhibit 10.6 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.3	401(k) Plan (filed as Exhibit 10.7 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.4	Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.5	Purchase Agreement for three branches from Bank of America is incorporated herein by reference from Exhibit 2.1 Registration Statement on Form S-2 filed July 14, 1997, File No. 333-31193.

10.6	Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the West (filed as Exhibit 10.6 of the Company’s 1999 Form 10-K with the SEC on or about March 17, 2000).	*

10.7	Deferred Compensation Agreement between members of the board of directors and Capital Corp of the West (filed as exhibit 10.7 of the Company’s 1999 Form 10-K with the SEC on or about March 17, 2000).	*

10.8

Executive Salary Continuation Agreement between certain members of executive management and Capital Corp of the West (filed as Exhibit 10.8 of the Company’s 1999 Form 10-K with the SEC in or about March 17, 2000).

*

10.9	Executive Salary Continuation Agreement between senior executive management and Capital Corp of the West .	*

11	Statement Regarding the Computation of Earnings Per Share is incorporated herein by reference from Note 1 of the Company’s Consolidated Financial Statements.

13	Annual Report to Security Holders.

23	Independent Auditors’ Consent Letter.

*	Denotes management contract or compensatory plan arrangement.

(d)   Financial Statement Schedules

All other supporting schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2002.

CAPITAL CORP OF THE WEST

By:	/s/ THOMAS T. HAWKER
THOMAS T. HAWKER
(President and Chief Executive Officer of Capital Corp of the West)

By:	/s/ R. DALE MCKINNEY
R. DALE MCKINNEY
(Executive Vice President and Chief Financial Officer of Capital Corp of the West)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ LLOYD H. ALHEM	Director	March 15, 2002
LLOYD H. ALHEM

/s/ DOROTHY L. BIZZINI	Director	March 15, 2002
DOROTHY L. BIZZINI

/s/ JERRY E. CALLISTER	Director	March 15, 2002
JERRY E. CALLISTER

/s/ JOHN FAWCETT	Director	March 15, 2002
JOHN FAWCETT

/s/ G MICHAEL GRAVES	Director	March 15, 2002
G MICHAEL GRAVES

/s/ THOMAS T. HAWKER	Director/CEO and	March 15, 2002
THOMAS T. HAWKER	Principal Operations Officer

/s/ BERTYL W. JOHNSON	Director	March 15, 2002
BERTYL W. JOHNSON

/s/ CURTIS RIGGS	Director	March 15, 2002
CURTIS RIGGS

/s/ JERRY TAHAJIAN	Director	March 15, 2002
JERRY TAHAJIAN

/s/ JAMES W. TOLLADAY	Chairman of the	March 15, 2002
JAMES W. TOLLADAY	Board of Directors

/s/ TOM A.L. VAN GRONINGEN	Director	March 15, 2002
TOM A.L. VAN GRONINGEN

Exhibit Number	Exhibit
3.1	Articles of Incorporation (filed as Exhibit 3.1 of the Company’s September 30, 1996 Form 10-Q filed with the SEC on or about November 14, 1996).

3.2	Bylaws (filed as Exhibit 3.2 of the Company’s September 30, 1996 Form 10-Q filed with the SEC on or about November 14, 1996)

3.3

Rights Agreement between Capital Corp of the West and Harris Trust Company of California dated as of September 26, 1997, including Form of Right Certificate attached thereto as Exhibit B (filed as Exhibit 4 to the Company’s Registration Statement on Form 8-A filed with the SEC on October 1, 1997.
E-1

10	Employment Agreement between Thomas T. Hawker and Capital Corp. of the West E-1 (filed as Exhibit 10 of the Company's 2000 Form 10-K filed with the SEC on or about March 30, 2001).	*

10.1	Administration Construction Agreement (filed as Exhibit 10.4 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.2	Stock Option Plan (filed as Exhibit 10.6 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.3	401(k) Plan (filed as Exhibit 10.7 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.4	Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.5	Purchase Agreement for three branches from Bank of America is incorporated herein by reference from Exhibit 2.1 Registration Statement on Form S-2 filed July 14, 1997, File No. 333-31193.

10.6	Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the West (filed as Exhibit 10.6 of the Company’s 1999 Form 10-K with the SEC on or about March 17, 2000).	*

10.7	Deferred Compensation Agreement between members of the board of directors and Capital Corp of the West (filed as exhibit 10.7 of the Company’s 1999 Form 10-K with the SEC on or about March 17, 2000).	*

10.8

Executive Salary Continuation Agreement between certain members of executive management and Capital Corp of the West (filed as Exhibit 10.8 of the Company’s 1999 Form 10-K with the SEC in or about March 17, 2000).

*

10.9	Executive Salary Continuation Agreement between senior executive management and Capital Corp of the West.	*

11	Statement Regarding the Computation of Earnings Per Share is incorporated herein by reference from Note 1 of the Company’s Consolidated Financial Statements.

13	Annual Report to Security Holders.

23	Independent Auditors’ Consent Letter.

*	Denotes management contract or compensatory plan arrangement.