Form 10-Q
period 2002-03-31
CAPITAL CORP OF THE WEST
filed 2002-05-14
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST

(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	IRS Employer ID Number

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

Yes   ☒    No   ☐

The number of shares outstanding of the registrant’s common stock, no par value, as of March 31, 2002 was 4,975,308.  No shares of preferred stock, no par value, were outstanding at March 31, 2002.

Capital Corp of the West

Capital Corp of the West

Consolidated Balance Sheets

(Unaudited)

	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$27,021	$38,003
Federal funds sold	9,525	11,285
Time deposits at other financial institutions	500	500
Investment securities available for sale, at fair value	232,032	229,852
Investment securities held to maturity at cost, fair value of $66,538,000, and $42,185,000 at March 31, 2002 and December 31, 2000	66,611	41,559
Loans, net of allowance for loan losses of $10,229,000 and $9,743,000 at March 31, 2002 and December 31, 2001	537,522	522,677
Interest receivable	5,906	5,757
Premises and equipment, net	12,944	13,143
Intangible assets	3,323	3,493
Other assets	29,774	28,058

Total assets	$925,158	$894,327

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$123,444	$132,496
Negotiable orders of withdrawal	99,067	102,055
Savings	222,138	203,721
Time, under $100,000	149,563	163,195
Time, $100,000 and over	137,331	131,174
Total deposits	731,543	732,641

Borrowed funds	116,636	80,685
Accrued interest, taxes and other liabilities	5,538	10,881
Total liabilities	853,717	824,207

Capital Securities and minority interests	6,031	6,000

Preferred Stock, no par value; 10,000,000 shares authorized; None outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 4,975,308 and 4,927,465 issued & outstanding at March 31, 2002 and December 31, 2001	40,541	40,089
Retained earnings	24,596	22,372
Accumulated other comprehensive income	273	1,659

Total shareholders’ equity	65,410	64,120
Total liabilities, Capital Securities and minority interests and shareholders’ equity	$925,158	$894,327

See accompanying notes

Capital Corp of the West

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2002	2001
Interest income:
Interest and fees on loans	$10,137	$10,780
Interest on deposits with other financial institutions	2	2
Interest on investments held to maturity:
Taxable	927	576
Non-taxable	55	56
Interest on investments available for sale:
Taxable	2,472	2,256
Non-taxable	272	272
Interest on federal funds sold	12	344
Total interest income	13,877	14,286

Interest expense:
Interest on negotiable orders of withdrawal	54	91
Interest on savings deposits	831	1,807
Interest on time deposits, under $100,000	1,539	1,491
Interest on time deposits, $100,000 and over	1,179	2,092
Interest on other borrowings	948	390
Total interest expense	4,551	5,871

Net interest income	9,326	8,415
Provision for loan losses	780	750
Net interest income after provision for loan losses	8,546	7,665

Noninterest income:
Service charges on deposit accounts	1,127	902
Other	652	451
Total noninterest income	1,779	1,353

Noninterest expenses:
Salaries and related benefits	3,944	3,313
Premises and occupancy	569	465
Equipment	716	624
Professional fees	253	117
Marketing	188	211
Goodwill and intangible amortization	170	198
Supplies	186	202
Dividend Expense on Capital Securities	154	63
Other	1,245	1,146
Total noninterest expenses	7,425	6,339

Income before income taxes	2,900	2,679
Provision for income taxes	676	767
Net income	$2,224	$1,912
Comprehensive Income:
Unrealized (loss) gain on securities arising during the period	(1,386)	1,215
Comprehensive Income	$838	$3,127
Basic earnings per share	$0.43	$0.38
Diluted earnings per share	$0.42	$0.37

See accompanying notes

Capital Corp of the West

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Retained earnings	Accumulated other
(Amounts in thousands)	Number of shares	Amounts		comprehensive income	Total

Balance, December 31, 2001	4,927	$40,089	$22,372	$1,659	$64,120

Exercise of stock options	28	139	—	—	139

Issuance of shares pursuant to 401K and ESOP plans	20	313	—	—	313

Net Change in fair market value of investment securities, net of tax benefit of $924	—	—	—	(1,386)	(1,386)

Net income	—	—	2,224	—	2,224

Balance, March 31, 2002	4,975	$40,541	$24,596	$273	$65,410

See accompanying notes

Capital Corp of the West

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	3 months ended March 31, 2002	3 months ended March 31 2001
Operating activities:
Net income	$2,224	$1,912
Adjustments to reconcile net income to net cash (used) provided by Operating activities:
Provision for loan losses	780	750
Depreciation, amortization and accretion, net	846	503
Net increase in interest receivable & other assets	(1,527)	(2,796)
Net increase (decrease) in deferred loan fees	114	(8)
Net decrease in accrued interest payable & other liabilities	(5,343)	(42)
Net cash (used) provided by operating activities	(2,906)	319

Investing activities:
Investment securities purchases	(45,653)	(32,987)
Proceeds from maturities of investment securities	16,499	6,605
Net increase in time deposits in other financial institutions	—	(250)
Proceeds from sales of commercial and real estate loans	1,200	967
Net increase in loans	(16,936)	(5,636)
Purchases of premises and equipment	(282)	(275)
Net cash used in investing activities	(45,172)	(31,576)

Financing activities:
Net increase (decrease) in demand, NOW and savings deposits	6,377	(5,006)
Net (decrease) increase in certificates of deposit	(7,475)	27,967
Net proceeds from other borrowings	35,951	13,715
Issuance of Capital Securities and increase in minority interests	31	6,000
Issuance of shares pursuant to 401K and ESOP plans	313	323
Exercise of stock options	139	139
Cash in lieu fractional shares from stock dividend	—	(7)
Net cash provided by financing activities	35,336	43,131

Net (decrease) increase in cash and cash equivalents	(12,742)	11,874

Cash and cash equivalents at beginning of period	49,288	47,768
Cash and cash equivalents at end of period	$36,546	$59,642

Cash paid during the quarter:
Interest paid	$4,623	$5,809
Income tax payments	—	1,425
Supplemental disclosure of noncash investing and financing activities:
Investment securities unrealized (losses) gains, net of tax	(1,386)	$1,215

See accompanying notes

Capital Corp of the West

Notes to Consolidated Financial Statements

March 31, 2002 and December 31, 2001

(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995.  On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”).  During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, 10,000,000 shares of Authorized Preferred Stock, and 6,000,000 of Trust Preferred 10.20% Capital Securities which have a liquidation amount of $1,000 per capital security.  As of March 31, 2002 there were 4,975,308 common shares outstanding, held of record by approximately 1,700 shareholders.  There were no preferred shares outstanding at March 31, 2002.  The Bank has four wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”), County Investment Trust (“REIT”), and County Investment II (“REIT 2”).  During January 2002, the board approved the dissolution of REIT 2.  It is anticipated that REIT 2 will be completely liquidated and dissolved by the end of the second quarter of 2002.  CAA is currently inactive.   On April 26, 2002, the Company entered into an agreement to purchase Regency Investment Advisor’s, Inc (“RIA”).  The purchase of RIA is scheduled for completion by the end of the second quarter, 2002.  All references herein to the “Company” include the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

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

INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus and Tuolomne counties.  The Bank has eighteen full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Dos Palos, Hilmar, Livingston, Los Banos, Madera, Mariposa, Sonora, two offices in Modesto, two in Fresno and two offices in Turlock.  On January 18, 2001 the Bank opened a loan production office in San Francisco that during 2001 was converted into a full service branch.  In July, 2001, the Stockton branch was opened. The Bank’s administrative headquarters also provides accommodations for the activities of Merced Area Investment & Development (“MAID”), the Bank’s wholly owned real estate subsidiary.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at March 31, 2002 and December 2001 and the results of operations for the three month periods ended March 31, 2002 and 2001, and the statements of cash flows for the three months ended March 31, 2002 and 2001 have been included.  Earnings per share have been adjusted to reflect the affect of the 5% stock dividend that was paid April 26, 2002 to shareholders of record on April 5, 2002.  The interim results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report for the year ended December 31, 2001.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ended March 31, 2002 and 2001:

	For The Three Months Ended March 31,
(Dollars in thousands, except per share data)	2002	2001

Basic EPS computation:
Net income	$2,224	$1,912
Average common shares outstanding	4,948	4,805
5% Stock Dividend in April, 2002	247	240
Average common shares outstanding	5,195	5,045
Basic EPS	$0.43	$0.38

Diluted EPS Computations:
Net income	$2,224	$1,912
Average common shares outstanding	4,948	4,805
5% Stock Dividend in April, 2002	247	240
Effect of stock options	160	141
	5,355	5,186
Diluted EPS	$0.42	$0.37

On February 22, 2001, the Company issued $6,000,000 in Capital Securities through its 100% ownership position in the County Statutory Trust I.  The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 10.2% of the liquidation value of $1,000 per share.  The Capital

Securities represent undivided beneficial interests in the Trust.  The Company owns all of the issued and outstanding common securities of the Trust.  Proceeds from the offering and from the issuance of common securities were invested in the Trust in the Company’s 10.2% Junior Subordinated Deferrable Interest Debentures due February 22, 2031 with an aggregate principal amount of $6,000,000.  The primary asset of the Trust is the Junior Debentures.  The obligations of the Trust with respect to the Capital Securities are fully and unconditionally guaranteed by the Company to the extent provided in the Guarantee Agreement with respect to the Capital Securities.  The proceeds are to be used for general corporate purposes.  The all-in costs of the Capital Securities was 10.39%.  The Capital Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes.

During January, 2002, the County Investment Trust real estate investment trust (“REIT”) issued $31,000 in Preferred Stock to 123 individual investors that was accounted for on the balance sheet as other minority interests.  County Bank owns 100% of the common stock of the REIT.  The REIT may issue, at management’s discretion, Preferred Stock or other capital instruments in the future in the normal course of operations.  Management has no such plans to issue additional common or preferred stock in the REIT at this time.  The REIT’s primary business purpose is to invest in mortgage related assets of the Bank and to provide management with an additional channel through which equity capital may be raised in the future.

Effective January 1, 2002, the Company was required to adopt the provisions of SFAS 141 and SFAS 142. Accordingly, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature. The Company was also required to reassess the useful lives and residual values of all such intangible assets and make any necessary amortization period adjustments by March 31, 2002. As a result of this assessment, management determined that no accounting adjustments were necessary. As of March 31, 2002 and December 31, 2001, the Company had recorded goodwill of $1,405,000.  The recording of goodwill occurred with the acquisition of Town and Country Finance and Thrift in June, 1996.  The original amount of recorded goodwill at the time of acquisition was $2,023,000.  From July 1, 1996 through December 31, 2001, goodwill was amortized at a rate of $98,000 per quarter. During the first quarter of 2001, the goodwill amortization lowered earnings by $98,000 or $0.01 per share on an after tax basis.

As of the date of adoption, the Company had identifiable intangible assets consisting of core deposit premiums and goodwill.  Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to goodwill will no longer be amortized after December 31, 2001 but will be reviewed for potential impairment.  Management has determined there was no impairment of goodwill as of January 1, 2002. As of March 31, 2002 and December 31, 2001, the Company had unamortized core deposit premiums of $1,918,000 and $2,088,000, respectively.  Amortization of core deposit premiums was $170,000 during the first quarter of 2002 and 2001.  Core deposit premiums are scheduled to amortize at a rate of approximately $170,000 per quarter through the quarter ended September 30, 2004 and at a rate of  $47,000 during the fourth quarter of 2004.  Core deposit premiums of $460,000 and $4,340,000 were initially recorded as the result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and from the purchase of three branches from Bank of America in December, 1997, respectively.

Item 2.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward–looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations.  Many possible events or factors could affect the future financial results and performance of the company.  This could cause results or performance to differ materially from those expressed in our forward-looking statements.  Words such as “experts”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

Readers of the Company’s Form 10-Q should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2001 Annual Report on Form 10-K filed March 29, 2002.  These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.  Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio.  The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans.  Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources.  Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions.  Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Critical accounting policies and estimates

The company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. (See caption “Allowance for Loan Losses” for a more detailed discussion).

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries’ financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

Results Of Operations

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

Overview.  For the three months ended March 31, 2002 the Company reported record net income of $2,224,000.  This compares to $1,912,000 for the same period in 2001 and represents an increase of $312,000 or 16%.  Basic and fully diluted earnings per share were $.43 and $.42 for the three months ended March 31, 2002. This compares to basic and fully diluted earnings per share of $.38 and $.37 for the three months ending March 31, 2001 and represents an increase of $0.05 per share for both basic and fully diluted earnings per share. The basic and fully diluted earnings per share are reflective of the 5% stock dividend paid in April, 2002.  The annualized return on average assets was 1.01% and 1.11% for the first three months of 2002 and 2001.  The Company’s annualized return on average equity was 13.64% and 13.93% for the three months ended March 31, 2002 and 2001.

Net Interest Income.  The Company’s primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three months ended March 31, 2002 totaled $9,326,000 and represented an increase of $911,000 or 11% when compared to the $8,415,000 achieved during the three months ended March 31, 2001.

Total interest and fees on earning assets were $13,877,000 for the three months ended March 31, 2002, a decrease of $409,000 or 3% from the $14,286,000 for the same period in 2001.  The level of interest income is affected by changes in volume of and rates earned on interest–earning assets.  Interest–earning assets consist primarily of loans, investment securities and federal funds sold.  The decrease in total interest income for the three months ended March 31, 2002 was primarily the result of a decrease in the rates earned on interest–earning assets.  Average interest–earning assets for the three months ended March 31, 2002 were $811,208,000 compared with $631,842,000 for the three months ended March 31, 2001, an increase of $179,366,000 or 28%.

Interest expense is a function of the volume of and the rates paid on interest–bearing liabilities.  Interest–bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $4,551,000 for the three months ended March 31, 2002, compared with $5,871,000 for the three months ended March 31, 2001, a decrease of $1,320,000 or 22%. This decrease was primarily the result of a decrease in the interest rate paid on interest–bearing liabilities. Average interest–bearing liabilities were $687,335,000 for the three months ended March 31, 2002 compared with $529,844,000 for the same three months in 2001, an increase of $157,491,000 or 30%.  Average interest rates paid on interest-bearing liabilities were 2.65% for the three months ending March 31, 2002 compared with 4.43% for the same three months of 2001, a decrease in interest rates paid of 178 basis points or 40%.

The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets which has been accomplished by increasing the utilization of existing facilities and adding new branches in San Francisco and Stockton, California.

The Company’s taxable equivalent net interest margin, the ratio of net interest income to average interest–earning assets, was 4.66% for the three months ended March 31, 2002 compared with 5.36% for the same period in 2001.  Net interest margin provides a measurement of the Company’s ability to employ funds profitably during the period being measured.  The Company’s decrease in net interest margin was primarily attributable to a decrease in prevailing market interest rates.  Loans as a percentage of average interest-earning assets remained stable at 65% for the three months ended March 31, 2002 equaling the 65% for the three months ended March 31, 2001.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended March 31, 2002			Three months ended March 31, 2001
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$2,837	$12	1.69%	$24,786	$344	5.55%
Time deposits at other financial institutions	500	2	1.60	108	2	7.41
Taxable investment securities (1)	248,697	3,443	5.54	167,391	2,840	6.79
Nontaxable investment securities (1)	28,958	398	5.50	29,003	374	5.14
Loans, gross: (2)	530,216	10,137	7.65	410,554	10,780	10.50
Total interest-earning assets:	811,208	13,992	6.90	631,842	14,340	9.08
Allowance for loan losses	(10,044)			(8,402)
Cash and due from banks	28,090			22,678
Premises and equipment, net	13,128			13,055
Interest receivable and other assets	38,672			30,694
Total assets	$881,054			$689,867

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$97,617	$54	0.22	$80,445	$91	0.45
Savings deposits	210,435	831	1.58	186,824	1,807	3.87
Time deposits	284,395	2,718	3.82	236,951	3,583	6.05
Other borrowings	94,888	948	4.00	25,624	390	6.09
Total interest-bearing liabilities	687,335	4,551	2.65	529,844	5,871	4.43

Noninterest-bearing deposits	116,556			96,684
Accrued interest, taxes and other liabilities	5,929			5,920
Total liabilities	809,820			632,448

Capital Securities and other minority interests	6,000			2,533

Total shareholders’ equity	65,234			54,886
Total liabilities and shareholders’ equity	$881,054			$689,867

Net interest income and margin (3)		$9,441	4.66%		$8,469	5.36%

(1)                                  Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $71,000 and $46,000 for  the three months ended March 31, 2002 and 2001, respectively.  Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $44,000 and $8,000 for the three months ended March 31, 2002 and 2001

(2)                                  Amounts of interest earned includes loan fees of $197,000 and $267,000 for March 31, 2002 and 2001 respectively.

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

Net Interest Income Variance Analysis:

	Three months ended
	March 31, 2002 compared to March 31, 2001
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$(186)	$(146)	$(332)
Time deposits at other financial institutions	10	(10)	—
Taxable investment securities	3,469	(2,866)	603
Tax-exempt investment securities	(4)	28	24
Loans	11,798	(12,441)	(643)
Total:	$15,087	$(15,435)	$(348)

Increase (decrease) in interest expense:
Interest bearing demand	$99	$(136)	$(37)
Savings deposits	1,334	(2,310)	(976)
Time deposits	3,412	(4,277)	(865)
Other borrowings	1,446	(888)	558
Total:	$6,291	$(7,611)	$(1,320)

Increase (decrease) in net interest income	$8,796	$(7,824)	$972

Provision For Loan Losses.  The provision for loan losses for the three months ended March 31, 2002 was $780,000 compared with $750,000 for the three months ended March 31, 2001, an increase of $30,000 or 4%. See “Allowance for Loan Losses” contained herein.  As of March 31, 2002 the allowance for loan losses was $10,229,000 or 1.87% of total loans which compares to the allowance for loan losses of $9,743,000 or 1.83% as of December 31, 2001.  At March 31, 2002, nonperforming assets totaled $5,606,000 or 0.61% of total assets, nonperforming loans totaled $5,134,000 or 0.94% of total loans and the allowance for loan losses totaled 199% of nonperforming loans.  At December 31, 2001, nonperforming assets totaled $5,328,000 or 0.60% of total assets, nonperforming loans totaled $4,856,000 or 0.91% of total loans and the allowance for loan losses totaled 201% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Noninterest Income.  Noninterest income increased by $426,000 or 31% to $1,779,000 for the three months ended March 31, 2002 compared with $1,353,000 in the same period in 2001.  Service charges on deposit accounts increased by $225,000 or 25% to $1,127,000 for the three months ended March 31, 2002 compared with $902,000 for the same period in 2001.  The increase in fees is the result of increased customer use of fee based products.  Other income increased by $201,000 or 45% for the three month period ended March 31, 2002 when compared to the same period in 2001.  The primary source of this increased other income is an increase in the cash surrender value of bank owned life insurance.  The increase in cash surrender value for the three months ended March 31, 2002 totaled $241,000, and increase of $155,000 over the $86,000 achieved during the same period in 2001.  The average balance outstanding of cash surrender value life insurance policies during the first quarter of 2002 and 2001 was $16,271,000 and $6,483,000, respectively.

Noninterest Expense.  Noninterest expenses increased by $1,086,000 or 17% to $7,425,000 for the three months ended March 31, 2002 compared with $6,339,000 for the same period in 2001.  The primary components of noninterest expenses were salaries and employee benefits, furniture and equipment expenses, occupancy expenses, professional fees, marketing supplies, and other operating expenses.

For the three months ended March 31, 2002, salaries and related benefits increased by $631,000 or 19% to $3,944,000 from the $3,313,000 recorded for the same period in 2001. The salary expense increase was primarily the result of increased staffing levels needed for branch expansion into the San Francisco and Stockton markets and normal salary progression.  Premises and occupancy expenses increased by $104,000 or 22% to $569,000 for the three months ending March 31, 2002 from $465,000 during the same period in 2001.  The primary reason for the increase in occupancy costs in 2002 is related to retrofit charges for branch facilities in Atwater, Fresno, and Merced and the branch expansion into Stockton and San Francisco.  Equipment expenses increased by $92,000 or 15% to $716,000 during the three months ended March 31, 2002 from the $624,000 experienced during the same period in 2001.  When comparing the results of the three months ending March 31, 2002 to three months ending March 31, 2001, professional fees increased by $136,000 or 116%, marketing expenses decreased by $23,000 or 11%, goodwill and intangible amortization expense decreased by $28,000 or 14%, supplies expense decreased by $16,000 or 8%, dividend expense on Capital Securities increased by $91,000 or 144% and other expenses increased $99,000 or 9% from 2001 levels. Increased professional fees in 2002 were the result of an increased use of consultants used to identify new business profitability and tax saving strategies.  The increased dividend expense on Capital Securities during 2002 was due to the fact that the securities were issued during the latter part of the first quarter of 2001 and therefore were only outstanding during a small portion of that quarter.

Provision For Income Taxes.  The Company recorded a decrease of $91,000 or 12% in the income tax provision to $676,000 for the three months ended March 31, 2002 compared to the $767,000 recorded for the same period in 2001.  During the first quarter of 2002, the Company achieved an effective tax rate of 23% compared to 29% recorded for the same period in 2001. During 2002, the reduced effective tax rate was made possible by the continued utilization of a real estate investment trust established during the fourth quarter of 2001 that provides the Company with a means to potentially generate future additional capital for the Bank as well as to currently reduce state income tax expense.

Interest Rate Risk

Interest rate risk is an integral part of managing a banking institution’s primary source of income, net interest income.  The Company manages the balance between rate–sensitive assets and rate–sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates.  The Company considers its rate–sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year.  These assets include certain loans and investment securities and federal funds sold.  Rate–sensitive liabilities are those which allow for periodic interest rate changes within one year and include maturing time certificates, certain savings deposits and interest–bearing demand deposits.  The difference between the aggregate amount of assets and liabilities that reprice at various time frames is called the “gap.” Generally, if repricing assets exceed repricing liabilities in a time period the Company would be deemed to be asset–sensitive.  If repricing liabilities exceed repricing assets in a time period the Company would be deemed to be liability-sensitive.  Generally, the Company seeks to maintain a balanced position whereby there is no significant asset or liability sensitivity within a one-year period to ensure net interest margin stability in times of volatile interest rates.  This is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

The following tables set forth the interest rate sensitivity of the Company’s interest–earning assets and interest–bearing liabilities as of March 31, 2002 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

	At March 31, 2002
	Within 3 Months	After 3 But Within 12 Months	After 1 Year But Within 5 Years	After 5 Years	Noninterest- Bearing	Total
	(Dollars In Thousands)
Assets
Time deposits at other banks	$500	$—	$—	$—	$—	$500
Federal funds sold	9,525	—	—	—	—	9,525
Investment securities	5,606	6,513	86,357	177,774	22,393	298,643
Loans	295,613	60,190	133,396	58,552	—	547,751
Total earning assets	311,244	66,703	219,753	236,326	22,393	856,419
Noninterest-earning assets and allowances for loan losses	—	—	—	—	68,739	68,739
Total assets	$311,244	$66,703	$219,753	$236,326	$91,132	$925,158

Liabilities And Shareholders’ Equity
Demand deposits	$—	$—	$—	$—	$123,444	$123,444
Savings, money market and NOW deposits	321,205	—	—	—	—	321,205
Time deposits	78,101	190,036	18,757	—	—	286,894
Other interest-bearing liabilities	17,075	18,700	65,260	15,601	—	116,636
Other liabilities, capital securities and shareholders’ equity	—	—	—	6,031	70,948	76,979
Total liabilities, capital securities and shareholders’ equity	416,381	208,736	84,017	21,632	194,392	$925,158
Incremental gap	(105,137)	(142,033)	135,736	214,694	(103,260)
Cumulative gap	$(105,137)	$(247,170)	$(111,434)	$103,260	$—
Cumulative gap as a % of earning assets	(12.28)%	(28.86)%	(13.01)%	12.06%

The Company was liability-sensitive with a negative cumulative one-year gap of $(247,170,000) or (28.86)% of interest-earning assets at March 31, 2002.  In general, based upon the Company’s mix of deposits, loans and investments, increases in interest rates would be expected to result in an increase in the Company’s net interest margin.

The interest rate gaps reported in the tables arise when assets are funded with liabilities having different repricing intervals.  Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company’s interest rate sensitivity in subsequent periods.  Active management dictates that longer–term economic views are balanced against prospects for short–term interest rate changes in all repricing intervals.  For purposes of the analysis above, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments.  Actual payment patterns may differ from contractual payment patterns.  The change in net interest income may not always follow the general expectations of an asset-sensitive or liability-sensitive balance sheet during periods of changing interest rates, because interest rates earned or paid may change by differing increments and at different time intervals for each type of interest–sensitive asset and liability.  As a result of these factors, at any given time, the Company may be more sensitive or less sensitive to changes in interest rates than indicated in the above tables.  Greater sensitivity would have a more adverse effect on net interest margin if market interest rates were to increase, and a more favorable effect if rates were to decrease.

An additional measure of interest rate sensitivity that the Company monitors through a detailed model is its expected change in net interest income.  This model’s estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest–sensitive asset and liability.  It then measures the projected impact of changes in market interest rates on the Company’s net interest income.  Based upon the March 31, 2002 mix of interest–sensitive assets and liabilities, given an immediate and sustained decrease in the market interest rates of 1%, this model estimates the Company’s net interest income over the next year would decrease by $503,000 or 1% of net interest income.  No assurance can be given that the actual net interest income would not decrease by more than $503,000 or 1% in response to a 1% increase in market interest rates or that actual net interest income would not decrease substantially if market interest rates decreased by more than 1%.

Financial Condition

Total assets at March 31, 2002 were $925,158,000, an increase of $30,831,000 or 3% compared with total assets of $894,327,000 at December 31, 2001.  Net loans were $537,522,000 at March 31, 2002, an increase of $14,845,000 or 3% compared with net loans of $522,677,000 on December 31, 2001.  Deposits were $731,543,000 at March 31, 2002, a decrease of $1,098,000 or less than 1% compared with deposits of $732,641,000 at December 31, 2001.  The increase in total assets of the Company between December 31, 2001 and March 31, 2002 was primarily the result of an increase in leverage that was maintained in the Company’s investment portfolio that were funded with increased borrowed funds and increased cash utilization.

On February 22, 2001, the Company issued $6,000,000 in Capital Securities through its 100% ownership position in the County Statutory Trust I.  The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 10.2% of the liquidation value of $1,000 per share.  The Capital Securities represent undivided beneficial interests in the Trust.  The Company owns all of the issued and outstanding common securities of the Trust.  Proceeds from the offering and from the issuance of common securities were invested in the Trust in the Company’s 10.2% Junior Subordinated Deferrable Interest Debentures due February 22, 2031 with an aggregate principal amount of $6,000,000.  The primary asset of the Trust is the Junior Debentures.  The obligations of the Trust with respect to the Capital Securities are fully and unconditionally guaranteed by us to the extent provided in the Guarantee Agreement with respect to the Capital Securities.  The proceeds were used for general corporate purposes.  The all-in costs of the Capital Securities was 10.39%.  The Capital Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes.

Total shareholders’ equity was $65,410,000 at March 31, 2002, an increase of $1,290,000 or 2% from $64,120,000 at December 31, 2001. The growth in shareholders’ equity between December 31, 2001 and March 31, 2002 was achieved through the retention of accumulated earnings which was partially offset by a decline in other comprehensive income.  Other comprehensive income consists of changes in the fair market value compared to book value of available for sale investment securities and valuation changes in the Bank’s interest rate swap, net of estimated federal and state income taxes.

Investment Portfolio.  The following table sets forth the carrying amount (fair value) of available for sale investment securities as of March 31, 2002 and December 31, 2001.

(Dollars in thousands)	March 31 2002	December 31 2001

Available for sale securities:
U.S. Treasury and U.S. Government agencies	$73,047	$78,712
State and political subdivisions	24,500	24,269
Mortgage-backed securities	63,153	54,797
Collateralized mortgage obligations	30,616	33,346
Corporate debt securities	13,450	13,560
Total debt securities	204,766	204,684
Agency preferred stock	14,970	15,011
Trust Preferred Stock	4,873	4,898
Equity securities	7,423	5,259
Carrying amount and fair value	$232,032	$229,852

The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at March 31, 2002 and December 31, 2001.

(Dollars in thousands)	March 31 2002	December 31 2001

Held To Maturity Securities:
Carrying amount (amortized cost):
U.S. Government agency	$4,616	$4,611
State and political subdivisions	4,313	4,361
Mortgage-backed securities	57,469	31,900
Collateralized mortgage obligations	213	687
	$66,611	$41,559
Fair Value:
U.S. Government agency	$4,767	$4,809
State and political subdivisions	4,369	4,394
Mortgage-backed securities	57,189	32,280
Collateralized mortgage obligations	213	702
	$66,538	$42,185

The following table sets forth the maturities of the Company’s debt security investments at March 31, 2002 and the weighted average yields of such securities calculated on a book value basis using the weighted average yields within each scheduled maturity grouping. Maturities of mortgage–backed securities and collateralized mortgage obligations are stipulated in their respective contracts.  However, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.  Yields on municipal securities have been recalculated on a tax–equivalent basis.

	At March 31, 2002
	Within One Year		One To 5 Years		Five To Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(Dollars in thousands)
Available for Sale Securities:
Treasury and U.S. Government agency	$—	—%	$62,750	4.81%	$10,297	7.16%	$—	—%	$73,047
State and political	—	—	—	—	13,452	5.29	11,048	5.47	24,500
Mortgage-backed securities	2	9.40	7	9.42	5,045	5.98	58,099	6.13	63,153
Collateralized mortgage obligations	—	—	—	—	—	—	30,616	4.92	30,616
Corporate debt securities	3,731	5.70	9,719	5.83	—	—	—	—	13,450
Carrying amount and fair value	3,733	5.70	72,476	4.94	28,794	6.08	99,763	5.69	204,766

Held to maturity securities:
Treasury and U.S. Government agency	—	—	—	—	4,616	6.70	—	—	4,616
State and political	—	—	—	—	—	—	4,313	6.24	4,313
Mortgage-backed securities	—	—	—	—	—	—	57,469	6.28	57,469
Collateralized mortgage obligations	—	—	—	—	—	—	213	6.29	213
Carrying amount (amortized cost)	—	—	—	—	4,616	—	61,995	6.28	66,611

Total debt securities	$3,733	5.70%	$72,476	4.94%	$33,410	6.64%	$161,758	5.92%	$271,377

In the preceding table, mortgage–backed securities and collateralized mortgage obligations are shown repricing at the time of maturity rather than in accordance with their principal amortization schedules.  The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

Loan Portfolio. The following table shows the composition of the Company’s loan portfolio at the dates indicated.

(Dollars in thousands)	At March 31, 2002		At December 31, 2001
	Dollar Amount	Percent of loans	Dollar Amount	Percent of loans
Loan Categories:
Commercial	$125,852	23%	$118,626	22%
Agricultural	88,662	16	96,489	18
Real estate construction	62,262	11	57,989	11
Real estate mortgage	202,380	37	187,586	35
Consumer	68,595	13	71,730	14
Total	547,751	100%	532,420	100%
Less allowance for loan losses	(10,229)		(9,743)
Net loans	$537,522		$522,677

The table that follows shows the maturity distribution of the portfolio of commercial, agricultural, real estate construction, real estate mortgage, and consumer loans at March 31, 2002:

	At March 31, 2002
(Dollars in thousands)	Within 1 year	After 1 but Within 5 years	After 5 years	Total

Commercial and agricultural
Loans with floating interest rates	$91,899	$37,686	$29,286	$158,871
Loans with fixed interest rates	13,442	26,841	15,360	55,643
Subtotal	105,341	64,527	44,646	214,514

Real estate construction
Loans with floating interest rates	19,194	25,683	11,201	56,078
Loans with fixed interest rates	3,618	1,996	570	6,184
Subtotal	22,812	27,679	11,771	62,262

Real estate mortgage
Loans with floating interest rates	17,705	21,581	96,434	135,720
Loans with fixed interest rates	184	19,291	47,185	66,660
Subtotal	17,889	40,872	143,619	202,380

Consumer Installment
Loans with floating interest rates	21,624	7,990	—	29,614
Loans with fixed interest rates	2,087	33,244	3,650	38,981
Subtotal	23,711	41,234	3,650	68,595

Total	$169,753	$174,312	$203,686	$547,751

Off-Balance Sheet Commitments.  The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	March 31, 2002	December 31, 2001

Letters of credit	$4,195	$3,852
Commitments to extend credit	199,645	188,802
Total	$203,840	$192,654

Other Interest-Earning Assets.  The following table relates to other interest–earning assets not disclosed previously for the dates indicated.  This item consists of a salary continuation plan for the Company’s executive management and deferred retirement benefits for participating board members.  The plan is informally linked with universal life insurance policies for the salary continuation plan.  Income from these policies is reflected in noninterest income.

(Dollars in thousands)	At March 31, 2002	At December 31, 2001

Cash surrender value of life insurance	16,382	$16,160

Nonperforming Assets.  Nonperforming assets include nonaccrual loans, loans 90 days or more past due, restructured loans and other real estate owned.

Nonperforming loans are those which the borrower fails to perform in accordance with the original terms of the obligation and include loans on nonaccrual status, loans past due 90 days or more and restructured loans.  The Company generally places loans on nonaccrual status and accrued but unpaid interest is reversed against the current year’s income when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, is deemed in the process of collection.  Interest income on nonaccrual loans is recorded on a cash basis.  Payments may be treated as interest income or return of principal depending upon management’s opinion of the ultimate risk of loss on the individual loan.  Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible.  Additional loans not 90 days past due may also be placed on nonaccrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

A “restructured loan” is a loan on which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income.  Interest is reported on a cash basis until the borrower’s ability to service the restructured loan in accordance with its terms is established.  The Company had no restructured loans as of the dates indicated in the table below.

The following table summarizes nonperforming assets of the Company at March 31, 2002 and December 31, 2001:

(Dollars in thousands)	March 31, 2002	December 31, 2001

Nonaccrual loans	$4,699	$4,247
Accruing loans past due 90 days or more	435	609
Total nonperforming loans	5,134	4,856
Other real estate owned	472	472
Total nonperforming assets	$5,606	$5,328

Nonperforming loans to total loans	0.94%	0.91%
Nonperforming assets to total assets	0.61%	0.60%

Contractual accrued interest income on loans on nonaccrual status as of March 31, 2002 and 2001, that would have been recognized if the loans had been current in accordance with their original terms was approximately $267,000 and $276,000, respectively.

At March 31, 2002, nonperforming assets represented ..61% of total assets, an increase of 1 basis point when compared to the .60% at December 31, 2001.  Nonperforming loans represented .94% of total loans at March 31, 2002, an increase of 3 basis points compared to the .91% at December 31, 2001.  Nonperforming loans that were secured by first deeds of trust on real property were $0 at March 31, 2002 and December 31, 2001.   Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

The increase in nonperforming loans and nonperforming assets as of March 31, 2002 compared with their levels as of December 31, 2001, was due to a growth in nonperforming loans in the agricultural segment of the loan portfolio.

At March 31, 2002, the Company had $472,000 invested in three properties acquired through foreclosure.  Each property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses.  The Company expects to sell most of these properties within a twelve month period.  No assurance can be given that the Company will sell such properties during 2002 or at any time or the amount for which such property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At March 31, 2002 and December 31, 2001, impaired loans were measured based on the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral–dependent.  Impaired loans at March 31, 2002 were $5,134,000 on account of which the Company had made provisions to the allowance for loan losses of approximately $642,000.

Except for loans that are disclosed above, there were no assets as of March 31, 2002, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company’s loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the three months ended March 31, 2002 and 2001, and for the year ended December 31, 2001.

	March 31		December 31
	2002	2001	2001
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$9,743	$8,207	$8,207
Provision for loan losses	780	750	4,115
Charge-offs:
Commercial and agricultural	218	155	864
Consumer	262	511	2,288
Total charge-offs	480	666	3,152
Recoveries
Commercial and agricultural	19	5	159
Consumer	167	93	414
Total recoveries	186	98	573
Net charge-offs	294	568	2,579
Balance at end of period	$10,229	$8,389	$9,743

Loans outstanding at period-end	$547,751	$416,786	$532,420
Average loans outstanding	$530,216	$410,554	$453,503

Annualized net charge-offs to average loans	0.22%	0.55%	0.57%
Allowance for loan losses
To total loans	1.87%	2.01%	1.83%
To nonperforming assets	182.47%	302.63%	182.85%

The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions.  In determining the adequacy of the allowance for loan losses, management takes into consideration growth trends in the portfolio, examination of financial institution supervisory authorities, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment and internal and external credit reviews.  In addition, the risks management considers vary depending on the nature of the loan.  The normal risks considered by management with respect to agricultural loans include the fluctuating value of the collateral, changes in weather conditions and the availability of adequate water resources in the Company’s local market area.  The normal risks considered by management with respect to real estate construction loans include fluctuation in real estate values, the demand for improved commercial and industrial properties and housing, the availability of permanent financing in the Company’s market area and borrowers’ ability to obtain permanent financing.  The normal risks considered by management with respect to real estate mortgage loans include fluctuations in the value of real estate.  Additionally, the Company relies on data obtained through independent appraisals for significant properties to determine loss exposure on nonperforming loans.

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off.  The Company recorded provisions for loan losses in the first three months of 2002 of $780,000 compared with $750,000 in the same period of 2001.

The increase in loan loss provisions in 2002 was recorded to adequately provide for the general loan growth of the Company that has occurred during the quarter.

The Company’s charge-offs, net of recoveries, were $294,000 for the three months ended March 31, 2002 compared with $568,000 for the same three months in 2001.  The decrease in net charge-offs for the first quarter of 2002 was primarily due to decreased charge-offs that occurred within the consumer installment segment of the loan portfolio.  The decreased charge-offs in this segment of the portfolio are primarily attributable to a tightening of the credit standards in the indirect automobile contract segment of the loan portfolio that occurred in the second half of 2001.

As of March 31, 2002, the allowance for loan losses was $10,229,000 or 1.87% of total loans outstanding, compared with $9,743,000 or 1.83% of total loans outstanding as of December 31, 2001 and $8,389,000 or 2.01% of total loans outstanding as of March 31, 2001.  Between March 31, 2001 and 2002, the allowance for loan loss increased $1,840,000 or 22%.

The Company uses a method developed by management for determining the appropriate level of its allowance for loan losses.  This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans.  The methodology is based, in part, on the Company’s loan grading and classification system.  The Company grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Company’s audit committee and management.  Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. Risk factors applied to the performing loan portfolio are based on the Company’s past loss history considering the current portfolio’s characteristics, current economic conditions and other relevant factors.  General reserves are applied to various categories of loans at percentages ranging up to 1.8% based on the Company’s assessment of credit risks for each category.  Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded “Watch” or “Special Mention” carry a risk factor from 1.0% to 2.0%; (ii) ”Substandard” loans carry a risk factor from 15% to 40% depending on collateral securing the loan, if any; (iii) “Doubtful” loans carry a 50% risk factor; and (iv) “Loss” loans are charged off 100%.  In addition, a portion of the allowance is specially allocated to identified problem credits.  The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company’s regulatory authorities and outside loan reviewers, and current economic environment.  Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

The allowance is based on estimates and ultimate future losses may vary from current estimates.  It is always possible that future economic or other factors may adversely affect the Company’s borrowers, and thereby cause loan losses to exceed the current allowance.  In addition, there can be no assurance that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to enforce underwriting standards, failure to maintain appropriate underwriting standards, failure to maintain an adequate number of qualified loan personnel, failure to identify and monitor potential problem loans or for other reasons, and thereby cause loan losses to exceed the current allowance.

The allocation of the allowance to loan categories is an estimate by management of the relative risk characteristics of loans in those categories.  No assurance can be given that losses in one or more loan categories will not exceed the portion of the allowance allocated to that category or even exceed the entire allowance.

External Factors Affecting Asset Quality.  As a result of the Company’s loan portfolio mix, the future quality of its assets could be affected by adverse economic trends in its region or in the agricultural community.  These trends are beyond the control of the Company.

California is an earthquake-prone region.  Accordingly, a major earthquake could result in material loss to the Company.  At times the Company’s service area has experienced other natural disasters such as floods and droughts.  The Company’s properties and substantially all of the real and personal property securing loans in the Company’s portfolio are located in California.  The Company faces the risk that many of its borrowers face uninsured property damage, interruption of their businesses or loss of their jobs from earthquakes, floods or droughts.  As a result these borrowers may be unable to repay their loans in accordance with their terms and the collateral for such loans may decline significantly in value.  The Company’s service area is a largely agricultural region and therefore is highly dependent on a reliable supply of water for irrigation purposes.  The area obtains nearly all of its water from the run-off of melting snow in the mountains of the Sierra Nevada to the east.  Although such sources have usually been available in the past, water supply can be adversely affected by light snowfall over one or more winters or by any diversion of water from its present natural courses.  Any such natural disaster could impair the ability of many of the Company’s borrowers to meet their obligations to the Company.

Parts of California have experienced significant floods in the late 1990s. No assurance can be given that future flooding will not have an adverse impact on the Company and its borrowers and depositors.

Liquidity. In order to maintain adequate liquidity, the Company must have sufficient resources available at all times to meet its cash flow requirements.  The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise.  The Company may achieve desired liquidity from both assets and liabilities.  The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of asset liquidity.  Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity.  The holding company’s primary source of liquidity is from dividends received from the Bank.  Dividends from the Bank are subject to certain regulatory restrictions.

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold.  The Company’s liquid assets totaled $269,078,000 and $279,640,000 on March 31, 2002 and December 31, 2001, respectively, and constituted 29% and 31% of total assets on those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total pledged securities were $203,157,000 at March 31, 2002 compared with $141,386,000 at December 31, 2001.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank aggregating $141,527,000 of which $106,535,000 was outstanding as of March 31, 2002 and $73,759,000 was outstanding as of December 31, 2001. The increase in borrowings outstanding during the first quarter of 2002 produced an inflow of funds that were used to purchase additional investment securities.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company’s liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

Capital Resources.  Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the Company has been internally generated capital through retained earnings.  The Company’s shareholders’ equity increased by $1,290,000 or 2% from December 31, 2001 to March 31, 2002.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Management believes, as of March 31, 2002, that the Company and the Bank met all applicable capital requirements.  The Company’s leverage capital ratio at March 31, 2002 was 7.93% as compared with 7.72% as of December 31, 2001.  The Company’s total risk based capital ratio at March 31, 2002 was 11.15% as compared to 10.74% as of December 31, 2001.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of March 31, 2002 and were summarized as follows:

Dollars in thousands	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
As of March 31, 2002
Total capital (to risk weighted assets)	$78,421	11.15%	$52,267	8.0%	$70,334	10.0%
Tier 1 capital (to risk weighted assets)	69,612	9.90	28,134	4.0	42,200	6.0
Leverage ratio*	69,612	7.93	35,109	4.0	43,887	5.0

The Bank:
As of March 31, 2002
Total capital (to risk weighted assets)	$74,310	10.59%	$56,156	8.0%	$70,195	10.0%
Tier 1 capital (to risk weighted assets)	65,518	9.33	28,078	4.0	42,117	6.0
Leverage ratio*	65,518	7.49	34,996	4.0	43,745	5.0

*  The leverage ratio consists of Tier 1 capital divided by adjusted quarterly average assets.  The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

The Company has no formal dividend policy, and dividends are issued solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory requirements.  In order to pay any cash dividends, the Company must receive payments of dividends or management fees from the Bank.  There are certain regulatory limitations on the payment of cash dividends by banks.

Deposits.  Deposits are the Company’s primary source of funds.  At March 31, 2002, the Company had a deposit mix of 30% in savings deposits, 39% in time deposits, 17% in interest-bearing checking accounts and 14% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At March 31, 2002, the Company had brokered deposits of $15,792,000.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2002 and December 31, 2001 are summarized as follows:

	March 31, 2002	December 31, 2001
	(Dollars in thousands)

Three months or less	$46,619	$53,879
Over three to six months	44,985	37,358
Over six to twelve months	37,282	30,776
Over twelve months	8,445	9,161
Total	$137,331	$131,174

Borrowed Funds

The increase in other borrowings during the first quarter of 2002 was primarily due to the use of a leveraged investment strategy that uses additional FHLB borrowings to fund purchases of investment securities within the Bank’s investment portfolio.

Return on Equity and Assets

	Three months ended March 31 2002	Three months ended March 31 2001	Year ended December 31 2001

Annualized return on average assets	1.01%	1.11%	1.03%
Annualized return on average equity	13.64%	13.93%	13.40%
Average equity to average assets	7.40%	7.96%	7.69%

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, the Company is exposed to market risk which includes both price and liquidity risk.  Price risk is created from fluctuations in interest rates and the mismatch in repricing characteristics of assets, liabilities, and off balance sheet instruments at a specified point in time.  Mismatches in interest rate repricing among assets and liabilities arise primarily through the interaction of the various types of loans versus the types of deposits that are maintained as well as from management’s discretionary investment and funds gathering activities.  Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices.  Risk management policies and procedures have been established and are utilized to manage the Company’s exposure to market risk.  Quarterly testing of the Company’s assets and liabilities under both increasing and decreasing interest rate environments are performed to insure the Company does not assume a magnitude of risk that is outside approved policy limits.

The Company’s success is largely dependent upon its ability to manage interest rate risk.  Interest rate risk can be defined as the exposure of the Company’s net interest income to adverse movements in interest rates.  Although the Company manages other risks, such as credit and liquidity risk in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company’s financial condition and results of operations.  Correspondingly, the overall strategy of the Company is to manage interest rate risk, through balance sheet structure, to be interest rate neutral.

The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors.  ALCO establishes policies that monitors and coordinates the Company’s sources, uses and pricing of funds.  ALCO is also involved in formulating the economic projections for the Company’s budget and strategic plan.  ALCO sets specific rate sensitivity limits for the Company.  ALCO monitors and adjusts the Company’s exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions.  Balance sheet management personnel monitor the asset and liability changes on an ongoing basis and provide report information and recommendations to the ALCO committee in regards to those changes.

It is the opinion of management that there has been no material change in the Company's market risk during the first quarter of 2002 when compared to the level of market risk at December 31, 2001.  If interest rates were to suddenly and materially fall from levels experienced during the first quarter of 2002, the Company could become susceptible to an increased level of market risk.

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

10	Employment Agreement between Thomas T. Hawker and Capital Corp. of the West (Filed as Exhibit 10 of the Company’s 1996 form 10K filed with the SEC on or about June 30, 1997)	*

10.1	Administration Construction Agreement (filed as Exhibit 10.4 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.2	Stock Option Plan (filed as Exhibit 10.6 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.3	401(k Plan (filed as Exhibit 10.7 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.4	Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.5	Purchase Agreement for three branches from Bank of America is incorporated herein by reference from Exhibit 2.1 Registration Statement on Form S-2 filed July 14, 1997, File No. 333-31193.

10.6	Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the West (filed as Exhibit 10.6 of the Company’s 1999 Form 10-K with the SEC on or about March 17, 2000).	*

10.7	Deferred Compensation Agreement between members of the board of directors and Capital Corp of the West (filed as exhibit 10.7 of the Company’s 1999 Form 10-K with the SEC on or about March 17, 2000).	*

10.8

Executive Salary Continuation Agreement between certain members of executive management and Capital Corp of the West (filed as Exhibit 10.8 of the Company’s 1999 Form 10-K with the SEC in or about March 17, 2000).

*

10.9

Executive Salary Continuation Agreement between senior executive management and Capital Corp of the West (filed as Exhibit 10.9 of the Company’s 2001 Form 10-K with the SEC on or about March 29, 2002).

*

11	Statement Regarding the Computation of Earnings Per Share is incorporated herein by reference from Note 1 of the Company’s Consolidated Financial Statements.

13	Annual Report to Security Holders.

*  Denotes management contract or compensatory plan arrangement.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST
(Registrant)

By	/s/	Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

By	/s/	R. Dale McKinney
R. Dale McKinney
Chief Financial Officer