Form 10-Q
period 2002-06-30
CAPITAL CORP OF THE WEST
filed 2002-08-13
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2002

or

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, no par value, as of June 30, 2002 was 5,296,423.  No shares of preferred stock, no par value, were outstanding at June 30, 2002.

Capital Corp of the West

Capital Corp of the West

Consolidated Balance Sheets

(Unaudited)

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$40,340	$38,003
Federal funds sold	15,340	11,285
Time deposits at other financial institutions	500	500
Investment securities available for sale, at fair value	230,831	229,852
Investment securities held to maturity at cost, fair value of $65,410,000, and $42,185,000 at June 30, 2002 and December 31, 2001	64,399	41,559
Loans, net of allowance for loan losses of $11,261,000 and $9,743,000 at June 30, 2002 and December 31, 2001	572,393	522,677
Interest receivable	5,771	5,757
Premises and equipment, net	13,956	13,143
Intangible assets	3,665	3,493
Other assets	28,637	28,058

Total assets	$975,832	$894,327

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$138,851	$132,496
Negotiable orders of withdrawal	100,019	102,055
Savings	221,840	203,721
Time, under $100,000	158,793	163,195
Time, $100,000 and over	154,380	131,174
Total deposits	773,883	732,641

Borrowed funds	120,607	80,685
Accrued interest, taxes and other liabilities	5,519	10,881
Total liabilities	900,009	824,207

Capital Securities and minority interests	6,031	6,000

Preferred Stock, no par value; 10,000,000 shares authorized; None outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized;5,296,423 and 5,173,838 issued & outstanding at June 30, 2002 and December 31, 2001	45,898	40,089
Retained earnings	22,004	22,372
Accumulated other comprehensive income	1,890	1,659

Total shareholders’ equity	69,792	64,120

Total liabilities, Capital Securities and minority interests and shareholders’ equity	$975,832	$894,327

See accompanying notes

Capital Corp of the West

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$10,678	$10,497	$20,815	$21,277
Interest on deposits with other financial institutions	3	5	5	7
Interest on investments held to maturity:
Taxable	968	551	1,895	1,127
Non-taxable	55	55	110	111
Interest on investments available for sale:
Taxable	2,526	2,539	4,998	4,795
Non-taxable	273	272	545	544
Interest on federal funds sold	87	227	99	571
Total interest income	14,590	14,146	28,467	28,432

Interest expense:
Interest on negotiable orders of withdrawal	58	61	112	152
Interest on savings deposits	859	1,614	1,690	3,421
Interest on time deposits, under $100,000	1,345	2,099	2,884	4,191
Interest on time, $100,000 and over	1,169	1,431	2,348	2,922
Interest on other borrowings	1,226	463	2,174	853
Total interest expense	4,657	5,668	9,208	11,539

Net interest income	9,933	8,478	19,259	16,893
Provision for loan losses	1,451	789	2,231	1,539
Net interest income after provision for loan losses	8,482	7,689	17,028	15,354

Noninterest income:
Service charges on deposit accounts	1,279	1,004	2,406	1,906
Income from real estate held for sale	33	—	33	—
Other	818	570	1,470	1,021
Total noninterest income	2,130	1,574	3,909	2,927

Noninterest Expenses:
Salaries and related benefits	3,839	3,328	7,783	6,641
Equipment	704	680	1,420	1,304
Premises and occupancy	571	519	1,140	984
Professional fees	317	99	570	216
Marketing	219	230	407	441
Intangible amortization	170	198	340	396
Supplies	171	252	357	454
Dividend Expense on Capital Securities	152	155	306	218
Other	1,370	1,015	2,615	2,161
Total noninterest expenses	7,513	6,476	14,938	12,815

Income before income taxes	3,099	2,787	5,999	5,466
Provision for income taxes	715	806	1,391	1,573
Net income	$2,384	$1,981	$4,608	$3,893
Comprehensive Income:
Unrealized gain (loss) on securities arising during the period, net	1,617	(97)	231	1,118
Comprehensive income	$4,001	$1,884	$4,839	$5,011

Basic earnings per share	$0.45	$0.39	$0.88	$0.77
Diluted earnings per share	$0.44	$0.38	$0.85	$0.75

See accompanying notes

Capital Corp of the West

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock			Accumulated other comprehensive income
(Amounts in thousands)	Number of shares	Amounts	Retained earnings		Total

Balance, December 31, 2001	5,174	$40,089	$22,372	$1,659	$64,120

Exercise of stock options	98	458	—	—	458

Issuance of shares pursuant to 401K and ESOP plans	24	387	—	—	387

Net Change in fair market value of investment securities, net of tax benefit of $924	—	—	—	231	231

5% stock dividend, including cash payment for fractional shares	—	4,964	(4,976)	—	(12)

Net income	—	—	4,608	—	4,608

Balance, June 30, 2002	5,296	$45,898	$22,004	$1,890	$69,792

See accompanying notes

Capital Corp of the West

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	6 months ended June 30, 2002	6 months ended June 30, 2001
Operating activities:
Net income	$4,608	$3,893
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	2,231	1,539
Depreciation, amortization and accretion, net	1,829	1,447
Gain on sale of real estate owned	33	—
Net increase in interest receivable & other assets	(1,133)	(7,657)
Net increase in deferred loan fees	347	52
Net (decrease) increase in accrued interest payable & other liabilities	(5,362)	2,328
Net cash provided by operating activities	2,553	1,602

Investing activities:
Investment securities purchases	(56,227)	(64,595)
Proceeds from maturities of investment securities	25,727	14,778
Proceeds from sales of AFS investment securities	6,969	—
Net increase in time deposits in other financial institutions	—	(400)
Proceeds from sales of commercial and real estate loans	1,633	1,605
Net increase in loans	(54,002)	(38,540)
Purchases of premises and equipment	(1,769)	(1,497)
Purchase of subsidiary	(520)	—
Net cash used in investing activities	(78,189)	(88,649)

Financing activities:
Net increase in demand, NOW and savings deposits	22,438	13,198
Net increase in certificates of deposit	18,804	41,440
Net proceeds from other borrowings	39,922	19,350
Issuance of Capital Securities and increase in minority interests	31	6,000
Issuance of shares pursuant to 401K and ESOP plans	387	350
Exercise of stock options	458	334
Cash in lieu fractional shares from stock dividend	(12)	(7)
Net cash provided by financing activities	82,028	80,665

Net increase (decrease) in cash and cash equivalents	6,392	(6,382)

Cash and cash equivalents at beginning of period	49,288	47,768
Cash and cash equivalents at end of period	$55,680	$41,386

Cash paid during the quarter:
Interest paid	$7,107	$11,705
Income tax payments	1,775	2,325
Supplemental disclosure of noncash investing and financing activities:
Investment securities unrealized gains, net of tax	231	1,118
Loans transferred to other real estate owned	—	335

See accompanying notes

Capital Corp of the West

Notes to Consolidated Financial Statements

March 31, 2002 and December 31, 2001

(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995.  On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”).  During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, 10,000,000 shares of Authorized Preferred Stock, and 6,000,000 of Trust Preferred 10.20% Capital Securities which have a liquidation amount of $1,000 per capital security.  As of June 30, 2002 there were 5,296,423 common shares outstanding, held of record by approximately 2,000 shareholders.  There were no preferred shares outstanding at June 30, 2002.  On June 28, 2002, the Company acquired Regency Investment Advisors, Incorporated (“RIA”) as a wholly owned subsidiary from California Bank & Trust, a subsidiary of Zions Bancorporation.  RIA provides financial advisory services for individuals, small business and retirement programs.  The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”) and County Investment Trust (“REIT”).  During January 2002, the board approved the dissolution of County Investment II (“REIT 2”) which was completed in the second quarter of 2002.  CAA is currently inactive.  All references herein to the “Company” include the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

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

INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus and Tuolomne counties.  The Bank has eighteen full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Dos Palos, Hilmar, Livingston, Los Banos, Madera, Mariposa, San Francisco, Sonora, Stockton and two offices in Modesto, two in Fresno and two offices in Turlock.  The Bank’s administrative headquarters also provides accommodations for the activities of Merced Area Investment & Development (“MAID”), the Bank’s wholly owned real estate subsidiary.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at June 30, 2002 and December 2001 and the results of operations for the three and six month periods ended June 30, 2002 and 2001, and the statements of cash flows for the six months ended June 30, 2002 and 2001 have been included.  Earnings per share have been adjusted to reflect the affect of the 5% stock dividend that was paid April 26, 2002 to shareholders of record on April 5, 2002.  The interim results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report for the year ended December 31, 2001.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and six month periods ended June 30, 2002 and 2001:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Dollars in thousands, except per share data)	2002	2001	2002	2001

Basic EPS computation:
Net income	$2,384	$1,981	$4,608	$3,893
Average common shares outstanding	5,279	5,087	5,238	5,066
Basic EPS	$0.45	$0.39	$0.88	$0.77

Diluted EPS Computations:
Net income	$2,384	$1,981	$4,608	$3,893
Average common shares outstanding	5,279	5,087	5,238	5,066
Effect of stock options	157	156	162	146
	5,436	5,243	5,400	5,212
Diluted EPS	$0.44	$0.38	$0.85	$0.75

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

On April 26, 2002, the Company entered into an agreement to purchase Regency Investment Advisors, Incorporated (“RIA”) from California Bank and Trust, a subsidiary of Zions Bancorporation.  The all cash purchase was completed on June 28, 2002 at a price of $520,000.  RIA’s purchase price included no physical assets but provided the Company with expected future financial advisory fee income.  The entire purchase price was recorded as a purchase of goodwill.  In future periods, the estimates and assumptions utilized in recording this additional goodwill will be reviewed.  If it is determined that valuations have permanently declined and goodwill is deemed impaired, the amount of the impairment will be written-off to expense in that period.

Effective January 1, 2002, the Company was required to adopt the provisions of SFAS 142. Accordingly, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature. The Company was also required to reassess the useful lives and residual values of all such intangible assets and make any necessary amortization period adjustments by March 31, 2002. As a result of this assessment, management determined that no accounting adjustments were necessary. As of June 30, 2002 and December 31, 2001, the Company had recorded goodwill of $1,925,000 and $1,405,000.  The recording of goodwill occurred with the acquisition of Town and Country Finance and Thrift (“T&C”) in June, 1996 and RIA in June, 2002.  The original amount of recorded goodwill at the time of the T&C and RIA acquisitions was $2,023,000 and $520,000, respectively.  From July 1, 1996 through December 31, 2001, goodwill attributable to the T&C acquisition was amortized at a rate of $98,000 per quarter. During the first six months of 2001, the goodwill amortization lowered earnings by $196,000 or $0.05 per share on an after tax basis when compared with the same period in 2002.  There has been no recorded amortization of the RIA acquisition and there has been no impairment losses recognized on the T&C and RIA recorded goodwill as of June 30, 2002.

As of the date of adoption, the Company had identifiable intangible assets consisting of core deposit premiums and goodwill.  Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to goodwill will no longer be amortized after December 31, 2001 but will be reviewed for potential impairment.  Management has determined there was no impairment of goodwill as of January 1, 2002.  As of June 30, 2002 and December 31, 2001, the Company had unamortized core deposit premiums of $1,723,000 and $2,088,000, respectively.  Amortization of core deposit premiums was $340,000 for the six months ended June 30, 2002 and 2001.  Core deposit premiums are scheduled to amortize at a rate of approximately $170,000 per quarter through the quarter ended September 30, 2004 and at a rate of  $47,000 during the fourth quarter of 2004.  Core deposit premiums of $460,000 and $4,340,000 were initially recorded as the result of purchasing deposits from T&C in July, 1996 and from the purchase of three branches from Bank of America in December, 1997, respectively.

Item 2.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forwardlooking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations.  Many possible events or factors could affect the future financial results and performance of the company.  This could cause results or performance to differ materially from those expressed in our forward-looking statements.  Words such as “experts”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

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

Critical accounting policies and estimates

The company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. (See caption “Allowance for Loan Losses” for a more detailed discussion).

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries’ financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

Results Of Operations

Three and Six Months Ended June 30, 2002 Compared With Three and Six Months Ended June 30, 2001

Overview.  For the three and six months ended June 30, 2002 the Company reported record net income of $2,384,000 and $4,608,000.  This compares to $1,981,000 and $3,893,000 for the same periods in 2001 and represents an increase of $403,000 and $715,000 or 20% and 18%.  Basic earnings per share were $.45 and $.88 for the three and six months ended June 30, 2002. Fully diluted earnings per share were $.44 and $.85 for the three and six months ended June 30, 2002.  This compares to basic and fully diluted earnings per share of $.39 and $.38 for the three months and $.77 and $.75 for the six months ended June 30, 2001 and represents an increase of $0.06 per share for both basic and fully diluted earnings per share for the three months ended June 30, 2002 and an increase of $.11 and $.10 for the six months ended June 30, 2002.  The basic and fully diluted earnings per share are reflective of the 5% stock dividend paid in April, 2002.  The annualized return on average assets was 1.01% for both the three and six months ended June 30, 2002 which compares with 1.08% and 1.09% of the three and six months ended June 30, 2001 a decrease of 7 and 8 basis points, respectively.  The Company’s annualized return on average equity was 14.10% and 13.87% for the three and six months ended June 30, 2002 which compares with 13.80% and 13.87% for the three and six months ended June 30, 2001 an increase of 30 and 0 basis points.  The increased return on equity was the result of growth in net interest income that exceeded the growth in noninterest expenses.  The decreased return on assets were primarily due to the lower rates of interest earned during the first six months of 2002 as compared to the same period in 2001 which caused a decrease in net interest margin.  Between June 30, 2001 and June 30, 2002, general market interest rates have declined significantly.

Net Interest Income.  The Company’s primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three and six months ended June 30, 2002 totaled $9,933,000 and $19,259,000 which represents an increase of $1,455,000 and $2,366,000 or 17% and 14% when compared to the $8,478,000 and $16,893,000 achieved during the three and six months ended June 30, 2001.

Total interest on earning assets were $14,590,000 and $28,467,000 for the three and six months ended June 30, 2002, an increase of $444,000 and $35,000 or 3% and less than 1% from the $14,146,000 and $28,432,000 achieved during the same periods in 2001.  The level of interest income is affected by changes in volume of and rates earned on interest-earning assets.  Interest-earning assets consist primarily of loans, investment securities and federal funds sold.  The small increase in total interest income for the three and six months ended June 30, 2002 was primarily the result of a decrease in the rates earned on interest-earning assets and an increase in volumes of interest-earnings assets generated.  Average interest-earning assets for the three and six months ended June 30, 2002 were $876,327,000 and $843,946,000 which compares with $668,802,000 and $650,423,000 for the three and six months ended June 30, 2001, an increase of $207,525,000 and $193,523,000 or 31% and 30%, respectively.

Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities.  Interest-bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $4,657,000 and $9,208,000 for the three and six months ended June 30, 2002, compared with $5,668,000 and $11,539,000 for the three and six months ended June 30, 2001, a decrease of $1,011,000 and $2,331,000 or 18% and 20%.  This decrease was primarily the result of a decrease in the interest rate paid on interest-bearing liabilities.  Average interest-bearing liabilities were $741,766,000 and $714,701,000 for the three and six months ended June 30, 2002 compared with $563,895,000 and $546,964,000 for the same three and six months in 2001, an increase of $177,871,000 and $167,737,000 or 32% and 31%.  Average interest rates paid on interest-bearing liabilities were 2.51% and 2.58% for the three and six months ending June 30, 2002 compared with 4.02% and 4.22% for the same three and six months of 2001, a decrease in interest rates paid of 151 and 164 basis points or 38% and 39%.

The increase in interest-earning assets is primarily the result of increased market penetration within our target markets by increasing the utilization of existing facilities.  Deposit and loan growth has been achieved primarily through existing product lines.  The increase in average interest-bearing liabilities was primarily achieved through the increased use of borrowed funds in the form of Federal Home Loan Bank advances and increased savings and certificate of deposit balances.

The Company’s taxable equivalent net interest margin, the ratio of net interest income to average interest-earning assets, was 4.59% and 4.62% for the three and six months ended June 30, 2002 compared with 5.12% and 5.24% for the same period in 2001.  The decrease in net interest margin in 2002 compared with 2001 was primarily the result of a decrease in prevailing market interest rates.  Net interest margin provides a measurement of the Company’s ability to employ funds profitably during the period being measured.  The Company’s decrease in net interest margin was primarily attributable to a decrease in prevailing market interest rates.  Loans as a percentage of average interest-earning assets were 64% and 65% for the three and six months ended June 30, 2002 equaling the 64% for the three months ended June 30, 2001 and 100 basis points better than the 64% for the six months ended June 30, 2001.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended June 30, 2002			Three months ended June 30, 2001
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$20,576	$87	1.69%	$20,759	$227	4.37%
Time deposits at other financial institutions	500	3	2.40	427	5	4.68
Taxable investment securities (1)	264,050	3,524	5.34	193,888	3,131	6.46
Nontaxable investment securities (1)	28,946	423	5.85	28,991	376	5.19
Loans, gross: (2)	562,255	10,678	7.60	424,737	10,497	9.89
Total interest-earning assets:	876,327	14,715	6.72	668,802	14,236	8.51
Allowance for loan losses	(10,655)			(8,608)
Cash and due from banks	28,337			26,453
Premises and equipment, net	13,044			13,323
Interest receivable and other assets	38,721			33,108
Total assets	$945,774			$733,078

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$101,901	$58	0.23	$81,995	$61	0.30
Savings deposits	217,504	859	1.58	193,457	1,614	3.34
Time deposits	304,922	2,514	3.30	255,454	3,530	5.53
Other borrowings	117,439	1,226	4.18	32,989	463	5.61
Total interest-bearing liabilities	741,766	4,657	2.51	563,895	5,668	4.02

Noninterest-bearing deposits	124,917			100,391
Accrued interest, taxes and other liabilities	5,430			5,387
Total liabilities	872,113			669,673

Capital Securities and other minority interests	6,031			6,000

Total shareholders’ equity	67,630			57,405
Total liabilities and shareholders’ equity	$945,774			$733,078

Net interest income and margin (3)		$10,058	4.59%		$8,568	5.12%

(1)                                  Tax-equivalent adjustments included in nontaxable investment securities income totaled $95,000 and $49,000 for the three months ended June 30, 2002 and 2001, respectively.  Tax equivalent income adjustments included in the nontaxable investment securities income were derived from nontaxable municipal interest income.  Tax equivalent income adjustments included in taxable investment securities income were created by a dividends received deduction of $30,000 and $41,000 for the three months ended June 30, 2002 and 2001.

(2)                                  Amounts of interest earned includes loan fees of $477,000 and $533,000 for June 30, 2002 and 2001 respectively.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Six months ended June 30, 2002			Six months ended June 30, 2001
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$11,755	$99	1.68%	$22,761	$571	5.02%
Time deposits at other financial institutions	500	5	2.00	269	7	5.20
Taxable investment securities (1)	256,416	6,967	5.43	180,711	5,972	6.61
Nontaxable investment securities (1)	28,951	820	5.66	28,997	750	5.17
Loans, gross: (2)	546,324	20,815	7.62	417,685	21,277	10.19
Total interest-earning assets:	843,946	28,706	6.80	650,423	28,577	8.79
Allowance for loan losses	(10,351)			(8,506)
Cash and due from banks	28,214			26,716
Premises and equipment, net	13,086			13,190
Interest receivable and other assets	38,698			29,769
Total assets	$913,593			$711,592

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$99,771	$112	0.22	$81,224	$152	0.37
Savings deposits	213,989	1,690	1.58	190,159	3,421	3.60
Time deposits	294,715	5,232	3.55	246,254	7,113	5.78
Other borrowings	106,226	2,174	4.09	29,327	853	5.82
Total interest-bearing liabilities	714,701	9,208	2.58	546,964	11,539	4.22

Noninterest-bearing deposits	120,760			98,548
Accrued interest, taxes and other liabilities	5,675			5,652
Total liabilities	841,136			651,164

Capital Securities and other minority interests	6,026			4,276

Total shareholders’ equity	66,431			56,152
Total liabilities and shareholders’ equity	$913,593			$711,592

Net interest income and margin (3)		$19,498	4.62%		$17,038	5.24%

(1)                                  Tax-equivalent adjustments included in nontaxable investment securities income totaled  $165,000 and $95,000 for the three months ended June 30, 2002 and 2001, respectively.  Tax equivalent income adjustments included in the nontaxable investment securities income were derived from nontaxable municipal interest income.  Tax equivalent income adjustments included in taxable investment securities income were created by a dividends received deduction of $74,000 and $50,000 for the six months ended June 30, 2002 and 2001.

(2)                                  Amounts of interest earned includes loan fees of $695,000 and $533,000 for June 30, 2002 and 2001 respectively.

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

Net Interest Income Variance Analysis:

	Three months ended June 30, 2002 compared to June 30, 2001
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$ (—)	$(140)	$(140)
Time deposits at other financial institutions	1	(3)	(2)
Taxable investment securities	1,624	(1,231)	393
Tax-exempt investment securities	(1)	48	47
Loans	2,940	(2,759)	181
Total:	$4,564	$(4,085)	$479

Increase (decrease) in interest expense:
Interest bearing demand	$13	$(16)	$(3)
Savings deposits	180	(935)	(755)
Time deposits	594	(1,610)	(1,016)
Other borrowings	909	(146)	763
Total:	$1,696	$(2,707)	$(1,011)

Increase (decrease) in net interest income	$2,868	$(1,378)	$(1,490)

	Six months ended June 30, 2002 compared to June 30, 2001
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$(199)	$(273)	$(472)
Time deposits at other financial institutions	9	(11)	(2)
Taxable investment securities	3,681	(2,686)	995
Tax-exempt investment securities	(4)	74	70
Loans	11,543	(12,005)	(462)
Total:	$15,030	$(14,901)	$129

Increase (decrease) in interest expense:
Interest bearing demand	$74	$(114)	$(40)
Savings deposits	1,086	(2,817)	(1,731)
Time deposits	3,071	(4,952)	(1,881)
Other borrowings	2,095	(774)	1,321
Total:	$6,326	$(8,657)	$(2,331)

Increase (decrease) in net interest income	$8,704	$(6,244)	$2,460

Provision For Loan Losses.  The provision for loan losses for the three and six months ended June 30, 2002 was $1,451,000 and $2,231,000 compared with $789,000 and $1,539,000 for the three and six months ended June 30, 2001, an increase of $662,000 and $692,000 or 84% and 45% . See “Allowance for Loan Losses” contained herein.  As of June 30, 2002 the allowance for loan losses was $11,261,000 or 1.93% of total loans which compares to the allowance for loan losses of $9,743,000 or 1.83% as of December 31, 2001.  At June 30, 2002, nonperforming assets totaled $6,785,000 or 0.69% of total assets, nonperforming loans totaled $6,725,000 or 1.15% of total loans and the allowance for loan losses totaled 167% of nonperforming loans.  At December 31, 2001, nonperforming assets totaled $5,328,000 or 0.60% of total assets, nonperforming loans totaled $4,856,000 or 0.91% of total loans and the allowance for loan losses totaled 201% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Noninterest Income.  Noninterest income increased by $556,000 and $982,000 or 35% and 34% to $2,130,000 and $3,909,000 for the three and six months ended June 30, 2002 compared with $1,574,000 and $2,927,000 during the same period in 2001.  Service charges on deposit accounts increased by $275,000 and $500,000 or 27% and 26% to $1,279,000 and $2,406,000 for the three and six months ended June 30, 2002 compared with $1,004,000 and $1,906,000 for the same period in 2001.  The increase in fees is the result of increased customer use of fee based products.  Income from the sale of real estate increase totaled $33,000 for the three and six months ended June 30, 2002.  During the 2nd quarter of 2002 the Company sold two other real estate owned properties for a net gain of $33,000.  There were no real estate sales during the comparable period in 2001.  Other income increased by $248,000 and $449,000 or 44% and 44% for the three and six month periods ended June 30, 2002 when compared to the same periods in 2001.  The primary source of this increased other income is an increase in interest income accrued and included in the cash surrender value of bank owned life insurance.

Noninterest Expense.  Noninterest expenses increased by $1,037,000 and $2,123,000 or 16% and 17% to $7,513,000 and $14,938,000 for the three and six months ended June 30, 2002 compared with $6,476,000 and $12,815,000 for the same periods in 2001.  The primary components of noninterest expenses were salaries and employee benefits, furniture and equipment expenses, occupancy expenses, professional fees, marketing expenses, goodwill and intangible amortization, supplies expense and other expense.

For the three and six months ended June 30, 2002, salaries and related benefits increased by $511,000 and $1,142,000 or 15% and 17% to $3,839,000 and $7,783,000 from the $3,328,000 and $6,641,000 recorded for the same periods in 2001. The salary expense increase was primarily the result of increased staffing levels needed for expanded business volumes and normal salary progression.  Equipment expenses decreased by $109,000 and $164,000 or 16% and 13% to $571,000 and $680,000 during the three and six months ended June 30, 2002 from the $1,140,000 and $1,304,000 experienced during the same periods in 2001.  The reduction in equipment expense is primarily the result of decreased spending on technology during 2002 as compared to 2001.  Premises and occupancy expenses increased by $185,000 and $436,000 or 36% and 44% to $704,000 and $1,420,000 for the three and six months ended June 30, 2002 from $519,000 and $984,000 recorded during the same period in 2001.  The primary reason for the increase in occupancy costs in 2002 is related to retrofit charges for branch facilities in Atwater, Fresno, and Merced and the costs of branch expansion into Stockton and San Francisco.  When comparing the results of the three and six months ending June 30, 2002 to the three and six months ended June 30, 2001, professional fees increased by $218,000 and $354,000 or 220% or 164%, marketing expenses decreased by $11,000 and $34,000 or 5% and 8%, goodwill and intangible amortization expense decreased by $28,000 and $56,000 or 14% in both periods, supplies expense decreased by $81,000 and $97,000 or 32% and 21%, dividend expense on Capital Securities decreased by $3,000 and increased by 88,000 or 2% and 40% and other expenses increased $355,000 and $454,000 or 35% and 21% from 2001 levels. Increased professional fees in 2002 were the result of an increased use of consultants used to identify new business profitability and tax saving strategies and consulting fees related to the RIA acquisition.  The decreased dividend expense on Capital Securities during the three months ended June 30, 2002 as compared with the same period in 2001 was primarily the result or an adjustment in amortized cost related to the issuance of the securities.  The increased dividend expense on Capital Securities during the six months ended June 30, 2002 as compared to the same period in 2001 was due to the fact that the securities were issued during the latter part of the first quarter of 2001 and therefore were only outstanding during a small portion of that quarter.

Provision For Income Taxes.  The Company recorded a decrease of $91,000 and $182,000 or 11% and 12% in the income tax provision to $715,000 and $1,391,000 for the three and six months ended June 30, 2002 compared to the $806,000 and $1,573,000 recorded for the same period in 2001.  During the three and six months ended June 30, 2002, the Company achieved an effective tax rate of 23% compared to 29% recorded for the same periods in 2001. During 2002, the reduced effective tax rate was made possible by the continued utilization of a real estate investment trust established during the fourth quarter of 2001 that provides the Company with a means to potentially generate future additional capital for the Bank as well as to currently reduce state income tax expense.

Interest Rate Risk

A measure of interest rate sensitivity that the Company monitors through a detailed model is its expected change in net interest income.  This model’s estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability.  It then measures the projected impact of changes in market interest rates on the Company’s net interest income.  Based upon the June 30, 2002 mix of interest-sensitive assets and liabilities, given an immediate and sustained decrease in the market interest rates of 1%, this model estimates the Company’s net interest income over the next year would decrease by $512,000 or 1% of net interest income.  No assurance can be given that the actual net interest income would not decrease by more than $512,000 or 1% in response to a 1% decrease in market interest rates or that actual net interest income would not decrease substantially if market interest rates decreased by more than 1%.

Financial Condition

Total assets at June 30, 2002 were $975,832,000, an increase of $81,505,000 or 9% compared with total assets of $894,327,000 at December 31, 2001.  Net loans were $572,393,000 at June 30, 2002, an increase of $49,716,000 or 10% compared with net loans of $522,677,000 on December 31, 2001.  Deposits totaled $773,883,000 at June 30, 2002, an increase of $41,242,000 or 6% compared with deposits of $732,641,000 at December 31, 2001.  The increase in total assets of the Company between December 31, 2001 and June 30, 2002 was primarily the result of an increase in leverage that was maintained in the Company’s investment portfolio that were funded with increased borrowed funds and increased cash utilization and an increase in the overall size of the loan portfolio.

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

Total shareholders’ equity was $69,792,000 at June 30, 2002, an increase of $5,672,000 or 9% from $64,120,000 at December 31, 2001. The growth in shareholders’ equity between December 31, 2001 and June 30, 2002 was achieved through the retention of accumulated earnings.  Other comprehensive increased by $231,000 to $1,890,000 at June 30, 2002 compared with $1,659,000 at December 31, 2001.  Other comprehensive income consists of changes in the fair market value compared to book value of available for sale investment securities and valuation changes in the Bank’s interest rate swap, net of estimated federal and state income taxes.

Investment Portfolio.  At June 30, 2002 and December 31, 2001 the carrying amount (fair value) of available for sale investment securities totaled $230,831,000 and $229,852,000 respectively.  At June 30, 2002 and December 31, 2001 the amortized cost of available for sale investment securities totaled $228,099,000 and $227,866,000.  The amortized cost of held to maturity securities at June 30, 2002 and December 31, 2001 was $64,399,000 and $41,559,000.  The fair value of held to maturity securities at June 30, 2002 and December 31, 2001 was $65,410,000 and $42,185,000.

Off-Balance Sheet Commitments.  The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	June 30, 2002	December 31, 2001

Letters of credit	$3,411	$3,852
Commitments to extend credit	212,870	188,802
Total	$216,281	$192,654

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

(Dollars in thousands)	At June 30, 2002	At December 31, 2001

Cash surrender value of life insurance	$16,607	$16,160

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

The following table summarizes nonperforming assets of the Company at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
(Dollars in thousands)

Nonaccrual loans	$6,060	$4,247
Accruing loans past due 90 days or more	665	609
Total nonperforming loans	6,725	4,856
Other real estate owned	60	472
Total nonperforming assets	$6,785	$5,328

Nonperforming loans to total loans	1.15%	0.91%
Nonperforming assets to total assets	0.69%	0.60%

Contractual accrued interest income on loans on nonaccrual status as of June 30, 2002 and 2001, that would have been recognized if the loans had been current in accordance with their original terms was approximately $129,000 and $81,000 for the six months ended June 30, 2002 and 2001.

At June 30, 2002, nonperforming assets represented ..70% of total assets, an increase of 10 basis point when compared to the .60% at December 31, 2001.  Nonperforming loans represented 1.15% of total loans at June 30, 2002, an increase of 24 basis points compared to the .91% at December 31, 2001.  Nonperforming loans that were secured by first deeds of trust on real property were $0 at June 30, 2002 and December 31, 2001.   Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

The increase in nonperforming loans and nonperforming assets as of June 30, 2002 compared with their levels as of December 31, 2001, was due to a growth in nonperforming loans in the agricultural segment of the loan portfolio.

At June 30, 2002, the Company had $60,000 invested in one property acquired through foreclosure.  This property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses.  The Company expects to sell this property within a twelve month period.  No assurance can be given that the Company will sell this property during 2002 or at any time or the amount for which such property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At June 30, 2002 and December 31, 2001, impaired loans were measured based on the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Impaired loans at June 30, 2002 were $6,725,000 on account of which the Company had made provisions to the allowance for loan losses of approximately $702,000.

Except for loans that are disclosed above, there were no assets as of June 30, 2002, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company’s loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the three months ended June 30, 2002 and 2001, and for the year ended December 31, 2001.

	June 30		December 31
	2002	2001	2001
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$9,743	$8,207	$8,207
Provision for loan losses	2,231	1,539	4,115
Charge-offs:
Commercial and agricultural	572	188	864
Consumer	560	1,088	2,288
Total charge-offs	1,132	1, 276	3,152
Recoveries
Commercial and agricultural	133	125	159
Consumer	186	207	414
Total recoveries	419	332	573
Net charge-offs	713	944	2,579
Balance at end of period	$11,261	$8,802	$9,743

Loans outstanding at period-end	$583,625	$448,612	$532,420
Average loans outstanding	$546,324	$417,685	$453,503

Annualized net charge-offs to average loans	0.26%	0.45%	0.57%
Allowance for loan losses
To total loans	1.93%	1.96%	1.83%
To nonperforming assets	165.97%	289.99%	182.85%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off.  The Company recorded provisions for loan losses for the three and six months ended June 30, 2002 of $1,451,000 and $2,231,000 compared with

$789,000 and $1,539,000 during the same periods in 2001. The increase in loan loss provisions in 2002 was recorded to adequately provide for the general loan growth of the Company that has occurred during the period.

The Company’s charge-offs, net of recoveries, were $713,000 for the six months ended June 30, 2002 compared with $944,000 for the same six months in 2001.  The decrease in net charge-offs for the six months ended June 30, 2002 when compared to the same period in 2001 was primarily due to decreased charge-offs that occurred within the consumer installment segment of the loan portfolio.  The decreased charge-offs in this segment of the portfolio are primarily attributable to a tightening of the credit standards in the indirect automobile contract segment of the loan portfolio that occurred during the second half of 2001.

As of June 30, 2002, the allowance for loan losses was $11,261,000 or 1.93% of total loans outstanding, compared with $9,743,000 or 1.83% of total loans outstanding as of December 31, 2001 and $8,802,000 or 1.96% of total loans outstanding as of June 30, 2001.  Between June 30, 2001 and 2002, the allowance for loan loss increased $2,459,000 or 28%.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold.  The Company’s liquid assets totaled $287,011,000 and $279,640,000 on June 30, 2002 and December 31, 2001, respectively, and constituted 29% and 31% of total assets on those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total pledged securities were $230,961,000 at June 30, 2002 compared with $141,386,000 at December 31, 2001.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers’ Bank aggregating $148,164,000 of which $111,307,000 was outstanding as of June 30, 2002 and $73,759,000 was outstanding as of December 31, 2001. The increase in borrowings outstanding during the first six months of 2002 produced an inflow of funds that were used to purchase additional investment securities and fund loan production.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company’s liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.

Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

Capital Resources.  Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the Company has been internally generated capital through retained earnings.  The Company’s shareholders’ equity increased by $5,672,000 or 9% from December 31, 2001 to June 30, 2002.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Management believes, as of June 30, 2002, that the Company and the Bank met all applicable capital requirements.  The Company’s leverage capital ratio at June 30, 2002 was 7.46% as compared with 7.72% as of December 31, 2001.  The Company’s total risk based capital ratio at June 30, 2002 was 10.76% as compared to 10.74% as of December 31, 2001.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of June 30, 2002 and were summarized as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
As of June 30, 2002
Total capital (to risk weighted assets)	$79,572	10.76%	$59,141	8.0%	$73,926	10.0%
Tier 1 capital (to risk weighted assets)	70,306	9.51	29,571	4.0	44,356	6.0
Leverage ratio*	70,306	7.46	37,706	4.0	47,132	5.0

The Bank:
As of June 30, 2002
Total capital (to risk weighted assets)	$76,955	10.43%	$59,002	8.0%	$73,753	10.0%
Tier 1 capital (to risk weighted assets)	67,711	9.18	29,501	4.0	44,252	6.0
Leverage ratio*	67,711	7.19	37,658	4.0	47,073	5.0

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

Deposits.  Deposits are the Company’s primary source of funds.  At June 30, 2002, the Company had a deposit mix of 29% in savings deposits, 40% in time deposits, 13% in interest-bearing checking accounts and 18% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At June 30, 2002, the Company had brokered deposits of $15,495,000.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2002 and December 31, 2001 are summarized as follows:

	June 30, 2002	December 31, 2001
	(Dollars in thousands)

Three months or less	$38,596	$53,879
Over three to six months	46,774	37,358
Over six to twelve months	38,765	30,776
Over twelve months	30,245	9,161
Total	$154,380	$131,174

Borrowed Funds

The increase in other borrowings during the first six months of 2002 was primarily due to the use of a leveraged investment strategy that uses additional FHLB borrowings to fund purchases of investment securities within the Bank’s investment portfolio.

Return on Equity and Assets

	Six months ended June 30 2002	Six months ended June 30 2001	Year ended December 31 2001

Annualized return on average assets	1.01%	1.09%	1.03%
Annualized return on average equity	13.87%	13.87%	13.40%
Average equity to average assets	7.27%	7.89%	7.69%

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

It is the opinion of management there has been no material change in the Company’s market risk during the first six months of 2002 when compared to the level of market risk at December 31, 2001.  If interest rates were to suddenly and materially fall from levels experienced during the first six months of 2002, the Company could become susceptible to an increased level of market risk.

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

Item 2.              Changes in Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Submission of Matters to a Vote of Securities Holders.

(a.)	Annual Meeting was held April 23, 2002. The number of shares represented in person or by proxy and constituting a quorum was 4,236,509 which equals approximately 86% of the shares outstanding.

(b.)	Election of directors	Votes For
	G. Michael Graves	3,913.010
	Bertyl W. Johnson	3,910,835
	James W. Tolladay	3,912,723
	Tom A. L. Van Groningen	3,913,901
	Gerald L. Tahajian	3,909,128

(c.)	Proposal to approve the Capital Corp of the West 2002 Stokc Option Plan. The proposal was approved with 2,509,892 voting in favor and 896,848 were opposed.

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

*

10.10	Employment Agreement between Thomas T. Hawker and Capital Corp. of the West	*

11	Statement Regarding the Computation of Earnings Per Share is incorporated herein by reference from Note 1 of the Company’s Consolidated Financial Statements.

13	Annual Report to Security Holders (filed as Exhibit 13 of the Company’s 2001 Form 10-K with the SEC on March 29, 2002).

99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                         Denotes management contract or compensatory plan arrangement.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST
(Registrant)

August 13, 2002	By	/s/	Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

	By	/s/	R. Dale McKinney
R. Dale McKinney
Chief Financial Officer