Form 10-Q
period 2002-09-30
CAPITAL CORP OF THE WEST
filed 2002-11-13
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002

or

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

Yes    ☒    No    ☐

The number of shares outstanding of the registrant’s common stock, no par value, as of September 30, 2002 was 5,309,386.  No shares of preferred stock, no par value, were outstanding at September 30, 2002.

Capital Corp of the West

Capital Corp of the West

Consolidated Balance Sheets

(Unaudited)

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$35,564	$38,003
Federal funds sold	37,450	11,285
Time deposits at other financial institutions	500	500
Investment securities available for sale, at fair value	229,209	229,852
Investment securities held to maturity at cost, fair value of $63,897,000, and $42,185,000 at September 30, 2002 and December 31, 2001	61,506	41,559
Loans, net of allowance for loan losses of $11,934,000 and $9,743,000 at September 30, 2002 and December 31, 2001	600,821	522,677
Interest receivable	5,606	5,757
Premises and equipment, net	14,016	13,143
Intangible assets	3,495	3,493
Other assets	28,234	28,058

Total assets	$1,016,401	$894,327

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$142,776	$132,496
Negotiable orders of withdrawal	103,762	102,055
Savings	220,800	203,721
Time, under $100,000	168,700	163,195
Time, $100,000 and over	163,872	131,174
Total deposits	799,910	732,641

Borrowed funds	131,147	80,685
Accrued interest, taxes and other liabilities	5,159	10,881
Total liabilities	936,216	824,207

Capital Securities and minority interests	6,031	6,000

Preferred Stock, no par value; 10,000,000 shares authorized; None outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,309,386 and 5,173,838 issued & outstanding at September 30, 2002 and December 31, 2001	46,075	40,089
Retained earnings	24,990	22,372
Accumulated other comprehensive income	3,089	1,659

Total shareholders’ equity	74,154	64,120

Total liabilities, Capital Securities and minority interests and shareholders’ equity	$1,016,401	$894,327

See accompanying notes

Capital Corp of the West

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$11,292	$11,398	$32,107	$32,675
Interest on deposits with other financial institutions	3	4	8	11
Interest on investments held to maturity:
Taxable	846	734	2,741	1,861
Non-taxable	55	56	165	167
Interest on investments available for sale:
Taxable	2,697	2,632	7,695	7,427
Non-taxable	272	273	817	817
Interest on federal funds sold	127	118	226	689
Total interest income	15,292	15,215	43,759	43,647

Interest expense:
Interest on negotiable orders of withdrawal	47	49	159	201
Interest on savings deposits	787	1,396	2,477	4,817
Interest on time deposits, under $100,000	1,416	2,121	4,300	6,312
Interest on time, $100,000 and over	1,229	1,514	3,577	4,436
Interest on other borrowings	1,237	689	3,411	1,542
Total interest expense	4,716	5,769	13,924	17,308

Net interest income	10,576	9,446	29,835	26,339
Provision for loan losses	1,190	1,540	3,421	3,079
Net interest income after provision for loan losses	9,386	7,906	26,414	23,260

Noninterest income:
Service charges on deposit accounts	1,326	1,027	3,732	2,933
Income from real estate held for sale	—	—	33	—
Other	960	544	2,430	1,565
Total noninterst income	2,286	1,571	6,195	4,498

Noninterest Expenses:
Salaries and related benefits	4,232	3,426	12,015	10,067
Equipment	745	703	2,165	2,007
Premises and occupancy	676	578	1,816	1,562
Professional fees	322	93	892	309
Marketing	270	291	677	732
Intangible amortization	170	198	510	594
Supplies	201	202	558	656
Dividend Expense on Capital Securities	153	151	459	369
Other	1,561	1,145	4,176	3,306
Total noninterest expenses	8,330	6,787	23,268	19,602

Income before income taxes	3,342	2,690	9,341	8,156
Provision for income taxes	356	781	1,747	2,354
Net income	$2,986	$1,909	$7,594	$5,802
Comprehensive Income:
Unrealized gain on securities arising during the period, net	1,199	1,624	1,430	2,742
Comprehensive income	$4,185	$3,533	$9,024	$8,544

Basic earnings per share	$0.56	$0.37	$1.44	$1.14
Diluted earnings per share	$0.55	$0.36	$1.40	$1.11

See accompanying notes

Capital Corp of the West

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)	Common Stock		Retained earnings	Accumulated other comprehensive income	Total
	Number of shares	Amounts

Balance, December 31, 2001	5,174	$40,089	$22,372	$1,659	$64,120

Exercise of stock options	106	551	—	—	551

Issuance of shares pursuant to 401K and ESOP plans	29	471	—	—	471

Net Change in fair market value of investment securities, net of tax benefit of $966	—	—	—	1,430	1,430

5% stock dividend, including cash payment for fractional shares	—	4,964	(4,976)	—	(12)

Net income	—	—	7,594	—	7,594

Balance, September 30, 2002	5,309	$46,075	$24,990	$3,089	$74,154

See accompanying notes

Capital Corp of the West

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	9 months ended September 30, 2002	9 months ended September 30, 2001
Operating activities:
Net income	$7,594	$5,802
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	3,421	3,079
Depreciation, amortization and accretion, net	2,827	2,283
Gain on sale of real estate owned	33	—
Net increase in interest receivable & other assets	(1,016)	(7,576)
Net increase in deferred loan fees	579	350
Net decrease in accrued interest payable & other liabilities	(5,722)	(80)
Net cash provided by operating activities	7,716	3,858

Investing activities:
Investment securities purchases	(66,311)	(75,455)
Proceeds from maturities of investment securities	37,724	23,488
Proceeds from sales of AFS investment securities	11,057	—
Net increase in time deposits in other financial institutions	—	(400)
Proceeds from sales of commercial and real estate loans	1,901	2,109
Net increase in loans	(84,312)	(89,661)
Purchases of premises and equipment	(2,301)	(1,988)
Purchase of subsidiary	(520)	—
Net cash used in investing activities	(102,762)	(141,907)

Financing activities:
Net increase in demand, NOW and savings deposits	29,066	36,405
Net increase in certificates of deposit	38,203	61,924
Net proceeds from other borrowings	50,462	35,468
Issuance of Capital Securities and increase in minority interests	31	6,000
Issuance of shares pursuant to 401K and ESOP plans	471	452
Exercise of stock options	551	358
Cash in lieu fractional shares from stock dividend	(12)	(7)
Net cash provided by financing activities	118,772	140,600

Net increase (decrease) in cash and cash equivalents	23,726	2,551

Cash and cash equivalents at beginning of period	49,288	47,768
Cash and cash equivalents at end of period	$73,014	$50,319

Cash paid during the quarter:
Interest paid	$13,972	$17,514
Income tax payments	3,075	3,225
Supplemental disclosure of noncash investing and financing activities:
Investment securities unrealized gains, net of tax	1,430	2,742
Loans transferred to other real estate owned	—	335

See accompanying notes

Capital Corp of the West

Notes to Consolidated Financial Statements

September 30, 2002 and December 31, 2001

(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995.  On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”).  During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, 10,000,000 shares of Authorized Preferred Stock, and 6,000,000 of Trust Preferred 10.20% Capital Securities which have a liquidation amount of $1,000 per capital security.  As of September 30, 2002 there were 5,309,386 common shares outstanding, held of record by approximately 2,000 shareholders.  There were no preferred shares outstanding at September 30, 2002.  On June 28, 2002, the Company acquired Regency Investment Advisors, Incorporated (“RIA”) as a wholly owned subsidiary from California Bank & Trust, a subsidiary of Zions Bancorporation.  RIA provides financial advisory services for individuals, small businesses and retirement programs.  The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”) and County Investment Trust (“REIT”).  During January 2002, the board approved the dissolution of County Investment II (“REIT 2”) which was completed in the second quarter of 2002.  CAA is currently inactive.  All references herein to the “Company” include the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

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

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at September 30, 2002 and December 2001 and the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and the statements of cash flows for the nine months ended September 30, 2002 and 2001 have been included.  Earnings per share have been adjusted to reflect the affect of the 5% stock dividend that was paid April 26, 2002 to shareholders of record on April 5, 2002.  The interim results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report for the year ended December 31, 2001.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and nine month periods ended September 30, 2002 and 2001:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2002	2001	2002	2001

Basic EPS computation:
Net income	$2,986	$1,909	$7,594	$5,802
Average common shares outstanding	5,303	5,102	5,260	5,078
Basic EPS	$0.56	$0.37	$1.44	$1.14

Diluted EPS Computations:
Net income	$2,986	$1,909	$7,594	$5,802
Average common shares outstanding	5,303	5,102	5,260	5,078
Effect of stock options	133	173	155	156
	5,436	5,275	5,415	5,234
Diluted EPS	$0.55	$0.36	$1.40	$1.11

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

Effective January 1, 2002, the Company was required to adopt the provisions of SFAS 142. Accordingly, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature. The Company was also required to reassess the useful lives and residual values of all such intangible assets and make any necessary amortization period adjustments by March 31, 2002. As a result of this assessment, management determined that no accounting adjustments were necessary. As of September 30, 2002 and December 31, 2001, the Company had recorded goodwill of $1,925,000 and $1,405,000, respectively.  The recording of goodwill occurred with the acquisition of Town and Country Finance and Thrift (“T&C”) in June, 1996 and RIA in June, 2002.  The original amount of recorded goodwill at the time of the T&C and RIA acquisitions was $2,023,000 and $520,000, respectively.  From July 1, 1996 through December 31, 2001, goodwill attributable to the T&C acquisition was amortized at a rate of $98,000 per quarter. During the first nine months of 2001, the goodwill amortization lowered earnings by $294,000 or $0.06 per share on an after tax basis when compared with the same period in 2002.  There has been no recorded amortization of the RIA acquisition and there has been no impairment losses recognized on the T&C and RIA recorded goodwill as of September 30, 2002.

As of the date of adoption, the Company had identifiable intangible assets consisting of core deposit premiums and goodwill.  Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to goodwill will no longer be amortized after December 31, 2001 but will be reviewed for potential impairment.  Management has determined there was no impairment of goodwill as of January 1, 2002.  As of September 30, 2002 and December 31, 2001, the Company had unamortized core deposit premiums of $1,556,000 and $2,088,000, respectively.

Amortization of core deposit premiums was $510,000 for the nine months ended September 30, 2002 and 2001.  Core deposit premiums are scheduled to amortize at a rate of approximately $170,000 per quarter through the quarter ended September 30, 2004 and at a rate of  $47,000 during the fourth quarter of 2004.  Core deposit premiums of $460,000 and $4,340,000 were initially recorded as the result of purchasing deposits from T&C in July, 1996 and from the purchase of three branches from Bank of America in December, 1997, respectively.

Impact of Recently Issued Accounting Standards

On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.  Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.  The Company adopted the provisions of Statement 144 on January 1, 2002.  The adoption of Statement No. 144 did not have a material impact on the financial condition or operating results of the Company.

Item 2.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations.  Many possible events or factors could affect the future financial results and performance of the company.  This could cause results or performance to differ materially from those expressed in our forward-looking statements.  Words such as “experts”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

Readers of the Company’s Form 10-Q should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2001 Annual Report on Form 10-K filed March 29, 2002.  These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.  Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio.  Prevailing interest rates will also affect loan volumes, particularly in the mortgage loan segment of the portfolio.  The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans.  Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources.  Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions.  Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Results Of Operations

Three and Nine Months Ended September 30, 2002 Compared With Three and Nine Months Ended September 30, 2001

Overview.  For the three and nine months ended September 30, 2002 the Company reported record net income of $2,986,000 and $7,594,000.  This compares to $1,909,000 and $5,802,000 for the same periods in 2001 and represents an increase of $1,077,000 and $1,792,000 or 56% and 31%.  Basic earnings per share were $.56 and $1.44 for the three and nine months ended September 30, 2002. Fully diluted earnings per share were $.55 and $1.40 for the three and nine months ended September 30, 2002.  This compares to basic and fully diluted earnings per share of $.37 and $.36 for the three months and $1.14 and $1.11 for the nine months ended September 30, 2001 and represents an increase of $0.19 per share for both basic and fully diluted earnings per share for the three months ended September 30, 2002 and an increase of $.30 and $.29 for the nine months ended September 30, 2002.  The basic and fully diluted earnings per share are reflective of the 5% stock dividend paid in April, 2002.  The annualized return on average assets was 1.20% and 1.08% for the three and nine months ended September 30, 2002 which compares with 0.95% and 1.04% of the three and nine months ended September 30, 2001 an increase of 25 and 4 basis points, respectively.  The Company’s annualized return on average equity was 16.72% and 14.87% for the three and nine months ended September 30, 2002 which compares with 12.67% and 13.45% for the three and nine months ended September 30, 2001 an increase of 405 and 142 basis points.  The increased return on equity and assets was primarily the result of growth in net interest income that exceeded the growth in noninterest expenses, growth in noninterest income and a reduction in the provision for income taxes.  Between September 30, 2001 and September 30, 2002, general market interest rates have declined significantly which has caused net interest margins to decline even as total net interest income has increased.

Net Interest Income.  The Company’s primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three and nine months ended September 30, 2002 totaled $10,576,000 and $29,835,000 which represents an increase of $1,130,000 and $3,496,000 or 12% and 13% when compared to the $9,446,000 and $26,339,000 achieved during the three and nine months ended September 30, 2001.

Total interest on earning assets were $15,292,000 and $43,759,000 for the three and nine months ended September 30, 2002, an increase of $77,000 and $112,000 or less than 1% from both the $15,215,000 and $43,647,000 achieved during the same periods in 2001.  The level of interest income is affected by changes in volume of and rates earned on interest-earning assets.  Interest-earning assets consist primarily of loans, investment securities and federal funds sold.  The small increase in total interest income for the three and nine months ended September 30, 2002 was primarily the result of a decrease in the rates earned on interest-earning assets and an increase in volumes of interest-earnings assets generated.  Average interest-earning assets for the three and nine months ended September 30, 2002 were $921,812,000 and $870,186,000 which compares with $733,550,000 and $678,436,000 for the three and nine months ended September 30, 2001, an increase of $188,262,000 and $191,750,000 or 26% and 28%, respectively.

Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities.  Interest-bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $4,716,000 and $13,924,000 for the three and nine months ended September 30, 2002, compared with $5,769,000 and $17,308,000 for the three and nine months ended September 30, 2001, a decrease of $1,053,000 and $3,384,000 or 18% and 20%.  This decrease was primarily the result of a decrease in the interest rate paid on interest-bearing liabilities.  Average interest-bearing liabilities were $773,106,000 and $734,383,000 for the three and nine months ended September 30, 2002 compared with $621,370,000 and $572,039,000 for the same three and nine months in 2001, an increase of $151,736,000 and $162,344,000 or 24% and 28%.  Average interest rates paid on interest-bearing liabilities were 2.42% and 2.53% for the three and nine months ending September 30, 2002 compared with 3.68% and 4.05% for the same three and nine months of 2001, a decrease in interest rates paid of 126 and 152 basis points or 34% and 38%.

The increase in interest-earning assets is primarily the result of increased market penetration within our target markets achieved by increasing the utilization of existing facilities.  This included using business bankers, other outside sales representatives and focused marketing activities to develop additional customer relationships.  Deposit and loan growth has been achieved primarily through existing product lines.  During 2002, a new checking account type was launched that included an internet service provider account with a checking account for a single monthly fee.  The adoption rate to date for this new product has been slow, and did not materially add to the September 30, 2002 deposit totals.  The increase in average interest-bearing liabilities was primarily achieved through the increased use of borrowed funds in the form of Federal Home Loan Bank advances and increased savings and certificate of deposit balances.

The Company’s taxable equivalent net interest margin, the ratio of net interest income to average interest-earning assets, was 4.59% and 4.63% for the three and nine months ended September 30, 2002 compared with 5.16% and 5.24% for the same period in 2001.  The decrease in net interest margin in 2002 compared with 2001 was primarily the result of a decrease in prevailing market interest rates.  Net interest margin provides a measurement of the Company’s ability to employ funds profitably during the period being measured.  Average loans as a percentage of average interest-earning assets were 65% for the three and nine months ended September 30, 2002 which was 100 basis points better than the 64% achieved for the three and nine months ended September 30, 2001.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended September 30, 2002			Three months ended September 30, 2001
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$29,802	$127	1.69%	$14,345	$118	3.26%
Time deposits at other financial institutions	500	3	2.38	500	4	3.17
Taxable investment securities(1)	265,241	3,579	5.35	219,095	3,419	6.19
Nontaxable investment securities(1)	28,923	381	5.23	28,973	379	5.19
Loans, gross:(2)	597,346	11,292	7.50	470,637	11,398	9.61
Total interest-earning assets:	921,812	15,382	6.62	733,550	15,318	8.28
Allowance for loan losses	(11,750)			(8,631)
Cash and due from banks	32,127			30,828
Premises and equipment, net	14,085			13,636
Interest receivable and other assets	38,649			32,786
Total assets	$994,923			$802,169

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$102,565	$47	0.18	$87,290	$49	0.22
Savings deposits	221,130	787	1.41	200,988	1,396	2.76
Time deposits	331,509	2,645	3.17	280,337	3,635	5.14
Other borrowings	117,901	1,237	4.16	52,755	689	5.18
Total interest-bearing liabilities	773,105	4,716	2.42	621,370	5,769	3.68

Noninterest-bearing deposits	138,441			108,787
Accrued interest, taxes and other liabilities	5,934			5,765
Total liabilities	917,480			735,922

Capital Securities and other minority interests	6,031			6,000

Total shareholders’ equity	71,412			60,247
Total liabilities and shareholders’ equity	$994,923			$802,169

Net interest income and margin(3)		$10,666	4.59%		$9,549	5.16%

(1)                                  Tax-equivalent adjustments included in nontaxable investment securities income totaled $54,000 and $50,000 for the three months ended September 30, 2002 and 2001.  Tax equivalent income adjustments included in the nontaxable investment securities income were derived from nontaxable municipal interest income.  Tax equivalent income adjustments included in taxable investment securities income were created by a dividends received deduction of $36,000 and $53,000 for the three months ended September 30, 2002 and 2001

(2)                                  Amounts of interest earned includes loan fees of $155,000 and $325,000 for the three months ended September 30, 2002 and 2001, respectively.  Average loan balances include average non-accrual loan balances.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Nine months ended September 30, 2002			Nine months ended September 30, 2001
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$17,837	$226	1.69%	$19,925	$689	4.62%
Time deposits at other financial institutions	500	8	2.14	347	11	4.24
Taxable investment securities(1)	259,389	10,546	5.44	193,646	9,381	6.48
Nontaxable investment securities(1)	28,942	1,201	5.55	28,989	1,133	5.23
Loans, gross:(2)	563,518	32,107	7.62	435,529	32,675	10.03
Total interest-earning assets:	870,186	44,088	6.77	678,436	43,889	8.65
Allowance for loan losses	(10,823)			(8,548)
Cash and due from banks	29,533			28,102
Premises and equipment, net	13,422			13,340
Interest receivable and other assets	38,683			30,785
Total assets	$941,001			$742,115

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$100,713	$159	0.21	$83,269	$201	0.32
Savings deposits	216,396	2,477	1.53	193,808	4,817	3.32
Time deposits	307,114	7,877	3.43	257,740	10,748	5.58
Other borrowings	110,160	3,411	4.14	37,222	1,542	5.54
Total interest-bearing liabilities	734,383	13,924	2.53	572,039	17,308	4.05

Noninterest-bearing deposits	126,718			101,998
Accrued interest, taxes and other liabilities	5,766			5,689
Total liabilities	866,867			679,726

Capital Securities and other minority interests	6,028			4,857

Total shareholders’ equity	68,106			57,532
Total liabilities and shareholders’ equity	$941,001			$742,115

Net interest income and margin(3)		$30,164	4.63%		$26,581	5.24%

(1)                                  Tax-equivalent adjustments included in nontaxable investment securities income totaled  $219,000 and $149,000 for the nine months ended September 30, 2002 and 2001, respectively.  Tax equivalent income adjustments included in the nontaxable investment securities income were derived from nontaxable municipal interest income.  Tax equivalent income adjustments included in taxable investment securities income were created by a dividends received deduction of $110,000 and $93,000 for the nine months ended September 30, 2002 and 2001, respectively.

(2)                                  Amounts of interest earned includes loan fees of $850,000 and $858,000 for September 30, 2002 and 2001 respectively.

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

Net Interest Income Variance Analysis:

	Three months ended September 30, 2002 compared to September 30, 2001
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$194	$(185)	$9
Time deposits at other financial institutions	—	(1)	(1)
Taxable investment securities	1,073	(913)	160
Tax-exempt investment securities	(1)	3	2
Loans	2,675	(2,781)	(106)
Total	$3,941	$(3,877)	$64

Increase (decrease) in interest expense:
Interest bearing demand	$8	$(10)	$(2)
Savings deposits	126	(735)	(609)
Time deposits	574	(1,564)	(990)
Other borrowings	705	(157)	548
Total	$1,413	$(2,466)	$(1,053)

Increase (decrease) in net interest income	$2,528	$(1,411)	$1,117

	Nine months ended September 30, 2002 compared to September 30, 2001
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$(66)	$(397)	$(463)
Time deposits at other financial institutions	5	(8)	(3)
Taxable investment securities	3,532	(2,377)	1,155
Tax-exempt investment securities	(3)	75	72
Loans	11,245	(11,813)	(568)
Total	$14,713	$(14,520)	$193

Increase (decrease) in interest expense:
Interest bearing demand	$54	$(96)	$(42)
Savings deposits	819	(3,159)	(2,340)
Time deposits	2,722	(5,593)	(2,871)
Other borrowings	2,578	(709)	1,869
Total:	$6,173	$(9,557)	$(3,384)

Increase (decrease) in net interest income	$8,540	$(4,963)	$3,577

Provision For Loan Losses.  The provision for loan losses for the three and nine months ended September 30, 2002 was $1,190,000 and $3,421,000 compared with $1,540,000 and $3,079,000 for the three and nine months ended September 30, 2001, a decrease of $350,000 for the three months ended September 30, 2002 and an increase of $342,000 for the nine months ended September 30, 2002.  The decrease in the provision for loan losses for the three months ended September 30, 2002 is primarily the result of decreased loss experience in the consumer segment of the loan portfolio in 2002 as compared with 2001.  The increase in the provision for loan losses for the nine months ended September 30, 2002 as compared to the same period in 2001 is primarily the result of a greater allowance requirement within the agricultural segment of the loan portfolio. The additional provision and corresponding increase in allowance was necessary due to the increased year over year delinquency that has occurred within this portfolio segment.  See “Allowance for Loan Losses” contained herein.  As of September 30, 2002 the allowance for loan losses was $11,934,000 or 1.95% of total loans, which compares to the allowance for loan losses of $9,743,000 or 1.83% as of December 31, 2001.  At September 30, 2002, nonperforming assets totaled $7,480,000 or 0.74% of total assets, nonperforming loans totaled $7,420,000 or 1.21% of total loans and the allowance for loan losses totaled 161% of nonperforming loans.  At December 31, 2001, nonperforming assets totaled $5,328,000 or 0.60% of total assets, nonperforming loans totaled $4,856,000 or 0.91% of total loans and the allowance for loan losses totaled 201% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Noninterest Income.  Noninterest income increased by $715,000 and $1,697,000 or 46% and 38% to $2,286,000 and $6,195,000 for the three and nine months ended September 30, 2002 compared with $1,571,000 and $4,498,000 during the same period in 2001.  Service charges on deposit accounts increased by $299,000 and $799,000 or 29% and 27% to $1,326,000 and $3,732,000 for the three and nine months ended September 30, 2002 compared with $1,027,000 and $2,933,000 for the same period in 2001.  The increase in fees is the result of increased customer use of fee-based products.  Income from the sale of real estate increased $33,000 for the nine months ended September 30, 2002.  During the 2nd quarter of 2002 the Company sold two other real estate owned properties for a net gain of $33,000.  There were no real estate sales during the comparable period in 2001.  Other income increased by $416,000 and $865,000 or 76% and 55% for the three and nine month periods ended September 30, 2002 when compared to the same periods in 2001.  The primary source of this increased other income is an increase in the investment in and corresponding dividend income earned on bank owned life insurance policies.  The policy dividends are accrued and added to the cash surrender value of bank owned life insurance policies on a monthly basis.

Noninterest Expense.  Noninterest expenses increased by $1,543,000 and $3,666,000 or 23% and 19% to $8,330,000 and $23,268,000 for the three and nine months ended September 30, 2002 compared with $6,787,000 and $19,602,000 for the same periods in 2001.  The primary components of noninterest expenses were salaries and employee benefits, furniture and equipment expenses, occupancy expenses, professional fees, marketing expenses, goodwill and intangible amortization, supplies expense, dividend expense on Capital Securities and other noninterest expense.

For the three and nine months ended September 30, 2002, salaries and related benefits increased by $806,000 and $1,948,000 or 24% and 19% to $4,232,000 and $12,015,000 from the $3,426,000 and $10,067,000 recorded for the same periods in 2001. The salary expense increase was primarily the result of increased staffing levels needed for expanded business volumes and normal salary progression. Equipment expenses increased by $42,000 and $158,000 or 6% and 8% to $745,000 and $2,165,000 during the three and nine months ended September 30, 2002 from the $703,000 and $2,007,000 experienced during the same periods in 2001.  The increase in equipment expense is primarily the result of increased spending on technology during 2002 as compared to 2001.  Premises and occupancy expenses increased by $98,000 and $254,000 or 17% and 16% to $676,000 and $1,816,000 for the three and nine months ended September 30, 2002 from $578,000 and $1,562,000 recorded during the same period in 2001.  The primary reason for the increase in occupancy costs in 2002 is related to retrofit charges for branch facilities in Atwater, Fresno, and Merced and the costs of branch expansion into

Stockton and San Francisco.  When comparing the results of the three and nine months ending September 30, 2002 to the three and nine months ended September 30, 2001, professional fees increased by $229,000 and $583,000 or 246% or 189%, marketing expenses decreased by $21,000 and $55,000 or 7% and 8%, goodwill and intangible amortization expense decreased by $28,000 and $84,000 or 14% in both periods, supplies expense decreased by $1,000 and $98,000 or less than 1% and 15%, dividend expense on Capital Securities increased by $2,000 and $90,000 or 1% and 24% and other expenses increased $416,000 and $870,000 or 36% and 26% from 2001 levels. Increased professional fees in 2002 were the result of an increased use of consultants used to identify new business profitability and tax saving strategies and consulting fees related to the RIA acquisition.  The increased dividend expense on Capital Securities during the nine months ended September 30, 2002 as compared to the same period in 2001 was due to the fact that the securities were issued during the latter part of the first quarter of 2001 and therefore were only outstanding during a small portion of that quarter.  The increase in other noninterest expenses during the three months ended September 30, 2002 as compared to this same period in 2001 was primarily attributable to an operating loss of $200,000 related to an ongoing wire transfer dispute.  The Company continues to utilize all legal means possible to collect this disputed amount.  There can be no assurance the Company will be successful in its collection efforts so the disputed amount has been recorded as a loss as of September 30, 2002.  The increase in other general and administrative expenses for the nine months ended September 30, 2002 as compared to the same period in 2001 was primarily attributable to increased operating losses coupled with increased telephone costs related to the 2002 new deposit product which offers internet service provider services with the opening of a checking account.

Provision For Income Taxes.  The Company recorded a decrease of $425,000 and $607,000 or 54% and 26% in the income tax provision to $356,000 and $1,747,000 for the three and nine months ended September 30, 2002 compared to the $781,000 and $2,354,000 recorded for the same periods in 2001.  During the three and nine months ended September 30, 2002, the Company achieved an effective tax rate of 11% and 19% compared to 29% and 29% recorded for the same periods in 2001.

On September 11, 2002, California enacted a law requiring large banks, defined as those with average assets in excess of $500 million, to conform to federal law with respect to accounting for bad debts.  Prior to the law change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts which enabled them to take deductions for anticipated bad debt losses prior to those losses actually being incurred for California tax purposes.  With the change in the law, large banks may now only deduct actual charge-offs, net of recoveries, in determining their California taxable income.  Banks that are required to conform to the new law must include in taxable income 50 percent of their existing bad debt reserves as of the end of the prior tax year.  As a concession for requiring large banks to comply with the new law, recapture of the remaining 50 percent of the reserve is waived creating a one-time permanent tax benefit.  The Company’s tax benefit resulting from the law change was $290,000 or $0.05 per fully diluted share and has been reflected in the Company’s provision for income tax expense for the quarter ended September 30, 2002.

During 2002, other reductions in the Company’s effective tax rate were made possible by the continued utilization of a real estate investment trust established during the fourth quarter of 2001 that provides the Company with a means to potentially generate future additional capital for the Bank as well as to currently reduce state income tax expense and the increased investment in low-income housing tax credit real estate limited partnerships (“HTC”).  The Company’s investment in HTC partnerships was $8,163,000 and $6,800,000 at September 30, 2002 and 2001, respectively.

Interest Rate Risk

A measure of interest rate sensitivity that the Company monitors through a detailed model is its expected change in net interest income.  This model’s estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability and includes certain assumptions and estimates related to customer retention levels, loan prepayment rates, and other estimates related to customer behavior.  It then measures the projected impact of changes in market interest rates on the Company’s net interest income.  Based upon the September 30, 2002 mix of interest-sensitive assets and liabilities, given an immediate and sustained decrease in the market interest rates of 1%, this model estimates the Company’s net interest income over the next year would decrease by $999,000 or 2% of net interest income.  If the Company were to experience an immediate and sustained increase in the market interest rates of 1%, the Company’s interest rate risk models estimates the Company’s net interest income over the next year would decrease $147,000 or less than 1% of net interest income.  No assurance can be given that the actual net interest income would not decrease by more than $999,000 or 2% in response to a 1% decrease in market interest rates or that actual net interest income would not decrease substantially if market interest rates decreased by more than 1%.  Conversely, no assurance can be given that actual net interest income would increase by $147,000 or less than 1% of net interest income in response to a 1% increase in market interest rates.

Financial Condition

Total assets at September 30, 2002 were $1,016,401,000, an increase of $122,074,000 or 14% compared with total assets of $894,327,000 at December 31, 2001.  Net loans were $600,821,000 at September 30, 2002, an increase of $78,144,000 or 15% compared with net loans of $522,677,000 on December 31, 2001.  Deposits totaled $799,910,000 at September 30, 2002, an increase of $67,269,000 or 9% compared with deposits of $732,641,000 at December 31, 2001.  The increase in total assets of the Company between December 31, 2001 and September 30, 2002 was primarily the result of an increase in deposit liabilities and increased leverage maintained in the Company’s investment portfolio.  This additional source of funds was used to fund increased investments in loans and increase the size of the held to maturity segment of the investment portfolio.

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

Total shareholders’ equity was $74,154,000 at September 30, 2002, an increase of $10,034,000 or 16% from $64,120,000 at December 31, 2001. The growth in shareholders’ equity between December 31, 2001 and September 30, 2002 was primarily achieved through the retention of accumulated earnings.  Other comprehensive increased by $1,430,000 to $3,089,000 at September 30, 2002 compared with $1,659,000 at December 31, 2001.  Other comprehensive income consists of changes in the fair market value compared to book value of available for sale investment securities and valuation changes in the Bank’s interest rate swap, net of estimated federal and state income taxes.

Investment Portfolio.  At September 30, 2002 and December 31, 2001 the carrying amount (fair value) of available for sale investment securities totaled $229,209,000 and $229,852,000 respectively.  The amortized cost of held to maturity securities at September 30, 2002 and December 31, 2001 was $61,506,000 and $41,559,000.  The fair value of held to maturity securities at September 30, 2002 and December 31, 2001 was $63,897,000 and $42,185,000.  The increase in the size of the investment portfolio during 2002 has been primarily through increased purchases in investment securities classified as held to maturity.

Off-Balance Sheet Commitments.  The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	September 30, 2002	December 31, 2001

Letters of credit	$8,873	$3,852
Commitments to extend credit	197,317	188,802
Total	$206,190	$192,654

Other Interest-Earning Assets.  The following table relates to other interest-earning assets not disclosed previously for the dates indicated.  This item consists of a salary continuation plan for the Company’s executive management and deferred retirement benefits for participating board members.  The deferred compensation plans are informally linked with universal life insurance policies for the salary continuation plans.  Income from these policies is reflected in noninterest income.  Additionally, the bank has invested in cash surrender value bank owned life insurance policies that are not linked to deferred compensation plans.

(Dollars in thousands)	At September 30, 2002	At December 31, 2001

Cash surrender value of life insurance	$16,836	$16,160

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

The following table summarizes nonperforming assets of the Company at September 30, 2002 and December 31, 2001:

(Dollars in thousands)	September 30, 2002	December 31, 2001

Nonaccrual loans	$6,973	$4,247
Accruing loans past due 90 days or more	447	609
Total nonperforming loans	7,420	4,856
Other real estate owned	60	472
Total nonperforming assets	$7,480	$5,328

Nonperforming loans to total loans	1.21%	0.91%
Nonperforming assets to total assets	0.74%	0.60%

Contractual accrued interest income on loans on nonaccrual status as of September 30, 2002 and 2001, that would have been recognized if the loans had been current in accordance with their original terms was approximately $169,000 and $91,000 for the nine months ended September 30, 2002 and 2001.

At September 30, 2002, nonperforming assets represented .74% of total assets, an increase of 14 basis point when compared to the .60% at December 31, 2001.  Nonperforming loans represented 1.21% of total loans at September 30, 2002, an increase of 30 basis points compared to the .91% at December 31, 2001.  Nonperforming loans that were secured by first deeds of trust on real property were $0 at September 30, 2002 and December 31, 2001.   Other forms of collateral such as inventory and equipment secured the remaining nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

The increase in nonperforming loans and nonperforming assets as of September 30, 2002 compared with their levels as of December 31, 2001, was due to a growth in nonperforming loans in the agricultural and commercial segments of the loan portfolio.

At September 30, 2002, the Company had $60,000 invested in one property acquired through foreclosure.  This property is carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses.  The Company expects to sell this property within a twelve month period.  No assurance can be given that the Company will sell such properties during 2002 or at any time or the amount for which such property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At September 30, 2002 and December 31, 2001, impaired loans were measured based on the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Impaired loans at September 30, 2002 were $7,420,000 on account of which the Company had made provisions to the allowance for loan losses of approximately $1,189,000.

Except for loans that are disclosed above, there were no assets as of September 30, 2002, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company’s loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 2002 and 2001, and for the year ended December 31, 2001.

	September 30		December 31
	2002	2001	2001
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$9,743	$8,207	$8,207
Provision for loan losses	3,421	3,079	4,115
Charge-offs:
Commercial and agricultural	980	191	864
Consumer	867	2,506	2,288
Total charge-offs	1,847	2, 697	3,152
Recoveries
Commercial and agricultural	157	155	159
Consumer	460	296	414
Total recoveries	617	451	573
Net charge-offs	1,230	2,246	2,579
Balance at end of period	$11,934	$9,040	$9,743

Loans outstanding at period-end	$612,755	$497,548	$532,420
Average loans outstanding	$563,518	$435,529	$453,503

Annualized net charge-offs to average loans	0.29%	0.69%	0.57%
Allowance for loan losses
To total loans	1.95%	1.82%	1.83%
To nonperforming assets	159.56%	171.74%	182.85%

The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions.  In determining the adequacy of the allowance for loan losses, management takes into consideration growth trends in the portfolio, examination of financial institution supervisory authorities, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment and internal and external credit reviews.  In addition, the Company’s risks management processes considers normal risk factors that are specific to each credit being evaluated, and those risk factors may vary depending on the nature of the loan being reviewed.  The normal risks considered by management with respect to agricultural loans include the fluctuating value of the collateral, changes in weather conditions and the availability of adequate water resources in the Company’s local market area.  The normal risks considered by management with respect to real estate construction loans include fluctuation in real estate values, the demand for improved commercial and industrial properties and housing, the availability of permanent financing in the Company’s market area and borrowers’ ability to obtain permanent financing.  The normal risks considered by management with respect to real estate mortgage loans include fluctuations in the value of real estate.  Additionally, the Company relies on data obtained through independent appraisals for significant properties to determine loss exposure on nonperforming loans.

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off.  The Company recorded provisions for loan losses for the three and nine months ended September 30, 2002 of $1,190,000 and $3,421,000 compared with $1,540,000 and $3,079,000 during the same periods in 2001. The decrease in provision for loan losses in the third quarter of 2002 was related to the reduced level of consumer loan charge-off activity that occurred.  Increases in the provision for loan losses for the nine months ended September 30, 2002 were recorded to adequately provide for the general loan growth of the Company that has occurred during the 2002 and to increase reserves allocated to the agricultural segment of the loan portfolio.

The Company’s charge-offs, net of recoveries, were $1,230,000 for the nine months ended September 30, 2002 compared with $2,246,000 for the same nine months in 2001.  The decrease in net charge-offs for the nine months ended September 30, 2002 when compared to the same period in 2001 was primarily due to decreased charge-offs that occurred within the consumer segment of the loan portfolio.  The decreased charge-offs in this segment of the portfolio are primarily attributable to a tightening of the credit standards in the indirect automobile contract segment of the loan portfolio that occurred during the second half of 2001.

As of September 30, 2002, the allowance for loan losses was $11,934,000 or 1.95% of total loans outstanding, compared with $9,743,000 or 1.83% of total loans outstanding as of December 31, 2001 and $9,040,000 or 1.82% of total loans outstanding as of September 30, 2001.  Between September 30, 2001 and 2002, the allowance for loan loss increased $2,894,000 or 32%.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold.  The Company’s liquid assets totaled $302,723,000 and $279,640,000 on September 30, 2002 and December 31, 2001, respectively, and constituted 30% and 31% of total assets on those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total pledged securities were $222,240,000 at September 30, 2002 compared with $141,386,000 at December 31, 2001.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $181,366,000 of which $121,076,000 was outstanding as of September 30, 2002 and $73,759,000 was outstanding as of December 31, 2001. The increase in borrowings outstanding during the first nine months of 2002 produced an inflow of funds that were used to purchase additional investment securities and fund loan production.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company’s liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

Capital Resources.  Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the Company has been internally generated capital through retained earnings.  The Company’s shareholders’ equity increased by $10,034,000 or 16% from December 31, 2001 to September 30, 2002.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Management believes, as of September 30, 2002, that the Company and the Bank met all applicable capital requirements.  The Company’s leverage capital ratio at September 30, 2002 was 7.37% as compared with 7.72% as of December 31, 2001.  The Company’s total risk based capital ratio at September 30, 2002 was 10.69% which compares with a 10.74% risk based capital ratio as of December 31, 2001.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of September 30, 2002 and were summarized as follows:

Dollars in thousands	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
Consolidated	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2002
Total capital (to risk weighted assets)	$82,809	10.69%	$61,979	8.0%	$77,474	10.0%
Tier 1 capital (to risk weighted assets)	73,097	9.44	30,990	4.0	46,484	6.0
Leverage ratio*	73,097	7.37	39,657	4.0	49,571	5.0

The Bank:
As of September 30, 2002
Total capital (to risk weighted assets)	$80,862	10.46%	$61,820	8.0%	$77,275	10.0%
Tier 1 capital (to risk weighted assets)	71,175	9.21	30,910	4.0	46,365	6.0
Leverage ratio*	71,175	7.19	39,603	4.0	49,504	5.0

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

Deposits.  Deposits are the Company’s primary source of funds.  At September 30, 2002, the Company had a deposit mix of 28% in savings deposits, 41% in time deposits, 13% in interest-bearing checking accounts and 18% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At September 30, 2002, the Company had brokered deposits of $15,496,000.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2002 and December 31, 2001 are summarized as follows:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)

Three months or less	$51,861	$53,879
Over three to six months	38,856	37,358
Over six to twelve months	32,203	30,776
Over twelve months	40,952	9,161
Total	$163,872	$131,174

Borrowed Funds

The increase in other borrowings during the first nine months of 2002 was primarily due to the use of a leveraged investment strategy that uses additional FHLB borrowings to fund purchases of investment securities within the Bank’s investment portfolio.

Return on Equity and Assets

	Nine months ended September 30 2002	Nine months ended September 30 2001	Year ended December 31 2001

Annualized return on average assets	1.08%	1.04%	1.03%
Annualized return on average equity	14.87%	13.45%	13.40%
Average equity to average assets	7.24%	7.75%	7.69%

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

It is the opinion of management there has been no material change in the Company’s market risk during the first nine months of 2002 when compared to the level of market risk at December 31, 2001.  If interest rates were to suddenly and materially fall from levels experienced during the first nine months of 2002, the Company could become susceptible to an increased level of market risk.

Item 4.                   Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this report, and have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

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

10	Employment Agreement between Thomas T. Hawker and Capital Corp. of the West (filed as Exhibit 10.10 of the Company’s June 30, 2002 10-Q filed with the SEC on or about August 13, 2002).	*

10.1	Administration Construction Agreement (filed as Exhibit 10.4 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.2	Stock Option Plan (filed as Exhibit 10.6 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.3	401(k) Plan (filed as Exhibit 10.7 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.4	Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company’s 1995 Form 10-K filed with the SEC on or about March 31, 1996).

10.5	Purchase Agreement for three branches from Bank of America is incorporated herein by reference from Exhibit 2.1 Registration Statement on Form S-2 filed July 14, 1997, File No. 333-31193.

10.6	Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the West (filed as Exhibit 10.6 of the Company’s 1999 Form 10-K with the SEC on or about March 17, 2000).	*

10.7	Deferred Compensation Agreement between members of the board of directors and Capital Corp of the West (filed as exhibit 10.7 of the Company’s 1999 Form 10-K with the SEC on or about March 17, 2000).	*

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

*

11	Statement Regarding the Computation of Earnings Per Share is incorporated herein by reference from Note 1 of the Company’s Consolidated Financial Statements.

13	Annual Report to Security Holders.

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Denotes management contract or compensatory plan arrangement.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST
(Registrant)

Date: November 6, 2002	By	/s/	Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: November 6, 2002	By	/s/	R. Dale McKinney
R. Dale McKinney
Chief Financial Officer

CERTIFICATIONS UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002*

I, Thomas T. Hawker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Corp of the West;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Thomas T. Hawker
Thomas T. Hawker

Chief Executive Officer

CERTIFICATIONS UNDER

SECTION 302 OF

THE SARBANES OXLEY ACT OF 2002*

I, R. Dale McKinney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Corp of the West;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ R. Dale McKinney
R. Dale McKinney

Chief Financial Officer