Form 10-K
period 2002-12-31
CAPITAL CORP OF THE WEST
filed 2003-03-27
CIK 1004740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
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

Yes ☒  No ☐

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes  ☒  No  ☐

Aggregate market value of the voting stock held by nonaffiliates of the Registrant was $100,473,144 (based on the $18.97 average of bid and ask prices per common share on June 28, 2002).

The number of shares outstanding of the Registrant’s common stock, no par value, as of March 25, 2003 was 5,329,038.

Documents incorporated by reference:

Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 13 and portions of the Annual Report to Shareholders for 2002 are incorporated by reference in Part II, Item 5 through 8.

Capital Corp of the West

PART I

ITEM 1.                  BUSINESS

In addition to historical information, this discussion and analysis includes certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations.  Many possible events or factors could affect the future financial results and performance of the Company.  This could cause results or performance to differ materially from those expressed in our forward-looking statements.  Words such as “expects”, “anticipates”, “believes”, “estimates”, “intends”, “plans”, “assumes”, “projects”, “predicts”, “forecasts”, variations of such words and other similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

Readers of the Company’s Annual Report and Form 10-K should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report.  These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.  Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio.  The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans.  Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources.  Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions.  Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company. The Company is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, and deposits.  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and state regulators, whose policies and regulations could affect the Company’s results.

Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company, civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type, outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency, and management’s ability to manage these and other risks.

General Development of the Company

General

Capital Corp of the West (the “Company”) is a bank  holding company incorporated under the laws of the State of California on April 26, 1995.   On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”).  During 1999, Town and Country Finance and Thrift (the “Thrift”) was merged into County Bank.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  As of March 21, 2003, the Company had outstanding 5,325,082 shares of Common Stock, no par value, and no shares of Preferred Stock.  As of March 15, 2003 there were 5,325,082 common shares outstanding, held by approximately 1,700 shareholders.   There were no preferred shares outstanding at March 15, 2003.  The Company has one wholly owned investment advisory and asset management company, Regency Investment Advisors, Incorporated (“RIA”) which was acquired in June, 2002.  The Company also has one wholly owned inactive nonbank subsidiary, Capital West Group (“CWG”) at December 31, 2002.  The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”) and County Investment Trust (“REIT”).  CAA is currently inactive.   All references herein to the “Company” includes direct subsidiaries of the Company as well as the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

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

Industry & Market Area

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus and Tuolomne counties.  The Bank has sixteen full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Hilmar, Los Banos, Sonora, Stockton, two offices in Modesto and two offices in Turlock.  In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa.  During 1999, the Bank opened its first office in Fresno, and in 2000 expanded our presence in Fresno by adding an additional office.  On January 18, 2001 the Bank opened a loan production office in San Francisco that during 2001 was converted into a full service branch. The Bank’s administrative headquarters also provides accommodations for the activities of Merced Area Investment & Development (“MAID”), the Bank’s wholly owned real estate subsidiary. (See “ITEM 2.  PROPERTIES”)

Competition

The Company’s primary market area consists of Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus, and Tuolomne Counties and nearby communities.  The banking business in California generally, and specifically in the Company’s primary market area, is highly competitive with respect to both loans and deposits.  The banking business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas.  Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company or through its correspondent banks.  By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

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

The five general areas in which the Bank has directed its lendable assets are (i) real estate mortgage loans, (ii) commercial loans,  (iii) agricultural loans,  (iv) real estate construction loans, and (v) consumer loans.  As of December 31, 2001, these five categories accounted for approximately 39%, 23%, 15%, 12% and 11%, respectively, of the Bank’s loan portfolio.

In 1994, the Bank organized a department to originate loans within the underwriting standards of the Small Business Administration (“SBA”).  The Bank originates, packages and subsequently sells these loans in the secondary market and retains servicing rights on these loans.

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

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investment securities (principally U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal and corporate bonds), and (iii) service charges on deposit accounts.  For the year ended December 31, 2002, these sources comprised approximately 65%, 22%, and 8% respectively, of the Bank’s total interest and noninterest income.

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

Regency Investment Advisors, Inc (RIA)

RIA provides investment advisory services in the markets served by the Company.  Customers of RIA are charged an asset management fee for investment advisory services related to business, personal and retirement brokerage accounts performed by RIA.

Bank’s Real Estate Subsidiary (MAID)

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

Federal law now precludes banks from engaging in real estate development.  At December 31, 2001, MAID held no real estate investments for sale.  The last remaining real estate parcel held by MAID was sold during 2000.  MAID does not currently intend to purchase or develop any new investment properties for sale or lease.  During 2002, MAID was used to own, operate, and maintain the County Bank Merced downtown branch and County Bank administration building.  MAID may serve as owner for additional branch premise properties in the future.

County Investment Trust (REIT)

The County Investment Trust is a real estate investment trust that invests in loan participations serviced by the Bank.  The REIT provides the Bank with another vehicle in which business may be conducted and equity capital could be raised.  While the Bank owns 100% of the common equity of the REIT, approximately 120 officers and employees of the Bank own a minority interest in the REIT in the amount of $31,000.

Employees

As of December 31, 2002, the Company employed a total of 286 full-time equivalent employees.  The Company believes that employee relations are excellent.

Seasonal Trends in the Company’s Business

Although the Company does experience some immaterial seasonal trends in deposit growth and funding of its agricultural and construction loan portfolios, in general the Company’s business is not seasonal.

Operations in Foreign Countries

The Company conducts no operations in any foreign country.

Other Financial Information:

Prospective Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company is not currently considering the adoption of fair value based compensation of stock options. The potential impact to the Company of adopting such accounting can be seen in Footnote 1 of the Notes to Consolidated Financial Statements.

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

The operations of bank holding companies and their subsidiaries are affected by the regulatory oversight and the credit and monetary policies of the Federal Reserve Board (FRB).  An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement its objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The credit and monetary policies of the FRB will continue to have a significant effect on the Bank and on the Company.

Set forth below is a summary of significant statutes, regulations and policies that apply to the operation of banking institutions. This summary is qualified in its entirety by reference to the full text of such statutes, regulations and policies.

BANK HOLDING COMPANY ACT

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  As a bank holding company, Capital Corp is subject to examination by the FRB. Pursuant to the BHCA, Capital Corp is also subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries.  It may, of course, manage or control banks.  Generally, however, it is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in nonbanking activities, unless the FRB finds such activities to be “so closely related to banking” as to be deemed “a proper incident thereto” within the meaning of the BHCA.  As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for “well managed” companies, prior written notice to) the FRB.

The BHCA includes minimum capital requirements for bank holding companies.  See section titled “Regulation and Supervision – Regulatory Capital Requirements”.  Regulations and policies of the FRB also require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and that it should maintain the financial flexibility and capital-raising capacity needed to obtain additional resources for assisting the subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

COUNTY BANK

County Bank is a California state-licensed bank.  The Bank is a member of the Federal Reserve System.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) and thus is subject to the rules and regulations of the FDIC pertaining to deposit insurance, including deposit insurance assessments. The Bank is subject to regulation and supervision by the FRB and the California Department of Financial Institutions (the “Department” or “DFI”).  Applicable federal and state regulations address many aspects of the Bank’s business and activities, including investments, loans, borrowings, transactions with affiliates, branching, reporting and other areas. County Bank may acquire other banks or branches of other banks with the approval of the FRB and the Department. County Bank is subject to examination by both the FRB and the Department.

DIVIDENDS

The Company may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, the Company may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the Company’s assets equal at least 125% of its liabilities and certain other conditions are met. Since the 125% ratio translates into a minimum capital ratio of 20%, most bank holding companies, including the Company, based on its current capital ratios, are unable to satisfy this second test.

The primary source of funds for payment of dividends by the Company to its shareholders is the receipt of dividends from the Bank.  The Bank’s ability to pay dividends to the Company is limited by applicable state and federal law. A California state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of: (i) the bank’s retained earnings, or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, with the approval of the Commissioner of Financial Institutions (the “Commissioner”), a California state-licensed bank may pay dividends in an amount not to exceed the greater of (i) the bank’s retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year.

The FRB, FDIC and the Commissioner have authority to prohibit a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of the Bank and upon other factors, the FRB or the Commissioner could determine that payment of dividends or other payments by the Bank might constitute an unsafe or unsound practice. Finally, any dividend that would cause a bank’s capital to fall below required regulatory capital levels could also be prohibited.

REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are both required to maintain a minimum risk-based capital ratio of 8% (at least 4% in the form of Tier 1 capital) of risk-weighted assets and off-balance sheet items. “Tier 1” capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, and excludes goodwill. “Tier 2” capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves. In calculating the relevant ratio, a bank’s assets and off-balance sheet commitments are risk-weighted; thus, for example, loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for interbank obligations, and 0% for vault cash and U.S. Government securities).

The Company and the Bank are also subject to leverage capital ratio guidelines. The leverage ratio guidelines require maintenance of a minimum ratio of 3% Tier 1 capital to total assets for the most highly rated organizations. Institutions that are less highly rated, anticipating significant growth or subject to other significant risks will be required to maintain capital levels ranging from 1% to 2% above the 3% minimum.

Federal regulation has established five tiers of capital measurement, ranging from “well capitalized” to “critically undercapitalized.” Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks. If a bank does not meet the minimum capital requirements set by its regulators, the regulators are compelled to take certain actions, which may include a prohibition on the payment of dividends to a parent holding company and requiring adoption of an acceptable plan to restore capital to an acceptable level. Failure to comply will result in further sanctions, which may include orders to raise capital, merge with another institution, restrict transactions with affiliates, limit asset growth or reduce asset size, divest certain investments and /or elect new directors. It is the Company’s intention to maintain risk-based capital ratios for itself and for the Bank at above the minimum for the “well capitalized” level (6% Tier 1 risk-based; 10% total risk-based) and to maintain the leverage capital ratio for County Bank above the 5% minimum for “well-capitalized” banks.   At December 31, 2002, the Company’s leverage, Tier 1 risk-based and total risk-based capital ratios were 7.68%, 9.49% and 10.74%, and the Bank’s leverage, Tier 1 risk-based and total risk-based capital ratios were 7.48%, 9.25% and 10.50%.  No assurance can be given that the Company or the Bank will be able to maintain capital ratios in the “well capitalized” level in the future.

“SOURCE OF STRENGTH” POLICY

According to FRB policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary.

LIMITATIONS ON ACTIVITIES

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) prohibits state chartered banks and their subsidiaries from engaging, as principal, in activities not permissible by national banks and their subsidiaries, unless the bank’s primary federal regulator determines the activity poses no significant risk to the Bank Insurance Fund (“BIF”) and the state bank is and continues to be adequately capitalized.  Similarly, state bank subsidiaries may not engage, as principal, in activities impermissible by subsidiaries of national banks.  This prohibition extends to acquiring or retaining any investment, including those that would otherwise be permissible under California law.

The State Bank Parity Act, eliminates certain disparities between California state chartered banks and federally chartered national banks by authorizing the Commissioner to address such disparities through a streamlined rulemaking process.  The Commissioner has taken action pursuant to the Parity Act to authorize, among other matters, previously impermissible share repurchases by state banks, subject to the prior approval of the Commissioner.

In November 1996, the Office of the Comptroller of the Currency (OCC) issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries.  “Eligible institutions” (those national banks that are well-capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process.  In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage.  In determining whether to permit the subsidiary to engage in the activity, the OCC will evaluate why the bank itself is not permitted to engage in the activity and whether a Congressional purpose will be frustrated if the OCC permits the subsidiary to engage in the activity.  The State Bank Parity Act may permit state-licensed banks to engage in similar activities, subject to the discretion of the Commissioner.

TIE-IN ARRANGEMENTS AND TRANSACTIONS WITH AFFILIATED PERSONS

A bank is prohibited from certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.  For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries (if any), or on a promise by its customer not to obtain other services from a competitor.

Directors, officers and principal shareholders of the Company, and the companies with which they are associated, may conduct banking transactions with the Company in the ordinary course of business.  Any loans and commitments to loans included in such transactions must be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features.

CROSS-INSTITUTION ASSESSMENTS

Any insured depository institution owned by the Company can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company.

INSURANCE PREMIUMS AND ASSESSMENTS

The FDIC has authority to impose a special assessment on members of the BIF to ensure that there will be sufficient assessment income for repayment of BIF obligations and for any other purpose which it deems necessary. The FDIC is authorized to set semi-annual assessment rates for BIF members at levels sufficient to maintain the BIF’s reserve ratio to a designated level of 1.25% of insured deposits.  The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based upon whether the institution is “well capitalized,” “adequately capitalized,” or “undercapitalized.”  Each insured depository institution is also assigned to “supervisory subgroup” A, B or C.  Subgroup A institutions are financially sound institutions with no more than a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each member institution an annual FDIC assessment rate which, as of the date of this report, varies between 0.0% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). Insured institutions are not permitted to disclose their risk assessment classification.

AUDIT REQUIREMENTS

All insured depository institutions are required to have an annual, full-scope on-site examination.  Depository institutions with assets greater than $500 million are required to have annual independent audits, prepare financial statements in accordance with generally accepted accounting principles, and develop policies that ensure adequate internal controls over financial reporting.  Insured depository institutions are also required to have an independent audit committee comprised entirely of outside directors.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act (“CRA”) requires banks to identify the communities served by the bank’s offices and to identify the types of credit the bank is prepared to extend within such communities. It also requires the bank’s regulators to assess the bank’s performance in meeting the credit needs of its community and to take that assessment into consideration in reviewing applications for mergers, acquisitions and other transactions.  During January 2001, a CRA examination was completed.  The Bank was assigned a CRA rating of “satisfactory” as of this examination.

BANK SECRECY ACT

The Bank Secrecy Act requires financial institutions to keep records and file reports regarding certain financial transactions that involve cash, and to implement counter-money laundering programs and compliance procedures.

SECURITIES AND EXCHANGE COMMISSION FILINGS

Under the Securities Exchange Act of 1934 (“Exchange Act”), Sections 13 and 15(d), the company must file periodic and current reports as well as proxy statements with the Securities and Exchange Commission (the “SEC”).  The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), and Form 8-K (Current Report).  The Company may prepare additional filings as required.  The SEC maintains an Internet site, www.sec.gov, at which all forms filed electronically may be accessed.

POTENTIAL ENFORCEMENT ACTIONS

Banks and their institution-affiliated parties may be subject to potential enforcement actions by the bank regulatory agencies for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule, regulation or provision, any consent order with any agency, any condition imposed in writing by an agency, or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of deposit insurance, the imposition of civil money penalties, and removal and prohibition orders against institution-affiliated parties. See “ — County Bank”.

INTERSTATE BANKING

Riegle-Neal Interstate Banking and Branching Efficiency Act. The Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”) was enacted in 1994. Generally, provisions of the Riegle-Neal Act authorize interstate banking and interstate branching, subject to certain state options. The following is a summary of its provisions:

INTERSTATE BANKING AND BRANCHING

• Interstate acquisition of banks by bank holding companies was permitted in all states beginning on September 29, 1995. However, states may continue to prohibit the acquisition of banks that have been in existence less than five years and the interstate chartering of new banks.

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

LIMITATIONS ON CONCENTRATIONS.  An interstate banking application may not be approved if the applicant and its depository institution affiliates would control more than 10% of insured deposits nationwide or more than 30% of insured deposits in the state in which the bank to be acquired is located. These limits do not apply to mergers solely between affiliates. States may waive the 30% cap on a nondiscriminatory basis. Nondiscriminatory state caps on deposit market share of a depository institution and its affiliates are not affected.

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

CALIFORNIA LAW.  California has enacted state legislation in accordance with authority granted under the Riegle-Neal Act. This legislation permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and to thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on state-wide market share for deposits as permitted by the Riegle-Neal Act. This law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of-state banks and to have out-of-state banks conduct similar agency activities on their behalf.

FINANCIAL SERVICES MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act of 1999 (the “Modernization Act”).  The Modernization Act repealed two provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.  In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance.  The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company and its subsidiaries to engage in a full range of financial activities through a new entity known as a Financial Holding Company.  “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in conjunction with the Secretary of the Treasury, determine to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order for the Company to take advantage of the authority provided by the Modernization Act to affiliate with other financial service providers, it must become a “Financial Holding Company.”  To do so, the Company would file a declaration with the FRB, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because its insured depository institution subsidiary (the Bank) is well-capitalized and well-managed.  In addition, the Federal Reserve must  determine that an insured depository institution subsidiary has at least a “satisfactory” rating under the Community Reinvestment Act.  The Company currently meets the requirements for Financial Holding Company status.  The Company will continue to monitor its strategic business plan to determine whether, based on market conditions and other factors, the Company wishes to utilize any of its expanded powers provided in the Modernization Act.

The Modernization Act also includes a new section of the Federal Deposit Insurance Act which governs subsidiaries of state banks that engage in activities as principal that would only be permissible for a national bank to conduct in a financial subsidiary.  The Act expressly preserves the ability of a state bank to retain all existing subsidiaries.  Because California currently permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Modernization Act to the same extent as a national bank.  In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as are applicable to national banks.  The Bank currently meets those requirements.

Under the Modernization Act, securities firms and insurance companies that elect to become Financial Holding Companies may acquire banks and other financial institutions.  The Company does not believe that the Modernization Act will have a material adverse effect on its operations in the near-term.  However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.  The Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.  Nevertheless, the Modernization Act may have the effect of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies that offer financial products, many of which may have substantially more financial resources than the Company and the Bank.

INTERNATIONAL MONEY LAUNDERING ABATEMENT AND FINANCIAL ANTI-TERRORISM ACT OF 2001

The terrorist attacks in September, 2001, impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).

Part of the USA PATRIOT Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”).  IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

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

Treasury regulations implementing the due diligence requirements of IMLAFATA include standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

SARBANES-OXLEY ACT OF 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”).  The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly-traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws.

The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act.  Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General.  The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and a board of directors and its committees.

The SOA addresses, among other matters: audit committees for all reporting companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for Form 4’s; disclosure of a code of ethics and filing of a Form 8-K for a change or waiver of such code; “real time” filing of issuers’ periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violation of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment.  The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act

REGULATION W

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act.  The Federal Deposit Insurance Act (“FDIA”) applies Section 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System.  The FRB has also issued Regulation W, which codifies prior regulations under Section 23A and 23B of the Federal Reserve Act and provides interpretive guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank.  The Company is considered to be an affiliate of the Bank.  In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates: (i) to an amount equal to 10% of the bank’s capital and surplus in the case of covered transactions with any one affiliate; and (ii) to an amount equal to 20% of the bank’s capital and surplus in the case of covered transactions with all affiliates.  In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.  “Covered transactions” include: (i) a loan or extension of credit to an affiliate; (ii) a purchase of, or an investment in, securities issued by an affiliate; (iii) a purchase of assets from an affiliate, with some exceptions; (iv) the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.  Additionally, under Regulation W, a bank and its subsidiaries may not purchase a low-quality asset from an affiliate; covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank subsidiaries of the banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Concurrent with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation that would further limit the amount of loans hat could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

It is impossible to predict with any degree of accuracy the competitive impact the laws and regulations described above will have on commercial banking in general and on the business of the Company in particular.  It is anticipated that the banking industry will continue to be a highly regulated industry.  Additionally, there appears to be a continued lessening of the historical distinction between the services offered by financial institutions and other businesses offering financial services.  Finally, the trend toward nationwide interstate banking is expected to continue.  As a result of these factors, it is anticipated banks will experience increased competition for deposits and loans and, possibly, further increases in their cost of doing business.

Selected Statistical Information

The following tables on pages 12 through 18 present certain statistical information concerning the business of the Company.  This information should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” at ITEM 7, pages 10 through 20 of the Company’s 2002 Annual Report to Shareholders incorporated herein by reference, and with the Company’s Consolidated Financial Statements and the Notes thereto included in Item 8, pages 22 through 46 of the Company’s 2002 Annual Report to Shareholders incorporated herein by reference.  The statistical information that follows is generally based on average daily amounts.

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

	For the years ended December 31,
	2002			2001			2000
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Federal funds sold	21,244	337	1.59	19,280	791	4.10	10,208	650	6.37
Time deposits at other financial institutions	500	10	2.00	385	16	4.16	635	39	6.14
Nontaxable investment securities(1)	28,936	1,606	5.55	28,983	1,522	5.25	29,511	1,537	5.21
Taxable investment securities(1)	258,049	13,797	5.35	201,237	12,649	6.29	145,707	10,209	7.01
Loans, gross(2)	576,156	43,503	7.55	453,503	43,495	9.59	369,367	38,643	10.46
Total interest-earning assets	884,885	59,253	6.70	703,388	58,473	8.31	555,428	51,078	9.19
Allowance for loan losses	(11,232)			(8,770)			(7,121)
Cash and due from banks	30,372			28,498			23,753
Premises and equipment, net	13,551			13,358			13,036
Interest receivable and other assets	38,666			31,759			27,786
Total assets	$956,242			$768,233			$612,882

Liabilities and shareholders’ equity
Negotiable orders of withdrawal	$103,209	189.18%		$86,011	254.30%		74,663	503.67%
Savings deposits	218,788	3,172	1.45	196,838	5,856	2.98	178,279	7,095	3.98
Time deposits	311,583	10,264	3.29	265,912	14,281	5.37	198,183	11,642	5.87
Other borrowings	109,742	4,598	4.19	43,772	2,308	6.47	22,456	1,528	6.80
Total interest-bearing liabilities	743,322	18,223	2.45	592,533	22,699	3.83	473,581	20,768	4.39
Noninterest-bearing deposits	131,367			105,888			86,706
Accrued interest, taxes and other liabilities	5,767			5,620			5,787
Total liabilities	880,456			704,041			566,074

Total shareholders’ equity	69,755			59,047			46,808

Trust Preferred Securities	6,031			5,145

Total liabilities and shareholders’ equity	$956,242			$768,233			$612,882

Net interest income and margin (3)		$41,030	4.64%		$35,774	5.09%		$30,310	5.46%

(1)          Tax-equivalent adjustments included in nontaxable investment securities income totaled $297,000, $211,000 and $190,000 in 2002, 2001 and 2000, respectively.  Tax equivalent income adjustments included in the nontaxable investment securities income were derived from nontaxable municipal interest income.  Tax equivalent income adjustments included in taxable investment securities income were created by a dividends received deduction of $145,000, $95,000 and $0 in 2002, 2001 and 2000, respectively.

(2)          Interest on non-accrual loans is recognized into income on a cash received basis.

(3)          Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities.  It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and borrowed funds.  The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability and the amount of change attributable to volume and rate changes for the years indicated.  The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.   Interest on non-accrual loans was recognized into income on a cash basis.  Tax equivalent adjustments have been made to reflect the before tax interest income for tax advantaged investments.

(Dollars in thousands)	2002 Compared to 2001			2001 Compared to 2000
	Volume	Rate	Total	Volume	Rate	Total
Net Interest Income Variance Analysis
Increase (decrease) in interest income:
Loans	$10,363	$(10,355)	$8	$8,266	$(3,414)	$4,852
Taxable investment securities	3,222	(2,074)	1,148	3,576	(1,136)	2,440
Nontaxable investment securities	(2)	86	84	(28)	13	(15)
Federal funds sold	74	(528)	(454)	431	(290)	141
Time deposit at other institutions	4	(10)	(6)	(13)	(10)	(23)
Total	13,661	(12,881)	780	12,232	(4,837)	7,395
Increase (decrease) in interest expense:
Interest-bearing demand deposits	44	(109)	(65)	67	(316)	(249)
Savings deposits	593	(3,277)	(2,684)	685	(1,924)	(1,239)
Time deposits	2,161	(6,178)	(4,017)	3,706	(1,067)	2,639
Other borrowings	2,850	(560)	2,290	1,187	(407)	780
Total	5,648	(10,124)	(4,476)	5,645	(3,714)	1,931
Increase (decrease) in net interest income	$8,013	$(2,757)	$5,256	$6,587	$(1,123)	$5,464

Investment Portfolio Maturities

The following table sets forth the maturities of debt securities at December 31, 2002 and the weighted average yields of such securities calculated on a book value basis using the weighted average yield within each scheduled maturity grouping.  Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.  Yields on municipal securities have not been calculated on a tax-equivalent basis.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total

Available for sale debt securities:
U.S. Treasury and U.S. government agencies	$20,394	3.04%	$45,687	4.68%	$49	3.19%	$—	—%	$66,130
State and political subdivisions	—	—	258	4.40	17,946	4.37	7,416	4.56	25,620
Mortgage-backed securities	—	—	3	8.73	21,915	4.59	42,736	5.81	64,654
Collateralized mortgage obligations	—	—	—	—	—	—	40,952	4.32	40,952
Corporate debt securities	507	6.12	3,052	5.54	—	—	—	—	3,559
Held to maturity debt securities:
U.S. Treasury and U.S. government agencies	—	—	—	—	4,629	6.70	—	—	4,629
State and political subdivisions	—	—	—	—	—	—	4,347	5.14	4,347
Mortgage-backed securities	—	—	—	—	—	—	46,652	5.98	46,652
Total debt securities	$20,901	3.11%	$49,000	4.73%	$44,539	4.72%	$142,103	5.35%	$256,543

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

	By Repricing Interval
(Dollars in thousands)	Within three months	After three months, Within one year	After one year, within five years	After five years	Noninterest-bearing Funds	Total
Assets
Federal funds sold	$26,555	$—	$—	$—	$—	$26,555
Time deposits at other institutions	250	250	—	—	—	500
Investment securities	4,977	22,075	68,774	180,257	10,937	287,020
Loans	357,204	72,080	151,037	53,452	—	633,773
Noninterest-earning assets and allowance for loan losses	—	—	—	—	86,362	86,362
Total assets	$388,986	$94,405	$219,811	$233,709	$97,299	$1,034,210

Liabilities and shareholders’ equity
Demand deposits	$—	$—	$—	$—	$164,852	$164,852
Savings, money market & NOW deposits	343,853	—	—	—	—	343,853
Time deposits	125,744	126,825	73,105	—	—	325,674
Other interest-bearing liabilities	25,003	5,000	67,141	13,060	—	110,204
Trust Preferred Securities	—	—	—	6,031	—	6,031
Other liabilities and shareholders’ equity	—	—	—	—	83,596	83,596
Total liabilities and shareholders’ equity	$494,600	$131,825	$140,246	$19,091	$248,448	$1,034,210

Interest rate sensitivity gap	$(105,614)	$(37,420)	$79,565	$214,618	$(151,149)	$—

Cumulative interest rate sensitivity gap	$(105,614)	$(143,034)	$(63,469)	$151,149	$—	—

Loan Portfolio

At December 31, 2002, the Company had approximately $235,140,000 in undisbursed loan commitments.  This compares with $188,802,000 at December 31, 2001.  Standby and performance letters of credit were $6,522,000 and $3,852,000, at December 31, 2002 and 2001.  For further information about the composition of the Company’s loan portfolio see  “ITEM 7–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” section entitled “Credit Risk Management and Asset Quality,” pages 15 through 17 of the Company’s 2002 Annual Report to Shareholders incorporated herein by reference.

The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
(Dollars in thousands)	Amount	Amount	Amount	Amount	Amount
Commercial, financial and agricultural	$242,157	$215,115	$155,952	$112,179	$87,245
Real estate –construction	78,064	57,989	30,133	11,926	13,840
Real estate – mortgage	244,468	187,586	141,575	120,978	96,957
Consumer installment	69,084	71,730	85,004	86,185	70,891
Total	$633,773	$532,420	$412,664	$331,268	$268,933

The table that follows shows the maturity distribution of the portfolio of commercial and agricultural, real estate construction, real estate mortgage and installment loans on December 31, 2002 by fixed and floating rate attributes:

	December 31, 2002
(Dollars in thousands)	Within One Year	One to Five Years	Over Five Years	Total

Commercial and agricultural
Loans with floating rates	$159,620	$16,885	$28,316	$204,821
Loans with predetermined rates	18,288	4,637	14,411	37,336
Subtotal	177,908	21,522	42,727	242,157

Real Estate—Construction
Loans with floating rates	37,806	10,177	18,103	66,086
Loans with predetermined rates	8,783	3,142	53	11,978
Subtotal	46,589	13,319	18,156	78,064

Real Estate—Mortgage
Loans with floating rates	16,578	13,690	162,704	192,972
Loans with predetermined rates	803	6,001	44,692	51,496
Subtotal	17,381	19,691	207,396	244,468

Consumer installment
Loans with floating rates	21,917	10,432	11,068	43,417
Loans with predetermined rates	5,221	15,763	4,683	25,667
Subtotal	27,138	26,195	15,751	69,084

Total	$269,016	$80,727	$284,030	$633,773

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

Nonaccrual, Past Due and Restructured Loans

The following table summarizes nonperforming loans of the Company as of the dates indicated:

December 31,

	2002	2001	2000	1999	1998
(Dollars in thousands)	Amount	Amount	Amount	Amount	Amount
Nonaccrual loans	$2,381	$4,247	$2,243	$1,984	$1,164
Accruing loans past due 90 days or more	2	609	97	6	413
Total nonperforming loans	2,383	4,856	2,340	1,990	1,577
Other real estate owned	60	472	248	247	60
Total nonperforming assets	$2,443	$5,328	$2,588	$2,237	$1,637

Nonperforming loans to total loans	0.38%	0.91%	0.57%	0.60%	0.59%
Nonperforming assets to total assets	0.24%	1.00%	0.38%	0.40%	0.33%

Loans with significant potential problems or impaired loans are placed on nonaccrual status.  Management defines impaired loans as those loans, regardless of past due status, in which management believes the collection of principal and interest is in doubt.  The balance of impaired loans was $2,383,000, $4,856,000, $2,340,000, $1,990,000 and $1,577,000 in 2002, 2001, 2000, 1999, and 1998 respectively.  Nonaccrual loans totaled $2,381,000, $4,247,000, $2,243,000, $1,984,000, and $1,164,000 in 2002, 2001, 2000, 1999, and 1998 respectively.  The amount of gross interest income that would have been recorded on nonaccrual loans in the periods then ended if the loans had been current in accordance with the original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $131,000, $170,000 $224,000, $143,000 and $91,000 in 2002, 2001, 2000, 1999, and 1998 .  The amount of interest income on nonaccrual loans that was included in net income was $210,000, $105,000, $79,000, $126,000, and $134,000 in 2002, 2001, 2000, 1999, and 1998.

Allocation of the Allowance for Loan Losses

The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

	December 31,

	2002		2001		2000		1999		1998
(Dollars in thousands)	Amount	Loans % to total loans	Amount	Loan % to Total loans	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to Total loans
Commercial, financial and agricultural	$6,674	38%	$6,029	40%	$4,186	38%	$3,365	34%	$2,618	33%
Real estate –construction	971	12	676	11	451	7	358	4	376	5
Real estate – mortgage	3,397	39	2,187	35	2,076	34	1,815	36	1,260	36
Installment	1,092	11	851	14	1,494	21	1,004	26	521	26
Total	$12,134	100%	$9,743	100%	$8,207	100%	$6,542	100%	$4,775	100%

Other Interest-Bearing Assets

The following table relates to other interest bearing assets not disclosed above for the dates indicated.  This item consists of a salary continuation plan for the Company’s executive management and a deferred compensation plan for participating board members.  The plans are informally linked with universal life insurance policies containing cash surrender values as listed in the following table:

	December 31
(Dollars in thousands)	2002	2001	2000

Cash surrender value of life insurance	$17,240	$16,160	$6,075

During 2002, 2001, and 2000 the Bank purchased $172,000, $9,595,000, and $0 in new bank owned life insurance policies.  This additional life insurance is in the form of single premium life policies covering bank officers.  These policies have a variable rate of return that is reset annually by each insurer.  The Bank is the owner of these policies and also the named beneficiary.

Deposits

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the years indicated:

Deposits

	For the Year Ended December 31,
	2002		2001		2000
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Noninterest-bearing demand deposits	$131,367	—%	$105,888	—%	$86,706	—%
Interest-bearing demand deposits	103,209	0.18	86,011	0.30	74,663	0.67
Savings deposits	218,788	1.45	196,838	2.98	178,279	3.98
Time deposits under $100,000	161,810	3.44	154,883	5.33	114,422	5.78
Time deposits $100,000 and over	149,773	3.14	111,029	5.42	83,761	6.00

Maturities of Time Certificates of Deposits of $100,000 or More

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2002 are summarized as follows:

(Dollars in thousands)
Remaining Maturity:
Three months or less	$69,661
Over three through six months	38,863
Over six through twelve months	23,319
Over twelve months	28,872
Total	$160,715

Return on Equity and Assets

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

Return on Average Equity and Assets

	For the year ended December 31,
	2002	2001	2000
Return on average assets	1.09%	1.03%	1.09%
Return on average equity	14.94	13.40	14.33
Dividend payout ratio	—	—	—
Average equity to average assets	7.29%	7.69%	7.64%

ITEM 2.                  PROPERTIES

The Bank

(1)           North Merced Office

The Bank’s north Merced office is located at 490 West Olive Avenue in Merced with approximately 5,600 square feet of interior floor space.  This building was constructed in 1978 at a cost of approximately $400,000 and is situated on a lot of approximately 47,000 square feet, which the Bank purchased in 1977 for $186,000.  The building was remodeled in 2002 at a cost of approximately $703,000.Management believes that this facility will be adequate to accommodate the operations of this branch for the foreseeable future.

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

(3)           Atwater Branch

On October 5, 1981, the Bank opened a branch office at 735 Bellevue Road, Atwater.  The building contains approximately 6,000 square feet of interior floor space, and was built at a total cost of approximately $500,000.  In 1994, the Bank purchased the lot at a cost of $316,000.  Management of the Bank believes that this facility will be adequate to accommodate the operations of this branch for the foreseeable future.  The data processing and central service support personnel and related equipment were relocated to the new facility in downtown Merced, as discussed above in late 1997.  The building was remodeled in 2001 to accommodate the training department at a cost of approximately $1,074,000.

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

In April 2002, 1999, the Bank received regulatory approval to relocate the Turlock downtown branch.  A two year lease commenced on April 2002.  The building was remodeled at a cost of approximately $71,000.  The facility includes approximately 3,900 square feet located at 130 Main Street in Turlock.  Management is reviewing possible alternative sites for a downtown Turlock office.  It is anticipated that either a new lease will be executed or a relocation to a new site will occur during the second quarter of 2004.

In October 2002, the Bank received approval to purchase another facility.  The facility includes approximately 10,000 square feet at a cost of approximately $1,300,000.  The building is located at 2891 Geer Road Turlock.  The building is currently being leased back to Foster Farms on a month-to-month agreement.  It is anticipated that the Geer Road Turlock branch will relocate to this facility in the future.

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

(9)           Acquired Branches – Dos Palos, Livingston, and Mariposa

On December 11, 1997, the Bank purchased the sites of three former branches of Bank of America.  These facilities are located at 640 Main Street, Livingston, 1507 Center Street, Dos Palos and 5121 Hwy 140, Mariposa. The branch in Livingston was purchased at a cost of $251,000 and is a 5,699 square feet facility.  The Dos Palos branch was purchased at a cost of $296,000 and is an 8,274 square feet facility.  The Mariposa branch was purchased for a cost of $313,000 and is a 4,200 square feet facility.  The Mariposa facility was remodeled in 2002 at a cost of approximately $97,000.  Management believes that these facilities will be adequate to accommodate the banking operation for the foreseeable future.

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

(11)         Fresno Branches

In November, 1999, the Bank received approval to convert the Fresno Town and County branch into a full service County Bank office. The Bank relocated the previous Thrift office to a larger facility, entering into a 4 year lease with a nonaffiliated party for an approximate 5,200 square foot facility located at 2150 West Shaw Avenue, Fresno, California.  The new lease agreement was entered into in August, 1999.  The building was purchased in July 2002 at a cost of approximately $993,000.  Management believes the facility will be adequate to accommodate the banking operation for the foreseeable future.

In September, 2000, the Bank opened a second full service office.  The Bank entered into a 10 year lease with a nonaffiliated party for approximately a 4,755 square foot facility located at 1330 East Shaw Avenue, Fresno, California.  The new lease became effective July 1, 2000.  Management believes the facility will be adequate to accommodate the banking operation for the foreseeable future.

In June 2002 the Bank received regulatory approval to purchase Regency Investment Advisors which is located at 7060 N. Fresno Street, Fresno, California.  The Bank entered into a facility lease agreement dated April 2002 for a term of 1 year with two 6 month extension options.  It is anticipated that a relocation to a new site will occur.

(12)         San Francisco Branch

In March 2001, the Bank opened a full service office in San Francisco, California.  The current facility is located at 130 Battery Street in San Francisco. Effective March 1, 2001, the Bank entered into a 5 year lease with a nonaffiliated party for approximately 2,880 square feet of office space.  Management believes the facility will be adequate to accommodate the operation of the branch in San Francisco for the foreseeable future.

(13)         Stockton Branch

In June 2001, the Bank opened a full service banking facility located in Stockton, California.  The Bank entered into a five-year lease with a nonaffiliated third party for approximately 1,740 square feet of office space.  Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

(14)         Annex

In April, 2002, an additional 2225 square foot of office space was leased at 470 W. Main Street Merced, California.  Several departments were relocated.

ITEM 3.                  LEGAL PROCEEDINGS

As of December 31, 2002, the Company, is not a party to, nor is any of its properties the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities.

The Company is, however, exposed to certain potential claims encountered in the normal course of business.  In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations in the foreseeable future.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the quarter ended December 31, 2002.

PART II

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

For information concerning the market for the Company’s common stock and related shareholder matters, see page 19 of the Company’s 2002 Annual Report to Shareholders incorporated herein by reference.

For information concerning the Company’s dividend policy, see the “Capital Resources” discussion on page 11 of the Company’s 2002 Annual Report to Shareholders incorporated herein by reference.

Market for Company’s Common Stock and Related Stock Matters

The Company’s stock is included for quotation on the Nasdaq National Market System with a stock quotation symbol of CCOW.  The following table indicates the range of high and low bid prices for the period shown, based upon information provided by the Nasdaq National Market System.  Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  There were approximately 1,700 CCOW shareholders as of December 31, 2002.

2002	High	Low
4th quarter	$23.95	$17.11
3rd quarter	20.05	16.85
2nd quarter	22.00	17.68
1st quarter	$19.15	$13.81

2001	High	Low
4th quarter	$15.48	$12.39
3rd quarter	16.19	13.38
2nd quarter	15.51	11.67
1st quarter	$13.10	$10.87

ITEM 6.	SELECTED FINANCIAL DATA

For selected consolidated financial data concerning the Company, see page 9 of the Company’s 2002 Annual Report to Shareholders incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management’s discussion and analysis of financial condition and results of operations, see pages 10 through 20 of the Company’s 2002 Annual Report to Shareholders incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For management’s discussion and analysis of market risk and interest rate risk management, see pages 17 through 19 of the Company’s 2002 Annual Report to Shareholders incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Balance Sheets as of December 31, 2002 and 2001 and Audited Consolidated Statements of Income and Comprehensive Income, Shareholders’ Equity and Cash Flows for the fiscal years ending December 31, 2002, 2001, and 2000 appear on pages 22 through 25 of the Company’s 2002 Annual Report to Shareholders incorporated herein by reference.  Notes to the Consolidated Financial Statements appear on pages 26 through 46 of the Company’s 2002 Annual Report to Shareholders incorporated herein by reference.  The Independent Auditors’ Report appears on page 21 of the Company’s 2002 Annual Report to Shareholders incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL	DISCLOSURE

There were no changes in and there were no disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the section of the Company’s 2003 Proxy Statement titled “Election of Directors,” which is to be filed on or about March 14, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

As permitted by the Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company’s 2003 Proxy Statement titled “Information Pertaining to Election of Directors,” which is to be filed on or about March 14, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the Company’s 2003 Proxy Statement, which is to be filed on or about March 17, 2003.

Securities authorized for issuance under equity compensation plans.

(a)          The information in the following table is provided as of the end of the fiscal year ended December 2002 with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	356,483	$12.307	201,225
Equity compensation plans not approved by security holders	—	—	—
Total	356,483	$12.307	201,225

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the Company’s Proxy Statement, which was filed on or about March 14, 2003.

ITEM 14.               CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its chief executive office and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined by Rules 13a - 14(c) and 15d - 14(c)) under the Securities Exchange Act of 1934.

The evaluation was completed within 90 days of the filing of this report (“Evaluation Date”).  Based on the evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date the disclosure controls and procedures were adequate and effective, and that the material information required to be included in this report, including information from the Company’s consolidated subsidiaries, was properly recorded, processed, summarized and reported, and was made known to the chief executive officer and chief financial officer by others within the Company in a timely manner, particularly during the period when this annual report on Form 10-K was being prepared.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the Evaluation Date through the date of this filing of Form 10-K for the annual period ended December 31, 2002, nor were there any significant deficiencies or material weaknesses in our internal controls that would require corrective action, so therefore there were no corrective actions taken.

PART IV

ITEM 15.                                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Financial Statements and Schedules

An index of all financial statements and schedules filed as part of this Form 10-K appears below and the material which begins on the pages of the Company’s Annual Report to Shareholders for the year ended December 31, 2002 listed, are incorporated herein by reference in response to Item 8 of this report.

(b)	Reports on Form 8-K
There were no reports on Form 8-K filed in the quarter ending December 31, 2002.
(c)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
The Exhibit Index is located on the final page of this report on Form 10-K.
(d)	Financial Statement Schedules

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

CAPITAL CORP OF THE WEST

By:	/s/ THOMAS T. HAWKER
THOMAS T. HAWKER President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ R. DALE MCKINNEY
R. DALE MCKINNEY
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ DAVID A. CURTIS
DAVID A. CURTIS
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DOROTHY L. BIZZINI	Director	March 25, 2003
DOROTHY L. BIZZINI

/s/ JERRY E. CALLISTER	Director	March 25, 2002
JERRY E. CALLISTER

/s/ JOHN FAWCETT	Director	March 25, 2003
JOHN FAWCETT

/s/ G MICHAEL GRAVES	Director	March 25, 2002
G MICHAEL GRAVES

/s/ THOMAS T. HAWKER	Director/CEO and	March 25, 2003
THOMAS T. HAWKER	Principal Executive Officer

/s/ BERTYL W. JOHNSON	Director	March 25, 2003
BERTYL W. JOHNSON

/s/ CURTIS RIGGS	Director	March 25, 2003
CURTIS RIGGS

/s/ ROBERTO SALAZAR	Director	March 25, 2003
ROBERTO SALAZAR

/s/ JERRY TAHAJIAN	Director	March 25, 2003
JERRY TAHAJIAN

/s/ JAMES W. TOLLADAY	Director	March 25, 2003
JAMES W. TOLLADAY

/s/ TOM A.L. VAN GRONINGEN	Chairman of the	March 25, 2003
TOM A.L. VAN GRONINGEN	Board of Directors

CERTIFICATIONS

I, Thomas T. Hawker, certify that:

1.	I have reviewed this annual report on Form 10-K of Capital Corp of the West;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

1.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Thomas T. Hawker
Thomas T. Hawker
President and Chief Executive Officer

CERTIFICATIONS

I, R. Dale McKinney, certify that:

1.	I have reviewed this annual report on Form 10-K of Capital Corp of the West;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

2.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

2.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ R. Dale McKinney
R. Dale McKinney
Executive Vice President and Chief Financial Officer

Exhibit Index

The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this 10-K:

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
(filed as Exibit 10.10 of the Company's June 30, 2002 10-Q filed with the SEC on or about August 13, 2002).

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

*

10.9	Executive Salary Continuation Agreement between senior executive management and Capital Corp of the West.	*
(filed as Exhibit 10.9 of the Company's 2001 Form 10-K with the SEC on or about March 29, 2002).

11	Statement Regarding the Computation of Earnings Per Share is incorporated herein by reference from Note 1 of the Company’s Consolidated Financial Statements.

13	Annual Report to Security Holders.

23	Independent Auditors’ Consent Letter.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan arrangement.