Form 10-Q
period 2003-03-31
CAPITAL CORP OF THE WEST
filed 2003-05-15
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003

or

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

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☒

The number of shares outstanding of the registrant’s common stock, no par value, as of March 31, 2003 was 5,329,038.  No shares of preferred stock, no par value, were outstanding at March 31, 2003.

Capital Corp of the West

Capital Corp of the West

Consolidated Balance Sheets
(Unaudited)

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$33,197	$46,628
Federal funds sold	—	26,555
Time deposits at other financial institutions	600	500
Investment securities available for sale, at fair value	255,858	231,392
Investment securities held to maturity at cost, fair value of $61,641 and $57,905 at March 31, 2003 and December 31, 2002	59,775	55,628
Loans, net of allowance for loan losses of $12,690 and $12,134 at March 31, 2003 and December 31, 2002	642,638	621,639
Interest receivable	5,517	5,532
Premises and equipment, net	15,278	13,942
Intangible assets	3,155	3,325
Other assets	33,660	29,069

Total assets	$1,049,678	$1,034,210

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$151,409	$164,852
Negotiable orders of withdrawal	117,574	120,449
Savings	226,049	223,404
Time, under $100,000	158,923	164,959
Time, $100,000 and over	152,816	160,715
Total deposits	806,771	834,379

Borrowed funds	151,009	110,204
Accrued interest, taxes and other liabilities	5,986	6,427
Total liabilities	963,766	951,010

Capital Securities and minority interests	6,031	6,031

Preferred Stock, no par value; 10,000,000 shares authorized; None outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,329,038 and 5,325,082 issued & outstanding at March 31, 2003 and December 31, 2002	46,476	46,436
Retained earnings	30,851	27,824
Accumulated other comprehensive income	2,554	2,909

Total shareholders’ equity	79,881	77,169
Total liabilities, Capital Securities and minority interests and shareholders’ equity	$1,049,678	$1,034,210

See accompanying notes

Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2003	2002
Interest income:
Interest and fees on loans	$11,333	$10,137
Interest on deposits with other financial institutions	2	2
Interest on investments held to maturity:
Taxable	766	927
Non-taxable	55	55
Interest on investments available for sale:
Taxable	2,176	2,472
Non-taxable	272	272
Interest on federal funds sold	39	12
Total interest income	14,643	13,877

Interest expense:
Interest on negotiable orders of withdrawal	14	54
Interest on savings deposits	580	831
Interest on time deposits, under $100	1,120	1,539
Interest on time deposits, $100 and over	989	1,179
Interest on other borrowings	1,151	948
Total interest expense	3,854	4,551

Net interest income	10,789	9,326
Provision for loan losses	671	780
Net interest income after provision for loan losses	10,118	8,546

Noninterest income:
Service charges on deposit accounts	1,277	1,127
Other	1,049	652
Total noninterest income	2,326	1,779

Noninterest expenses:
Salaries and related benefits	4,503	3,944
Premises and occupancy	670	569
Equipment	759	716
Professional fees	274	253
Marketing	260	188
Intangible asset amortization	170	170
Supplies	235	186
Dividend Expense on Capital Securities	153	154
Other	1,489	1,245
Total noninterest expenses	8,513	7,425

Income before income taxes	3,931	2,900
Provision for income taxes	904	676
Net income	$3,027	$2,224
Comprehensive Income:
Unrealized loss on securities arising during the period	(355)	(1,386)
Comprehensive Income	$2,672	$838
Basic earnings per share	$0.54	$0.41
Diluted earnings per share	$0.52	$0.40

See accompanying notes

Capital Corp of the West

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)			Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Number of shares	Amounts

Balance, December 31, 2002	5,325	$46,436	$27,824	$2,909	$77,169

Exercise of stock options	4	40	—	—	40

Net Change in fair market value of investment securities and swaps, net of tax benefit of $232	—	—	—	(355)	(355)

Net income	—	—	3,027	—	3,027

Balance, March 31, 2003	5,329	$46,476	$30,851	$2,554	$79,881

See accompanying notes

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	3 months ended March 31, 2003	3 months ended March 31, 2002
Operating activities:
Net income	$3,027	$2,224
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Provision for loan losses	671	780
Depreciation, amortization and accretion, net	1,276	846
Net increase in interest receivable & other assets	(4,187)	(1,527)
Net increase (decrease) in deferred loan fees	129	114
Net decrease in accrued interest payable & other liabilities	(441)	(5,343)
Net cash provided by (used in) operating activities	475	(2,906)

Investing activities:
Investment securities purchases	(51,616)	(45,653)
Proceeds from maturities of investment securities	21,916	16,499
Net increase in time deposits in other financial institutions	(100)	—
Proceeds from sales of loans	1,991	1,200
Net increase in loans	(24,150)	(16,936)
Purchases of premises and equipment	(1,739)	(282)
Net cash used in investing activities	(53,698)	(45,172)

Financing activities:
Net (decrease) increase in demand, NOW and savings deposits	(13,673)	6,377
Net decrease in certificates of deposit	(13,935)	(7,475)
Net proceeds from other borrowings	40,805	35,951
Issuance of Capital Securities and increase in minority interests	—	31
Issuance of shares pursuant to 401K and ESOP plans	—	313
Exercise of stock options	40	139
Net cash provided by financing activities	13,237	35,336

Net decrease in cash and cash equivalents	(39,986)	(12,742)

Cash and cash equivalents at beginning of period	73,183	49,288
Cash and cash equivalents at end of period	$33,197	$36,546

Cash paid during the quarter:
Interest paid	$3,488	$4,623
Supplemental disclosure of noncash investing and financing activities:
Investment securities unrealized losses and swaps, net of tax	(355)	(1,386)

See accompanying notes

Capital Corp of the West
Notes to Consolidated Financial Statements
March 31, 2003 and December 31, 2002
(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995.  On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”).  During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, 10,000,000 shares of Authorized Preferred Stock, and 6,000,000 of Trust Preferred 10.20% Capital Securities which have a liquidation amount of $1,000 per capital security.  As of March 31, 2003 there were 5,329,038 common shares outstanding, held of record by approximately 1,700 shareholders.  There were no preferred shares outstanding at March 31, 2003.  The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”), and County Investment Trust (“REIT”).  CAA is currently inactive.  On April 26, 2002, the Company entered into an agreement to purchase Regency Investment Advisors, Inc (“RIA”).  The purchase of RIA was completed during the second quarter, 2002.  The Company has two other wholly owned subsidiaries, County Statutory Trust (“Trust”), and Capital West Group, Inc.  The Trust is used in connection with the Capital Securities that have been issued by the Company.  Capital West Group, Inc. is currently inactive.  All references herein to the “Company” include the Company, the Company’s subsidiaries, the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

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

INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus and Tuolomne counties.  The Bank has eighteen full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Dos Palos, Hilmar, Livingston, Los Banos, Madera, Mariposa, San Francisco, Sonora, Stockton, two offices in Modesto, two in Fresno and two offices in Turlock.  The Bank’s administrative headquarters also provides accommodations for the activities of Merced Area Investment & Development (“MAID”), the Bank’s wholly owned real estate subsidiary.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at March 31, 2003 and December 2002 and the results of operations for the three month periods ended March 31, 2003 and 2002, and the statements of cash flows for the three months ended March 31, 2003 and 2002 have been included.  Earnings per share have been adjusted to reflect the affect of the 5% stock dividend that was paid April 25, 2003 to shareholders of record on April 1, 2003.  The interim results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report for the year ended December 31, 2002.

The accompanying unaudited financial statements have been prepared on a basis consistent with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ended March 31, 2003 and 2002:

	For The Three Months Ended March 31,
(Dollars in thousands, except per share data)	2003	2002

Basic EPS computation:
Net income	$3,027	$2,224
Average common shares outstanding	5,326	5,195
5% Stock Dividend in April, 2003	266	247
Average common shares outstanding	5,592	5,455
Basic EPS	$0.54	$0.41

Diluted EPS Computations:
Net income	$3,027	$2,224
Average common shares outstanding	5,326	5,195
5% Stock Dividend in April, 2002	266	247
Effect of stock options	184	160
	5,776	5,602
Diluted EPS	$0.52	$0.40

The Company has intangible assets consisting of core deposit premiums and goodwill.  Core deposit premiums are amortized using an accelerated method over a period of ten years.  Intangible assets related to goodwill will no longer be amortized after December 31, 2001 but will be reviewed for potential impairment.  Management has determined there was no impairment of goodwill as of March 31, 2003.  As of March 31, 2003 and December 31, 2002, the Company had unamortized core deposit premiums of $1,223,000 and $1,390,000, respectively.  Amortization of core deposit premiums and other intangibles was $170,000 during the first quarter of 2003 and 2002.  Core deposit premiums and other intangibles are scheduled to amortize at a rate of approximately $170,000 per quarter through the quarter ended September 30, 2004 and at a rate of $47,000 during the fourth quarter of 2004.  Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and from the purchase of three branches from Bank of America in December, 1997, respectively.

The Company provides stock-based compensation to certain officers and directors.  The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25).  Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock.  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) permits companies to continue using the intrinsic value method or to adopt a fair value based model to account for stock option plans.  The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.  The Company has elected to continue to use the intrinsic value method.

Had compensation cost for the Company’s option plans been determined in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	Three months ended March 31,
(dollars in thousands except per share amounts)	2003	2002
Net income:	$3,027	$2,224
As reported
Pro forma	$2,851	$2,105

Basic earnings per share:
As reported	$0.54	$0.41
Pro forma	$0.51	$0.39

Diluted earnings per share:
As reported	$0.52	$0.40
Pro forma	$0.49	$0.37

Stock-based employee compensation cost, net of related tax effects, included in net income:
As reported	$—	$—
Pro forma	$176	$119

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

Readers of the Company’s Form 10-Q should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2002 Annual Report on Form 10-K filed March 27, 2003.  These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.  Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio.  The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans.  Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources.  Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions.  Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Critical accounting policies and estimates

The company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. (See caption “Allowance for Loan Losses” for a more detailed discussion).

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries’ financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

Results Of Operations

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

Overview.  For the three months ended March 31, 2003 the Company reported record net income of $3,027,000.  This compares to $2,224,000 for the same period in 2002 and represents an increase of $803,000 or 36%.  Basic and fully diluted earnings per share were $.54 and $.52 for the three months ended March 31, 2003. This compares to basic and fully diluted earnings per share of $.41 and $.40 for the three months ended March 31, 2002 and represents an increase of $0.13 and $0.12 per share for both basic and fully diluted earnings per share. The basic and fully diluted earnings per share are reflective of the 5% stock dividend paid in April, 2003.  The annualized return on average assets was 1.20% and 1.01% for the first three months of 2003 and 2002.  The Company’s annualized return on average equity was 15.37% and 13.64% for the three months ended March 31, 2003 and 2002.

Net Interest Income.  The Company’s primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three months ended March 31, 2003 totaled $10,789,000 and represented an increase of $1,463,000 or 16% when compared to the $9,326,000 achieved during the three months ended March 31, 2002.

Total interest and fees on earning assets were $14,643,000 for the three months ended March 31, 2003, an increase of $766,000 or 6% from the $13,877,000 for the same period in 2002.  The level of interest income is affected by changes in volume of and rates earned on interest-earning assets.  Interest-earning assets consist primarily of loans, investment securities and federal funds sold.  The increase in total interest income for the three months ended March 31, 2003 was primarily the result of an increase in volume of interest earning assets.  Average interest-earning assets for the three months ended March 31, 2003 were $934,810,000 compared with $811,208,000 for the three months ended March 31, 2002, an increase of $123,602,000 or 15%.

Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities.  Interest-bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $3,854,000 for the three months ended March 31, 2003, compared with $4,551,000 for the three months ended March 31, 2002, a decrease of $697,000 or 15%. This decrease was primarily the result of a decrease in the interest rate paid on interest-bearing liabilities. Average interest-bearing liabilities were $769,322,000 for the three months ended March 31, 2003 compared with $687,335,000 for the same three months in 2002, an increase of $81,987,000 or 12%.  Average interest rates paid on interest-bearing liabilities were 2.03% for the three months ending March 31, 2003 compared with 2.69% for the same three months of 2002, a decrease in interest rates paid of 66 basis points or 25%.

The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets which has been accomplished by increasing the utilization of existing facilities and the addition of branches in San Francisco and Stockton, California.

The Company’s taxable equivalent net interest margin, the ratio of net interest income to average interest-earning assets, was 4.74% for the three months ended March 31, 2003 compared with 4.73% for the same period in 2002.  Net interest margin provides a measurement of the Company’s ability to employ funds profitably during the period being measured.  The Company’s slight increase in net interest margin was primarily attributable to the Company’s ability to increase the loan percentage within interest-earning assets.  Loans as a percentage of average interest-earning assets increased to 68% for the three months ended March 31, 2003 compared with 65% for the three months ended March 31, 2002.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended March 31, 2003			Three months ended March 31, 2002
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$13,349	$39	1.18%	$2,837	$12	1.72%
Time deposits at other financial institutions	559	2	1.45	500	2	1.62
Taxable investment securities (1)	256,905	2,977	4.70	248,697	3,443	5.61
Nontaxable investment securities (1)	28,908	434	6.09	28,958	428	5.99
Loans, gross: (2)	635,089	11,333	7.24	530,216	10,137	7.75
Total interest-earning assets:	934,810	14,785	6.41	811,208	14,022	7.01
Allowance for loan losses	(12,390)			(10,044)
Cash and due from banks	32,575			28,090
Premises and equipment, net	14,343			13,128
Interest receivable and other assets	38,876			38,672
Total assets	$1,008,214			$881,054

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$117,514	$14	0.05	$97,617	$54	0.22
Savings deposits	224,096	580	1.05	210,435	831	1.60
Time deposits	315,352	2,109	2.71	284,395	2,718	3.88
Other borrowings	112,360	1,151	4.15	94,888	948	4.05
Total interest-bearing liabilities	769,322	3,854	2.03	687,335	4,551	2.69

Noninterest-bearing deposits	148,426			116,556
Accrued interest, taxes and other liabilities	5,635			5,929
Total liabilities	923,383			809,820

Capital Securities and other minority interests	6,031			6,000

Total shareholders’ equity	78,800			65,234
Total liabilities and shareholders’ equity	$1,008,214			$881,054

Net interest income and margin (3)		$10,931	4.74%		$9,471	4.73%

(1)                                  Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $107,000 and $101,000 for the three months ended March 31, 2003 and 2002, respectively.  Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $35,000 and $45,000 for the three months ended March 31, 2003 and 2002.

(2)                                  Amounts of interest earned includes loan fees of $361,000 and $197,000 for March 31, 2003 and 2002 respectively.

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

Net Interest Income Variance Analysis:

	Three months ended March 31, 2003 compared to March 31, 2002
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$75	$(48)	$27
Time deposits at other financial institutions	—	—	—
Taxable investment securities	197	(663)	(466)
Tax-exempt investment securities	(1)	7	6
Loans	1,919	(723)	1,196
Total:	$2,190	$(1,427)	$763

Increase (decrease) in interest expense:
Interest bearing demand	$9	$(49)	$(40)
Savings deposits	52	(303)	(251)
Time deposits	278	(887)	(609)
Other borrowings	178	25	203
Total:	$517	$(1,214)	$(697)

Increase (decrease) in net interest income	$1,673	$(213)	$1,460

Provision For Loan Losses.  The provision for loan losses for the three months ended March 31, 2003 was $671,000 compared with $780,000 for the three months ended March 31, 2002, a decrease of $109,000 or 14%. See “Allowance for Loan Losses” contained herein.  As of March 31, 2003 the allowance for loan losses was $12,690,000 or 1.94% of total loans which compares to the allowance for loan losses of $12,134,000 or 1.91% of total loans as of December 31, 2002.  At March 31, 2003, nonperforming assets totaled $2,248,000 or 0.21% of total assets, nonperforming loans totaled $2,188,000 or 0.33% of total loans and the allowance for loan losses totaled 580% of nonperforming loans.  At December 31, 2002, nonperforming assets totaled $2,443,000 or 0.24% of total assets, nonperforming loans totaled $2,383,000 or 0.38% of total loans and the allowance for loan losses totaled 509% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Noninterest Income.  Noninterest income increased by $547,000 or 31% to $2,326,000 for the three months ended March 31, 2003 compared with $1,779,000 in the same period during 2002.  Service charges on deposit accounts increased by $150,000 or 13% to $1,277,000 for the three months ended March 31, 2003 compared with $1,127,000 for the same period in 2002.  The increase in fees is the result of increased customer use of fee based products.  Other income increased by $397,000 or 61% for the three month period ended March 31, 2003 when compared to the same period in 2002.  The primary source of this increased other income is the sale of the consumer credit card portfolio in March, 2003 for a gain of $82,000, the gain on sale of foreclosure property with a book basis of $0 for an $81,000 gain, and the $127,000 in first quarter, 2003 asset management fees generated by Regency Investment Advisors, Incorporated.  Regency Investment Advisors, Incorporated was acquired in June, 2002.

Noninterest Expense.  Noninterest expenses increased by $1,088,000 or 15% to $8,513,000 for the three months ended March 31, 2003 compared with $7,425,000 for the same period in 2002.  The primary components of noninterest expenses were salaries and employee benefits, premises expenses, occupancy expenses, equipment expenses, professional fees, marketing expenses, and other operating expenses.

For the three months ended March 31, 2003, salaries and related benefits increased by $559,000 or 14% to $4,503,000 from the $3,944,000 recorded for the same period in 2002. The salary expense increase was primarily the result of normal salary progression.  Premises and occupancy expenses increased by $101,000 or 18% to $670,000 for the three months ending March 31, 2003 from $569,000 during the same period in 2002.  The primary reason for the increase in occupancy costs in 2003 is related to retrofit charges for branch facilities in Atwater, Fresno, and Merced.  Equipment expenses increased by $43,000 or 6% to $759,000 during the three months ended March 31, 2003 from the $716,000 experienced during the same period in 2002.  When comparing the results of the three months ending March 31, 2003 to three months ending March 31, 2002, professional fees increased by $21,000 or 8%, marketing expenses increased by $72,000 or 38%, goodwill and intangible amortization expense were constant at $170,000, supplies expense increased by $49,000 or 26%, dividend expense on Capital Securities decreased by $1,000 or less than 1% and other expenses increased $244,000 or 20% from 2002 levels. Increased professional fees in 2003 were the result of an increased use of consultants used to identify new business profitability strategies.  The increased other expenses were the result of increased operating losses and supplies usage.

Provision For Income Taxes.  The Company recorded an increase of $228,000 or 34% in the income tax provision to $904,000 for the three months ended March 31, 2003 compared to the $676,000 recorded for the same period in 2002.  During the first quarter of 2003 and 2002, the Company achieved an effective tax rate of 23%.  The effective tax rate was constant, with the increase in provision for income taxes caused primarily by a volume increase in pretax income.  Effective tax rates below statutory tax rate levels have been achieved primarily through the continued utilization of a real estate investment trust established during the fourth quarter of 2001 that provides the Company with a means to potentially generate future additional capital for the Bank as well as to currently reduce state income tax expense.

Financial Condition

Total assets at March 31, 2003 were $1,049,678,000, an increase of $15,468,000 or 1% compared with total assets of $1,034,210,000 at December 31, 2002.  Net loans were $642,638,000 at March 31, 2003, an increase of $20,999,000 or 3% compared with net loans of $621,639,000 at December 31, 2002.  Deposits were $806,771,000 at March 31, 2003, a decrease of $27,608,000 or 3% compared with deposits of $834,379,000 at December 31, 2002.  The increase in total assets of the Company between December 31, 2002 and March 31, 2003 was primarily the result of an increase in borrowings that were obtained to fund additional purchases of investment securities.

Total shareholders’ equity was $79,881,000 at March 31, 2003, an increase of $2,712,000 or 4% from the $77,169,000 at December 31, 2002. The growth in shareholders’ equity between December 31, 2002 and March 31, 2003 was achieved through the retention of accumulated earnings which was partially offset by a decline in other comprehensive income.  Other comprehensive income consists of changes in the fair market value compared to book value of available for sale investment securities and valuation changes in the Bank’s interest rate swap, net of estimated federal and state income taxes.

Off-Balance Sheet Commitments.  The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	March 31, 2003	December 31, 2002

Letters of credit	$7,295	$6,522
Commitments to extend credit	243,103	235,140
Total	$250,398	$241,662

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

(Dollars in thousands)	At March 31, 2003	At December 31, 2002

Cash surrender value of life insurance	$20,462	$17,240

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

The following table summarizes nonperforming assets of the Company at March 31, 2003 and December 31, 2002:

(Dollars in thousands)	March 31, 2003	December 31, 2002

Nonaccrual loans	$2,188	$2,381
Accruing loans past due 90 days or more	—	2
Total nonperforming loans	2,188	2,383
Other real estate owned	60	60
Total nonperforming assets	$2,248	$2,443

Nonperforming loans to total loans	0.33%	0.38%
Nonperforming assets to total assets	0.21%	0.24%

Contractual accrued interest income on loans on nonaccrual status as of March 31, 2003 and 2002, that would have been recognized if the loans had been current in accordance with their original terms was approximately $41,000 and $267,000, respectively.

At March 31, 2003, nonperforming assets represented ..21% of total assets, a decrease of 3 basis point when compared to the .24% at December 31, 2002.  Nonperforming loans represented .33% of total loans at March 31, 2003, a decrease of 5 basis points compared to the .38% at December 31, 2002.  Nonperforming loans that were secured by first deeds of trust on real property were $0 at March 31, 2003 and December 31, 2002.   Other forms of collateral such as inventory and equipment secured the nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

The decrease in nonperforming loans and nonperforming assets as of March 31, 2003 compared with their levels as of December 31, 2002, was due to a slight decrease in the nonperforming agricultural segment of the loan portfolio.

At March 31, 2003 and December 31, 2002, the Company had $60,000 invested in one property, respectively, that had been acquired through foreclosure.  The property was carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses.  The Company expects to sell most of these properties within a twelve month period.  During the first quarter of 2003, one foreclosure property was acquired and sold for $81,000 that had no assigned book value for a gain on sale of $81,000.  No assurance can be given that the Company will sell the remaining property during 2003 or at any time or the amount for which the property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At March 31, 2003 and December 31, 2002, impaired loans were measured based on the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Impaired loans at March 31, 2003 were $2,188,000 for which the Company made provisions to the allowance for loan losses of approximately $363,000.

Except for loans that are disclosed above, there were no assets as of March 31, 2003, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company’s loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the three months ended March 31, 2003 and 2002, and for the year ended December 31, 2002.

	March 31		December 31 2002
	2003	2002
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$12,134	$9,743	$9,743
Provision for loan losses	671	780	4,151
Charge-offs:
Commercial and agricultural	6	218	1,504
Consumer	306	262	1,085
Total charge-offs	312	480	2,589
Recoveries
Commercial and agricultural	69	19	233
Consumer	128	167	596
Total recoveries	197	186	829
Net charge-offs	115	294	1,760
Balance at end of period	$12,690	$10,229	$12,134

Loans outstanding at period-end	$655,328	$547,751	$633,733
Average loans outstanding	$635,089	$530,216	$576,156

Annualized net charge-offs to average loans	0.07%	0.22%	0.31%
Allowance for loan losses
To total loans	1.94%	1.87%	1.91%
To nonperforming assets	564.50%	182.47%	496.56%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off.  The Company recorded provisions for loan losses in the first three months of 2003 of $671,000 compared with $780,000 in the same period of 2002. The decrease in loan loss provisions in 2003 was recorded to coincide with the lower level of charge-offs experienced in the first quarter of 2003 in comparison to the same quarter in 2002.  The Company’s charge-offs, net of recoveries, were $115,000 for the three months ended March 31, 2003 compared with $294,000 for the same three months in 2002.  The decrease in net charge-offs for the first quarter of 2003 was primarily due to decreased charge-offs that occurred within the commercial and agricultural segment of the loan portfolio.  The decreased charge-offs in this segment of the portfolio are primarily attributable to a tightening of the credit standards in this segment of the loan portfolio that has occurred.

As of March 31, 2003, the allowance for loan losses was $12,690,000 or 1.94% of total loans outstanding, compared with $12,134,000 or 1.91% of total loans outstanding as of December 31, 2002 and $10,229,000 or 2.87% of total loans outstanding as of March 31, 2002.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold.  The Company’s liquid assets totaled $289,655,000 and $305,075,000 on March 31, 2003 and December 31, 2002, respectively, and constituted 28% and 29% of total assets on those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total pledged securities were $262,568,000 at March 31, 2003 compared with $193,962,000 at December 31, 2002.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bank, Union Bank of California, Wells Fargo

Bank and First Tennessee Bank aggregating $219,112,000 of which $146,904,000 was outstanding as of March 31, 2003 and $100,841,000 was outstanding as of December 31, 2002. The increase in borrowings outstanding during the first quarter of 2003 produced an inflow of funds that were used to purchase additional investment securities.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company’s liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

Capital Resources.  Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the Company has been internally generated capital through retained earnings.  The Company’s shareholders’ equity increased by $2,712,000 or 3.5% from December 31, 2002 to March 31, 2003.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Management believes, as of March 31, 2003, that the Company and the Bank met all applicable capital requirements.  The Company’s leverage capital ratio at March 31, 2003 was 8.12% as compared with 7.68% as of December 31, 2002.  The Company’s total risk based capital ratio at March 31, 2003 was 11.14% as compared to 10.74% as of December 31, 2002.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of March 31, 2003 and were summarized as follows:

Dollars in thousands	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
As of March 31, 2003
Total capital (to risk weighted assets)	$91,920	11.14%	$65,999	8.0%	$82,498	10.0%
Tier 1 capital (to risk weighted assets)	81,578	9.89	32,999	4.0	49,499	6.0
Leverage ratio*	81,578	8.12	40,202	4.0	50,253	5.0

The Bank:
As of March 31, 2003
Total capital (to risk weighted assets)	$88,089	10.70%	$65,838	8.0%	$82,298	10.0%
Tier 1 capital (to risk weighted assets)	77,772	9.45	32,919	4.0	49,379	6.0
Leverage ratio*	77,772	7.75	40,134	4.0	50,168	5.0

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

Deposits.  Deposits are the Company’s primary source of funds.  At March 31, 2003, the Company had a deposit mix of 28% in savings deposits, 39% in time deposits, 14% in interest-bearing checking accounts and 19% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At March 31, 2003, the Company had brokered deposits of $18,461,000.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2003 and December 31, 2002 are summarized as follows:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)

Three months or less	$21,626	$69,661
Over three to six months	48,979	38,863
Over six to twelve months	40,210	23,319
Over twelve months	42,001	28,872
Total	$152,816	$160,715

Borrowed Funds

The increase in other borrowings during the first quarter of 2003 was primarily due to the use of a leveraged investment strategy that uses additional FHLB borrowings to fund purchases of investment securities within the Bank’s investment portfolio.

Return on Equity and Assets

	Three months ended March 31 2003	Three months ended March 31 2002	Year ended December 31 2002

Annualized return on average assets	1.20%	1.01%	1.09%
Annualized return on average equity	15.37%	13.64%	14.94%
Average equity to average assets	7.82%	7.40%	7.29%

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

It is the opinion of management there has been no material change in the Company’s market risk during the first quarter of 2003 when compared to the level of market risk at December 31, 2002.  If interest rates were to suddenly and materially fall from levels experienced during the first quarter of 2003, the Company could become susceptible to an increased level of market risk.

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

The evaluation was completed within 90 days of the filing of this report (“Evaluation Date”). Based on the evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date the disclosure controls and procedures were adequate and effective, and that the material information required to be included in this report, including information from the Company’s consolidated subsidiaries, was properly recorded, processed, summarized and reported, and was made known to the chief executive officer and chief financial officer by others within the Company in a timely manner, particularly during the period when this annual report on Form 10-Q was being prepared.

Changes In Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the Evaluation Date through the date of this filing of Form 10-Q for the quarterly period ended March 31, 2003, nor were there any significant deficiencies or material weaknesses in our internal controls that would require corrective action, so therefore there were no corrective actions taken.

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

CAPITAL CORP OF THE WEST
(Registrant)

Date: May 9, 2003	By	/s/	Thomas T. Hawker
Thomas T. Hawker
President and Chief Executive Officer

Date: May 9, 2003	By	/s/	R. Dale McKinney
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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ R. Dale McKinney
R. Dale McKinney

Chief Financial Officer

Exhibit Index

Exhibit	Description

99.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350