Form 10-Q
period 2003-06-30
CAPITAL CORP OF THE WEST
filed 2003-08-14
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2003

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of June 30, 2003 was 5,604,309.  No shares of preferred stock, no par value, were outstanding at June 30, 2003.

Capital Corp of the West
Table of Contents

Capital Corp of the West
Consolidated Balance Sheets
(Unaudited)

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$41,856	$46,628
Federal funds sold	21,910	26,555
Time deposits at other financial institutions	600	500
Investment securities available for sale, at fair value	240,900	231,392
Investment securities held to maturity at cost, fair value of $86,598 and $57,905 at June 30, 2003 and December 31, 2002	84,539	55,628
Loans, net of allowance for loan losses of $12,626 and $12,134 at June 30, 2003 and December 31, 2002	681,209	621,639
Interest receivable	5,789	5,532
Premises and equipment, net	15,153	13,942
Intangible assets	2,985	3,325
Other assets	36,062	29,069

Total assets	$1,131,003	$1,034,210

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$171,634	$164,852
Negotiable orders of withdrawal	116,190	120,449
Savings	280,493	223,404
Time, under $100,000	173,558	164,959
Time, $100,000 and over	200,228	160,715
Total deposits	942,103	834,379

Borrowed funds	92,356	110,204
Accrued interest, taxes and other liabilities	7,408	6,458
Total liabilities	1,041,867	951,041

Capital Securities and minority interests	6,000	6,000

Preferred Stock, no par value; 10,000,000 shares authorized; None outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized;5,604,329 and 5,591,336 issued & outstanding at June 30, 2003 and December 31, 2002	53,219	46,436
Retained earnings	27,600	27,824
Accumulated other comprehensive income	2,317	2,909

Total shareholders’ equity	83,136	77,169

Total liabilities, Capital Securities and minority interests and shareholders’ equity	$1,131,003	$1,034,210

See accompanying notes

Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$12,086	$10,678	$23,419	$20,815
Interest on deposits with other financial institutions	3	3	5	5
Interest on investments held to maturity:
Taxable	714	968	1,480	1,895
Non-taxable	55	55	110	110
Interest on investments available for sale:
Taxable	2,319	2,526	4,495	4,998
Non-taxable	273	273	545	545
Interest on federal funds sold	51	87	90	99
Total interest income	15,501	14,590	30,144	28,467

Interest expense:
Interest on negotiable orders of withdrawal	14	58	28	112
Interest on savings deposits	643	859	1,223	1,690
Interest on time deposits, under $100,000	1,104	1,345	2,224	2,884
Interest on time, $100,000 and over	1,061	1,169	2,050	2,348
Interest on other borrowings	1,193	1,226	2,344	2,174
Total interest expense	4,015	4,657	7,869	9,208

Net interest income	11,486	9,933	22,275	19,259
Provision for loan losses	482	1,451	1,153	2,231
Net interest income after provision for loan losses	11,004	8,482	21,122	17,028

Noninterest income:
Service charges on deposit accounts	1,357	1,279	2,634	2,406
Other	1,039	851	2,088	1,503
Total noninterest income	2,396	2,130	4,722	3,909

Noninterest Expense:
Salaries and related benefits	4,934	3,839	9,437	7,783
Equipment	702	571	1,461	1,420
Premises and occupancy	712	704	1,382	1,140
Professional fees	484	317	758	570
Marketing	248	219	508	407
Intangible amortization	170	170	340	340
Supplies	197	171	432	357
Dividend Expense on Capital Securities	153	152	306	306
Other	1,391	1,370	2,880	2,615
Total noninterest expense	8,991	7,513	17,504	14,938

Income before income taxes	4,409	3,099	8,340	5,999
Provision for income taxes	1,014	715	1,918	1,391
Net income	$3,395	$2,384	$6,422	$4,608
Comprehensive Income:
Unrealized (loss) gain on securities arising during the period, net	(237)	1,617	(592)	231
Comprehensive income	$3,158	$4,001	$5,830	$4,839

Basic earnings per share	$0.61	$0.43	$1.15	$0.84
Diluted earnings per share	$0.59	$0.42	$1.11	$0.81

See accompanying notes

Capital Corp of the West
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

(Amounts in thousands)	Common Stock		Retained earnings	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amounts

Balance, December 31, 2002	5,325	$46,436	$27,824	$2,909	$77,169

Exercise of stock options	13	151	—	—	151

Net Change in fair market value of investment securities and swaps, net of tax benefit of $358	—	—	—	(592)	(592)

5% stock dividend, including cash payment for fractional shares	266	6,632	(6,646)		(14)

Net income	—	—	6,422	—	6,422

Balance, June 30, 2003	5,604	$53,219	$27,600	$2,317	$83,136

See accompanying notes

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	6 months ended June 30, 2003	6 months ended June 30, 2002
Operating activities:
Net income	$6,422	$4,608
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	1,153	2,231
Depreciation, amortization and accretion, net	2,361	1,829
Net increase in interest receivable & other assets	(6,858)	(1,100)
Net increase in deferred loan fees	495	347
Net increase (decrease) in accrued interest payable & other liabilities	950	(5,331)
Net cash provided by operating activities	4,523	2,584

Investing activities:
Investment securities purchases	(96,349)	(56,227)
Proceeds from maturities of investment securities	55,865	25,727
Proceeds from sales of available for sale securities	231	6,969
Net increase in time deposits in other financial institutions	(100)	—
Proceeds from sales of loans	2,497	1,633
Net increase in loans	(64,078)	(54,002)
Purchase of premises and equipment	(2,019)	(1,769)
Purchase of subsidiary	—	(520)
Net cash used in investing activities	(103,953)	(78,189)

Financing activities:
Net increase in demand, NOW and savings deposits	59,612	22,438
Net increase in certificates of deposit	48,112	18,804
Net (repayments) proceeds from other borrowings	(17,848)	39,922
Issuance of shares pursuant to 401K and ESOP plans	—	387
Exercise of stock options	151	458
Cash in lieu fractional shares from stock dividend	(14)	(12)
Net cash provided by financing activities	90,013	81,997

Net (decrease) increase in cash and cash equivalents	(9,417)	6,392

Cash and cash equivalents at beginning of period	73,183	49,288
Cash and cash equivalents at end of period	$63,766	$55,680

Cash paid during the quarter:
Interest paid	$7,782	$7,107
Income tax payments	2,750	1,775
Supplemental disclosure of noncash investing and financing activities:
Investment securities unrealized losses and swaps, net of tax	(592)	231
Transfer of securities from available for sale to held to matrity	24,557	—

See accompanying notes

Capital Corp of the West
Notes to Consolidated Financial Statements
June 30, 2003 and December 31, 2002
(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995.  On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”).  During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, 10,000,000 shares of Authorized Preferred Stock, and 6,000,000 of Trust Preferred 10.20% Capital Securities which have a liquidation amount of $1,000 per capital security.  As of June 30, 2003 there were 5,604,309 common shares outstanding, held of record by approximately 1,700 shareholders.  There were no preferred shares outstanding at June 30, 2003.  The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”), and County Investment Trust (“REIT”).  CAA is currently inactive.  On April 26, 2002, the Company entered into an agreement to purchase Regency Investment Advisors, Inc (“RIA”).  The purchase of RIA was completed during the second quarter, 2002.  The Company has two other wholly owned subsidiaries, County Statutory Trust (“Trust”), and Capital West Group, Inc.  The Trust is used in connection with the Capital Securities that have been issued by the Company.  Capital West Group, Inc. is currently inactive.  All references herein to the “Company” include the Company, the Company’s subsidiaries, the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

GENERAL - BANK

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation.  The Bank commenced operations on December 22, 1977.  In November 1992, the Bank changed its legal name to County Bank.  The Bank’s securities consist of one class of Common Stock, no par value and is wholly owned by the Company.  The Bank’s deposits are insured under the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits stated therein.  The Bank is a member of the Federal Reserve System.

INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus and Tuolomne counties.  The Bank has nineteen full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Dos Palos, Hilmar, Livingston, Los Banos, Madera, Mariposa, San Francisco, Sonora, Stockton, two offices in Modesto, three in Fresno and two offices in Turlock.  The Bank’s administrative headquarters also provides accommodations for the activities of Merced Area Investment & Development (“MAID”), the Bank’s wholly owned real estate subsidiary.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at June 30, 2003 and December 2002 and the results of operations for the three and six month periods ended June 30, 2003 and 2002, and the statements of cash flows for the six months ended June 30, 2003 and 2002 have been included.  Earnings per share have been adjusted to reflect the affect of the 5% stock dividend that was paid April 25, 2003 to shareholders of record on April 1, 2003.  The interim results for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on From 10-K for the year ended December 31, 2002.

The accompanying unaudited financial statements have been prepared on a basis consistent with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

EARNINGS PER SHARE

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

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and six month periods ended June 30, 2003 and 2002:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002

Basic EPS computation:
Net income	$3,395	$2,384	$6,422	$4,608
Average common shares outstanding	5,602	5,543	5,597	5,500
Basic EPS	$0.61	$0.43	$1.15	$0.84

Diluted EPS Computations:
Net income	$3,395	$2,384	$6,422	$4,608
Average common shares outstanding	5,602	5,543	5,597	5,500
Effect of stock options	196	157	190	162
	5,798	5,700	5,787	5,662
Diluted EPS	$0.59	$0.42	$1.11	$0.81

INTANGIBLE ASSETS

The Company has intangible assets consisting of core deposit premiums and goodwill.  Core deposit premiums are amortized using an accelerated method over a period of ten years.  Intangible assets related to goodwill are no longer amortized after December 31, 2001 but will be reviewed for potential impairment.  Management has determined there was no impairment of goodwill as of December 31, 2002.  Additionally, there have been no events that have occurred during the first six months of 2003 that would require another assessment.  As of June 30, 2003 and December 31, 2002, the Company had unamortized core deposit premiums of $1,057,000 and $1,390,000, respectively.  Amortization of core deposit premiums and other intangibles was $170,000 during the second quarter of 2003 and 2002 and $340,000 for the six months ended June 30, 2003 and 2002.  Core deposit premiums and other intangibles are scheduled to amortize at a rate of approximately $170,000 per quarter through the quarter ended September 30, 2004 and at a rate of $47,000 during the fourth quarter of 2004.  Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and from the purchase of three branches from Bank of America in December, 1997, respectively.

STOCK COMPENSATION

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

Had compensation cost for the Company’s option plans been determined in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands except per share amounts)	2003	2002	2003	2002

Net income:
As reported	$3,395	$2,384	$6,422	$4,608
Pro forma	$3,282	$2,260	$6,134	$4,364

Basic earnings per share:
As reported	$0.61	$0.43	$1.15	$0.84
Pro forma	$0.59	$0.41	$1.10	$0.82

Diluted earnings per share:
As reported	$0.59	$0.42	$1.11	$0.81
Pro forma	$0.57	$0.40	$1.06	$0.79

Stock-based employee compensation cost included in salaries and related benefits:
As reported	$—	$—	$—	$—
Pro forma	$118	$130	$296	$256

Stock-based employee compensation cost, net of related tax effects, included in net income:
As reported	$—	$—	$—	$—
Pro forma	$113	$124	$288	$244

SUBSEQUENT EVENT

During June, 2003, the Bank signed a tentative agreement to enter into a sale-leaseback arrangement involving a single branch premise property located on Geer Road in Turlock, California.  The arrangement is contingent on the buyer obtaining the necessary financing and depositing into escrow sufficient cash deposits to complete the transaction.  Management intends to move the branch’s operation into a larger facility nearby.  The sales price was determined by recent comparable real estate sales transactions, an independent appraisal, and in the opinion of management, was priced at market value.  The leaseback period is for twelve months, with lease payments comparable with similar properties for lease in the area.  The leaseback period coincides with the expected availability of the larger replacement facility.  The agreed upon sales price is expected to produce a pretax loss of approximately $275,000 that will be recorded in the third quarter of 2003.

PROSPECTIVE ACCOUNTING PRONOUNCEMETS

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, consolidated financial statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003.  Management does not expect this Interpretation to have a material impact to the consolidated financial statements.

In May of 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted.  Management does not expect this Statement to have a material impact to the consolidated financial statements other than the reclassification of Capital Securities and minority interests as a component of total liabilities and the related dividend expense to be classified as interest expense on a prospective basis beginning July 1,

2003.

Item 2.           Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations.  Many possible events or factors could affect the future financial results and performance of the company.  This could cause results or performance to differ materially from those expressed in our forward-looking statements.  Words such as “expects”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

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

Results Of Operations

Three and Six Months Ended June 30, 2003 Compared With Three and Six Months Ended June 30, 2002

Overview.  For the three and six months ended June 30, 2003 the Company reported record net income of $3,395,000 and $6,422,000.  This compares to $2,384,000 and $4,608,000 for the same periods in 2002 and represents an increase of $1,011,000 and $1,814,000 or 42% and 39%.  Basic earnings per share were $.61 and $1.15 for the three and six months ended June 30, 2003.  Fully diluted earnings per share were $.59 and $1.11 for the three and six months ended June 30, 2003.  This compares to basic and fully diluted earnings per share of $.43 and $.42 for the three months and $.84 and $.81 for the six months ended June 30, 2002 and represents an increase of $0.18 and $0.17 per share for basic and fully diluted earnings per share for the three months and $.31 and $.30 per share for the six months ended June 30, 2003.  The basic and fully diluted earnings per share reflect the 5% stock dividend paid in April, 2003.  The annualized return on average assets was 1.24% and 1.22% for the first three and six months of 2003 which compares with 1.01% for both the three and six months ended June 30, 2002.  The Company’s annualized return on average equity was 16.61% and 16.00% for the three and six months ended June 30, 2003 which compares with 14.10% and 13.87% for the same periods in 2002.  The increased return on assets and increased return on equity were primarily achieved through an increase in interest earning assets and a reduction in the provision for loan losses.

Net Interest Income.  The Company’s primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three and six months ended June 30, 2003 rose 16% during both time periods to a total of $11,486,000 and $22,275,000 and represented an increase of $1,553,000 and $3,016,000 when compared to the $9,933,000 and $19,259,000 achieved during the three and six months ended June 30, 2002.

Total interest and fees on earning assets were $15,501,000 and $30,144,000 for the three and six months ended June 30, 2003, rising 6% during both time periods or $911,000 and $1,677,000 when compared to the $14,590,000 and $28,467,000 achieved during the three and six months ended June 30, 2002.  Total interest income is affected by changes in volume of and rates earned on interest-earning assets.  Interest-earning assets consist primarily of loans, investment securities and federal funds sold.  The increase in total interest income for the three and six months ended June 30, 2003 was primarily the result of an increase in volume of interest earning assets.  Average interest-earning assets for the three and six months ended June 30, 2003 were $1,017,352,000 and $976,310,000 compared with $876,327,000 and $843,946,000 for the three and six months ended June 30, 2002, an increase of $141,025,000 and $132,364,000 or 16% during both time periods.

In June, 2003, state and municipal debt securities with a market value of $26,204,000 were transferred from the available for sale portfolio to the held to maturity portfolio at market value.  The Company made the decision based on management’s to hold these securities to maturity.  The unrealized holding gain at the date of transfer is reported as a separate component of shareholder’s equity, amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a premium or discount.

Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities.  Interest-bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $4,015,000 and $7,869,000 for the three and six months ended June 30, 2003, compared with $4,657,000 and $9,208,000 for the three and six months ended June 30, 2002, a decrease of $642,000 and $1,339,000 or 14% and 15%. This decrease was primarily the result of a decrease in the interest rate paid on interest-bearing liabilities. Average interest-bearing liabilities were $850,587,000 and $810,178,000 for the three and six months ended June 30, 2003 compared with $741,766,000 and $714,701,000 for the same three and six months in 2002, an increase of 108,821,000 and $95,477,000 or 15% and 13%.  Average interest rates paid on interest-bearing liabilities were 1.89% and 1.96% for the three and six months ended June 30, 2003 compared with 2.52% and 2.60% for the same three and six months of 2002, a decrease in interest rates paid of 63 and 64 basis points or 25% for both periods.

The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets, accomplished by increasing the loan and deposit production of existing facilities and the addition of one new retail banking facility in Fresno, California.

The Company’s taxable equivalent net interest margin, the ratio of net interest income to average interest-earning assets, was 4.58% and 4.66% for the three and six months ended June 30, 2003 compared with 4.61% and 4.67% for the same periods in 2002.  Net interest margin provides a measurement of the Company’s ability to employ funds profitably during the period being measured.  The Company’s decrease in net interest margin was primarily attributable to a drop in overall yields that was partially offset by an increase in volume in earning assets.  Loans as a percentage of average interest-earning assets increased to 66% and 67% for the three and six months ended June 30, 2003 compared with 64% and 65% for the three and six months ended June 30, 2002.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended June 30, 2003			Three months ended June 30, 2002
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$16,945	$51	1.21%	$20,576	$87	1.70%
Time deposits at other financial institutions	600	3	2.01	500	3	2.41
Taxable investment securities (1)	294,620	3,065	4.17	264,050	3,525	5.35
Nontaxable investment securities (1)	29,139	433	5.96	28,946	429	5.94
Loans, gross: (2)	676,048	12,086	7.17	562,255	10,678	7.62
Total interest-earning assets:	1,017,352	15,638	6.17	876,327	14,722	6.81
Allowance for loan losses	(12,845)			(10,655)
Cash and due from banks	34,589			28,337
Premises and equipment, net	15,261			13,044
Interest receivable and other assets	42,167			38,721
Total assets	$1,096,524			$945,774

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$117,697	$14	0.05	$101,901	$58	0.23
Savings deposits	247,854	643	1.04	217,504	859	1.58
Time deposits	350,961	2,165	2.47	304,922	2,514	3.31
Other borrowings	134,075	1,193	3.57	117,439	1,226	4.19
Total interest-bearing liabilities	850,587	4,015	1.89	741,766	4,657	2.52

Noninterest-bearing deposits	152,415			124,917
Accrued interest, taxes and other liabilities	5,792			5,461
Total liabilities	1,008,794			872,144

Capital Securities and other minority interests	6,000			6,000

Total shareholders’ equity	81,730			67,630
Total liabilities and shareholders’ equity	$1,096,524			$945,774

Net interest income and margin (3)		$11,623	4.58%		$10,065	4.61%

(1)                                  Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $105,000 and $101,000 for the three months ended June 30, 2003 and 2002, respectively.  Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $32,000 and $31,000 for the three months ended June 30, 2003 and 2002, respectively.

(2)                                  Amounts of interest earned includes loan fees of $739,000 and $477,000 for the three months ended June 30, 2003 and 2002, respectively.

(3)                                  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Six months ended June 30, 2003			Six months ended June 30, 2002
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$15,157	$90	1.20%	$11,755	$99	1.70%
Time deposits at other financial institutions	580	5	1.74	500	5	2.02
Taxable investment securities (1)	275,867	6,042	4.42	256,416	6,969	5.48
Nontaxable investment securities (1)	29,024	867	6.02	28,951	857	5.97
Loans, gross: (2)	655,682	23,419	7.20	546,324	20,815	7.68
Total interest-earning assets:	976,310	30,423	6.28	843,946	28,745	6.77
Allowance for loan losses	(12,619)			(10,351)
Cash and due from banks	33,588			28,214
Premises and equipment, net	14,805			13,086
Interest receivable and other assets	40,562			38,698
Total assets	$1,052,646			$913,593

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$117,606	$28	0.05	$99,771	$112	0.23
Savings deposits	236,040	1,223	1.04	213,989	1,690	1.59
Time deposits	333,255	4,274	2.59	294,715	5,232	3.58
Other borrowings	123,277	2,344	3.83	106,226	2,174	4.13
Total interest-bearing liabilities	810,178	7,869	1.96	714,701	9,208	2.60

Noninterest-bearing deposits	150,432			120,760
Accrued interest, taxes and other liabilities	5,763			5,701
Total liabilities	966,373			841,162

Capital Securities and other minority interests	6,000			6,000

Total shareholders’ equity	80,273			66,431
Total liabilities and shareholders’ equity	$1,052,646			$913,593

Net interest income and margin (3)		$22,554	4.66%		$19,537	4.67%

(1)                                  Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $212,000 and $202,000 for  the six months ended June 30, 2003 and 2002, respectively.  Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $67,000 and $76,000 for the six months ended June 30, 2003 and 2002, respectively.

(2)                                  Amounts of interest earned includes loan fees of $1,100,000 and $695,000 for the six months ended June 30, 2003 and 2002, respectively.

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

Net Interest Income Variance Analysis:

	Three months ended June 30, 2003 compared to June 30, 2002
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$(3)	$(33)	$(36)
Time deposits at other financial institutions	1	(1)	—
Taxable investment securities	670	(1,130)	(460)
Tax-exempt investment securities	2	2	4
Loans	2,065	(657)	1,408
Total:	$2,735	$(1,819)	$916

Increase (decrease) in interest expense:
Interest bearing demand	$8	$(52)	$(44)
Savings deposits	108	(324)	(216)
Time deposits	345	(694)	(349)
Other borrowings	162	(195)	(33)
Total:	$623	$(1,265)	$(642)

Increase (decrease) in net interest income	$2,112	$(554)	$1,558

	Six months ended June 30, 2003 compared to June 30, 2002
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$54	$(63)	$(9)
Time deposits at other financial institutions	1	(1)	—
Taxable investment securities	1,273	(2,200)	(927)
Tax-exempt investment securities	2	8	10
Loans	5,985	(3,381)	2,604
Total:	$7,315	$(5,637)	$1,678

Increase (decrease) in interest expense:
Interest bearing demand	$50	$(134)	$(84)
Savings deposits	433	(900)	(467)
Time deposits	1,569	(2,527)	(958)
Other borrowings	549	(379)	170
Total:	$2,601	$(3,940)	$(1,339)

Increase (decrease) in net interest income	$4,714	$(1,697)	$3,017

Provision For Loan Losses.  The provision for loan losses for the three and six months ended June 30, 2003 was $482,000 and $1,153,000 compared with $1,451,000 and $2,231,000 for the three and six months ended June 30, 2002, a decrease of $969,000 and $1,078,000 or 67% and 48%.  See “Allowance for Loan Losses” contained herein.  As of June 30, 2003 the allowance for loan losses was $12,626,000 or 1.82% of total loans which compares to the allowance for loan losses of $12,134,000 or 1.91% of total loans as of December 31, 2002.  At June 30, 2003, nonperforming assets totaled $1,466,000 or 0.13% of total assets, nonperforming loans totaled $1,406,000 or 0.20% of total loans and the allowance for loan losses totaled 899% of nonperforming loans.  At December 31, 2002, nonperforming assets totaled $2,443,000 or 0.24% of total assets, nonperforming loans totaled $2,383,000 or 0.38% of total loans and the allowance for loan losses totaled 509% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Noninterest Income.  Noninterest income increased by $266,000 and $813,000 or 12% and 21% to $2,396,000 and $4,722,000 for the three and six months ended June 30, 2003 compared with $2,130,000 and $3,909,000 for the same periods during 2002.  Service charges on deposit accounts increased by $78,000 and $228,000 or 6% and 9% to $1,357,000 and $2,634,000 for the three and six months ended June 30, 2003 compared with $1,279,000 and $2,406,000 achieved during for the same period in 2002.  The increase in fees is the result of increased customer use of existing fee based products.  Other income increased by $188,000 and $585,000 or 22% and 39% for the three and six month periods ended June 30, 2003 when compared to the same periods in 2002.  The primary source of this increased other income is the sale of the consumer credit card portfolio in March, 2003 for a gain of $82,000, the gain on sale of foreclosure property with a book basis of $0 for an $81,000 gain, and the $126,000 and $253,000 in fees generated by Regency Investment Advisors, Incorporated for the three and six months ended June 30, 2003.  Regency Investment Advisors, Incorporated was acquired in June, 2002.

Noninterest Expense.  Noninterest expenses increased by $1,478,000 and $2,566,000 or 20% and 17% to $8,991,000 and $17,504,000 for the three and six months ended June 30, 2003 compared with the $7,513,000 and $14,938,000 recorded during for the same periods in 2002.  The primary components of noninterest expenses were salaries and employee benefits, premises and occupancy expense, equipment expense, professional fees, marketing expense, supplies expense and other operating expenses.

For the three and six months ended June 30, 2003, salaries and related benefits increased by $1,095,000 and $1,654,000 or 29% and 21% to $4,934,000 and $9,437,000 from the $3,839,000 and $7,783,000 recorded for the same period in 2002. The salary expense increase was primarily the result of normal salary progression and incentive bonus payments.  Equipment expense increased by $131,000 and $41,000 or 23% and 3% to $702,000 and $1,461,000 for the three and six months ended June 30, 2003 from the $571,000 and $1,420,000 recorded during the same periods in 2002.  The increased equipment costs were related to branch equipment upgrades and increased technology spending.  Premises and occupancy expenses increased by $8,000 and $242,00 to $712,000 and $1,382,000 for the three and six months ended June 30, 2003 from $704,000 and $1,140,000 during the same periods in 2002.  The primary reason for the increase in occupancy costs in 2003 is related to retrofit charges for branch facilities in Atwater, Fresno, and Merced, and the addition of a new retail banking facility in Fresno.  When comparing the results of the three and six months ended June 30, 2003 to three and six months ended June 30, 2002, professional fees increased by $167,000 and $188,000 or 53% and 33%, marketing expenses increased by $29,000 and $101,000 or 13% and 25%, goodwill and intangible amortization expense were constant at $170,000 and $340,000, supplies expense increased by $26,000 and $75,000 or 15% and 21%, dividend expense on Capital Securities increased $1,000 for the three months ended June 30, 2003 and remained constant for the six months ended June 30, 2003 and 2002 and other expenses increased $21,000 and $265,000 or 2% and 10% from 2002 levels. Increased professional fees in 2003 were the result of an increased use of consultants used to identify new business profitability strategies and potential business combinations.  The increased other expenses were the result of increased telephone and networking costs related to Company growth during the period.

Provision For Income Taxes.  The Company recorded an increase in the income tax provision of $299,000 and $527,000 or 42% and 38% to $1,014,000 and $1,918,000 for the three and six months ended June 30, 2003 compared to $715,000 and $1,391,000 recorded for the same period in 2002.  During the three and six months ended June 30, 2003 and 2002, the Company achieved an effective tax rate of 23%.  The effective tax rate was constant, with the increase in provision for income taxes caused primarily by a volume increase in pretax income.  Effective tax rates below statutory tax rate levels have been achieved primarily through the continued utilization of a real estate investment trust established during the fourth quarter of 2001 that provides the Company with a means to potentially generate future additional capital for the Bank as well as to currently reduce state income tax expense.

Financial Condition

Total assets at June 30, 2003 were $1,131,003,000, an increase of $96,793,000 or 9% compared with total assets of $1,034,210,000 at December 31, 2002.  Net loans were $681,209,000 at June 30, 2003, an increase of $59,570,000 or 10% compared with net loans of $621,639,000 at December 31, 2002.  Deposits were $942,103,000 at June 30, 2003, an increase of $107,724,000 or 13% compared with deposits of $834,379,000 at December 31, 2002.  The increase in total assets of the Company between December 31, 2002 and June 30, 2003 was primarily the result of an increase in savings and certificate deposits that were obtained to fund additional purchases of interest earning assets.

Total shareholders’ equity was $83,136,000 at June 30, 2003, an increase of $5,967,000 or 8% from the $77,169,000 at December 31, 2002. The growth in shareholders’ equity between December 31, 2002 and June 30, 2003 was achieved through the retention of accumulated earnings which was partially offset by a decline in other comprehensive income.  Other comprehensive income consists of changes in the fair market value compared to book value of available for sale investment securities and valuation changes in the Bank’s interest rate swap, net of estimated federal and state income taxes.

Off-Balance Sheet Commitments.  The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	June 30, 2003	December 31, 2002

Letters of credit	$9,989	$6,522
Commitments to extend credit	302,970	235,140
Total	$312,959	$241,662

Other Interest-Earning Assets.  The following table relates to the cash surrender value of life insurance policies that are carried in other assets at the dates indicated.  The insurance polices are associated with a salary continuation plan for the Company’s executive management and deferred retirement benefits for participating board members.  The plan is informally linked with universal life insurance policies for the salary continuation plan.  Income from these policies is reflected in noninterest income.

(Dollars in thousands)	At June 30, 2003	At December 31, 2002

Cash surrender value of life insurance	$20,706	$17,240

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

The following table summarizes nonperforming assets of the Company at June 30, 2003 and December 31, 2002:

(Dollars in thousands)	June 30, 2003	December 31, 2002

Nonaccrual loans	$1,370	$2,381
Accruing loans past due 90 days or more	36	2
Total nonperforming loans	1,406	2,383
Other real estate owned	60	60
Total nonperforming assets	$1,466	$2,443

Nonperforming loans to total loans	0.20%	0.38%
Nonperforming assets to total assets	0.13%	0.24%

Contractual accrued interest income on loans on nonaccrual status as of June 30, 2003 and 2002, that would have been recognized if the loans had been current in accordance with their original terms was approximately $39,000 and $129,000, respectively.

At June 30, 2003, nonperforming assets represented .13% of total assets, a decrease of 11 basis points when compared to the .24% at December 31, 2002.  Nonperforming loans represented ..20% of total loans at June 30, 2003, a decrease of 18 basis points compared to the .38% at December 31, 2002.  Nonperforming loans that were secured by first deeds of trust on real property were $0 at June 30, 2003 and December 31, 2002.   Other forms of collateral such as inventory and equipment secured the nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

The decrease in nonperforming loans and nonperforming assets as of June 30, 2003 compared with their levels as of December 31, 2002, was due to a slight decrease in the nonperforming agricultural segment of the loan portfolio.

At June 30, 2003 and December 31, 2002, the Company had $60,000 invested in one property, respectively, that had been acquired through foreclosure.  The property was carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses.  The Company expects to sell most of these properties within a twelve month period.  During the first quarter of 2003, one foreclosure property was acquired and sold for $81,000 that had no assigned book value for a gain on sale of $81,000.  No assurance can be given that the Company will sell the remaining property during 2003 or at any time or the amount for which the property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At June 30, 2003 and December 31, 2002, impaired loans were measured based on the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Impaired loans at June 30, 2003 were $1,406,000 for which the Company made provisions to the allowance for loan losses of approximately $247,000.

Except for loans that are disclosed above, there were no assets as of June 30, 2003, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company’s loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the six months ended June 30, 2003 and 2002, and for the year ended December 31, 2002.

	June 30		December 31
	2003	2002	2002
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$12,134	$9,743	$9,743
Provision for loan losses	1,153	2,231	4,151
Charge-offs:
Commercial and agricultural	476	572	1,504
Consumer	493	560	1,085
Total charge-offs	969	1,132	2,589
Recoveries
Commercial and agricultural	88	133	233
Consumer	220	186	596
Total recoveries	308	419	829
Net charge-offs	661	713	1,760
Balance at end of period	$12,626	$11,261	$12,134

Loans outstanding at period-end	$693,835	$583,625	$633,733
Average loans outstanding	$655,682	$546,324	$576,156

Annualized net charge-offs to average loans	0.20%	0.26%	0.31%
Allowance for loan losses
To total loans	1.82%	1.93%	1.91%
To nonperforming assets	898.51%	165.97%	496.56%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off.  The Company recorded a provision for loan losses of $482,000 and $1,153,000 for the three and six months ended June 30, 2003 compared with 1,451,000 and $2,231,000 during the same periods of 2002. The decrease in loan loss provision during the first six months of 2003 was recorded to coincide with the lower level of charge-offs experienced and reduced nonperforming loan levels during the first six months of 2003 when compared to the same period in 2002.  The Company’s charge-offs, net of recoveries, were $661,000 for the six months ended June 30, 2003 compared with $713,000 for the same six months in 2002.  The decrease in net charge-offs for the first six months of 2003 was primarily due to decreased charge-offs that occurred within the commercial and agricultural segment and increased recoveries within the consumer loan segment of the loan portfolio.

As of June 30, 2003, the allowance for loan losses was $12,626,000 or 1.82% of total loans outstanding, compared with $12,134,000 or 1.91% of total loans outstanding as of December 31, 2002 and $11,261,000 or 1.93% of total loans outstanding as of June 30, 2002.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold.  The Company’s liquid assets totaled $305,266,000 and $305,075,000 on June 30, 2003 and December 31, 2002, respectively, and constituted 27% and 29% of total assets on those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total pledged securities were $285,672,000 at June 30, 2003 compared with $193,962,000 at December 31, 2002.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bank, Union Bank of California, Wells Fargo

Bank and First Tennessee Bank aggregating $192,872,000 of which $86,663,000 was outstanding as of June 30, 2003 and $100,841,000 was outstanding as of December 31, 2002. The increase in borrowings outstanding during the first quarter of 2003 produced an inflow of funds that were used to purchase additional investment securities.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company’s liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

Capital Resources.  Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the Company has been internally generated capital through retained earnings.  The Company’s shareholders’ equity increased by $5,967,000 or 7.7% from December 31, 2002 to June 30, 2003.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Management believes, as of June 30, 2003, that the Company and the Bank met all applicable capital requirements.  The Company’s leverage capital ratio at June 30, 2003 was 7.53% as compared with 7.68% as of December 31, 2002.  The Company’s total risk based capital ratio at June 30, 2003 was 10.52% as compared to 10.74% as of December 31, 2002.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of June 30, 2003 and were summarized as follows:

Dollars in thousands	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
As of June 30, 2003
Total capital (to risk weighted assets)	$93,409	10.52%	$71,010	8.0%	$88,763	10.0%
Tier 1 capital (to risk weighted assets)	82,488	9.27	35,505	4.0	53,258	6.0
Leverage ratio*	82,488	7.53	43,742	4.0	54,680	5.0

The Bank:
As of June 30, 2003
Total capital (to risk weighted assets)	$91,762	10.38%	$70,741	8.0%	$88,426	10.0%
Tier 1 capital (to risk weighted assets)	80,689	9.13	35,370	4.0	53,056	6.0
Leverage ratio*	80,689	7.39	43,682	4.0	54,603	5.0

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

Deposits.  Deposits are the Company’s primary source of funds.  At June 30, 2003, the Company had a deposit mix of 30% in savings deposits, 40% in time deposits, 12% in interest-bearing checking accounts and 18% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At June 30, 2003, the Company had brokered deposits of $54,272,000.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2003 and December 31, 2002 are summarized as follows:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)

Three months or less	$42,004	$69,661
Over three to six months	70,626	38,863
Over six to twelve months	57,137	23,319
Over twelve months	30,461	28,872
Total	$200,228	$160,715

Borrowed Funds

The decrease in other borrowings during the second quarter of 2003 was primarily due to the payment at maturity of short-term FHLB borrowings funded by new savings and certificate of deposit inflows from public agencies and water districts.

Return on Equity and Assets

	Three months ended June 30 2003	Three months ended June 30 2002	Year ended December 31 2002

Annualized return on average assets	1.24%	1.01%	1.09%
Annualized return on average equity	16.61%	14.10%	14.94%
Average equity to average assets	7.63%	7.27%	7.29%

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

It is the opinion of management there has been no material change in the Company’s market risk during the six months ended June 30, 2003 when compared to the level of market risk at December 31, 2002.  If interest rates were to suddenly and materially fall from levels experienced during the second quarter of 2003, the Company could become susceptible to an increased level of market risk.

Item 4.         Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a — b under the Securities Exchange Act of 1934.

Based on their review of our disclosure controls and procedures, the principal executive officer and principal financial officer have concluded our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Changes In Internal Controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of our disclosure controls and procedures described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

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

None.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Securities Holders.

(a.)                               Annual Meeting was held April 16, 2003.  The number of shares represented in person or by proxy and constituting a quorum was 4,095,790 which equaled approximately 73% of the shares outstanding.

(b.)	Election of directors	Votes For	Votes Withheld
	Dorothy L. Bizzini	4,054.238	41,552
	Jerry E. Callister	4,085,889	9,901
	Gerald L. Tahajian	4,088,802	6,988

Item 5.                                                           Other Information.

None

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

*
11	Statement Regarding the Computation of Earnings Per Share is incorporated herein by reference from Note 1 of the Company’s Consolidated Financial Statements.
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes management contract or compensatory plan arrangement.

The exhibit list is incorporated by reference to the exhibit index in this report.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST
(Registrant)

Date: August 12, 2003	By	/s/	Thomas T. Hawker
Thomas T. Hawker President and Chief Executive Officer

Date: August 12, 2003	By	/s/	R. Dale McKinney
R. Dale McKinney Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350