Form 10-Q
period 2003-09-30
CAPITAL CORP OF THE WEST
filed 2003-11-14
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2003
or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of November 6, 2003 was 5,631,887.

Capital Corp of the West

Capital Corp of the West

Consolidated Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$40,540	$46,628
Federal funds sold	28,290	26,555
Time deposits at other financial institutions	350	500
Investment securities available for sale, at fair value	237,114	231,392
Investment securities held to maturity at cost, fair value of $89,380 and $57,905 at September 30, 2003 and December 31, 2002	89,480	55,628
Loans, net of allowance for loan losses of $13,177 and $12,134 at September 30, 2003 and December 31, 2002	708,745	621,639
Interest receivable	5,378	5,532
Premises and equipment, net	14,429	13,942
Intangible assets	2,815	3,325
Other assets	35,250	29,069

Total assets	$1,162,391	$1,034,210

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$172,945	$164,852
Negotiable orders of withdrawal	125,076	120,449
Savings	308,254	223,404
Time, under $100,000	175,060	164,959
Time, $100,000 and over	193,497	160,715
Total deposits	974,832	834,379

Borrowed funds	90,235	110,204
Accrued interest, taxes and other liabilities	5,711	6,458
Total liabilities	1,070,778	951,041

Capital Securities	6,000	6,000

Preferred Stock, no par value; 10,000,000 shares authorized; None outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,619,770 and 5,591,336 issued & outstanding at September 30, 2003 and December 31, 2002	53,436	46,436
Retained earnings	31,228	27,824
Accumulated other comprehensive income	949	2,909

Total shareholders’ equity	85,613	77,169

Total liabilities, Capital Securities and shareholders’ equity	$1,162,391	$1,034,210

See accompanying notes to consolidated financial statements

Capital Corp of the West

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$12,735	$11,292	$36,154	$32,107
Interest on deposits with other financial institutions	2	3	7	8
Interest on investments held to maturity:
Taxable	621	846	2,101	2,741
Non-taxable	328	55	438	165
Interest on investments available for sale:
Taxable	2,271	2,697	6,766	7,695
Non-taxable	—	272	545	817
Interest on federal funds sold	95	127	185	226
Total interest income	16,052	15,292	46,196	43,759

Interest expense:
Interest on negotiable orders of withdrawal	14	47	42	159
Interest on savings deposits	728	787	1,951	2,477
Interest on time deposits, under $100,000	1,127	1,416	3,351	4,300
Interest on time, $100,000 and over	1,103	1,229	3,153	3,577
Interest on other borrowings	1,012	1,237	3,356	3,411
Total interest expense	3,984	4,716	11,853	13,924

Net interest income	12,068	10,576	34,343	29,835
Provision for loan losses	751	1,190	1,904	3,421
Net interest income after provision for loan losses	11,317	9,386	32,439	26,414

Noninterest income:
Service charges on deposit accounts	1,430	1,326	4,064	3,732
Other	1,114	960	3,202	2,463
Total noninterest income	2,544	2,286	7,266	6,195

Noninterest Expense:
Salaries and related benefits	4,742	4,232	14,179	12,015
Equipment	875	745	2,336	2,165
Premises and occupancy	727	676	2,109	1,816
Professional fees	310	322	1,068	892
Marketing	208	270	716	677
Intangible amortization	170	170	510	510
Supplies	183	201	615	558
Other	1,934	1,714	5,120	4,635
Total noninterest expense	9,149	8,330	26,653	23,268

Income before income taxes	4,712	3,342	13,052	9,341
Provision for income taxes	1,084	356	3,002	1,747
Net income	$3,628	$2,986	$10,050	$7,594
Comprehensive Income:
Unrealized (loss) gain on securities and swaps arising during the period, net	(1,368)	1,199	(1,960)	1,430
Comprehensive income	$2,260	$4,185	$8,090	$9,024

Basic earnings per share	$0.65	$0.54	$1.79	$1.38
Diluted earnings per share	$0.62	$0.52	$1.73	$1.34

See accompanying notes to consolidated financial statements

Capital Corp of the West

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)	Common Stock		Retained earnings	Accumulated Other comprehensive income (loss)	Total
	Number of shares	Amounts

Balance, December 31, 2002	5,325	$46,436	$27,824	$2,909	$77,169

Exercise of stock options	28	325	—	—	325

Issuance of shares pursuant to 401K plan	1	43			43

Net Change in fair market value of investment securities and swaps, net of tax benefit of $1,307	—	—	—	(1,960)	(1,960)

5% stock dividend, including cash payment for fractional shares	266	6,632	(6,646)		(14)

Net income	—	—	10,050	—	10,050

Balance, September 30, 2003	5,620	$53,436	$31,228	$949	$85,613

See accompanying notes to consolidated financial statements

Capital Corp of the West

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	9 months ended September 30, 2003	9 months ended September 30, 2002
Operating activities:
Net income	$10,050	$7,594
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	1,904	3,421
Depreciation, amortization and accretion, net	4,069	2,827
(Gain) loss on sale of real estate owned	(81)	33
Net increase in interest receivable & other assets	(4,970)	(1,016)
Net increase in deferred loan fees	560	579
Net decrease in accrued interest payable & other liabilities	(747)	(5,691)
Net cash provided by operating activities	10,785	7,747

Investing activities:
Investment securities purchases	(167,156)	(66,311)
Proceeds from maturities of investment securities	119,196	37,724
Proceeds from sales of available for sale securities	4,034	11,057
Net decrease in time deposits in other financial institutions	150	—
Proceeds from sales of loans	3,210	1,901
Net increase in loans	(93,775)	(84,312)
Purchase of premises and equipment	(1,716)	(2,301)
Proceeds from sales of real estate owned	81	—
Purchase of subsidiary	—	(520)
Net cash used in investing activities	(135,976)	(102,762)

Financing activities:
Net increase in demand, NOW and savings deposits	97,570	29,066
Net increase in certificates of deposit	42,883	38,203
Net (repayments) proceeds from other borrowings	(19,969)	50,462
Issuance of shares pursuant to 401K and ESOP plans	43	471
Exercise of stock options	325	551
Cash in lieu fractional shares from stock dividend	(14)	(12)
Net cash provided by financing activities	120,838	118,741

Net (decrease) increase in cash and cash equivalents	(4,353)	23,726

Cash and cash equivalents at beginning of period	73,183	49,288
Cash and cash equivalents at end of period	$68,830	$73,014

Cash paid during the quarter:
Interest paid	$11,757	$13,972
Income tax payments	3,775	3,075
Supplemental disclosure of noncash investing and financing activities:
Investment securities unrealized (losses) gains and swaps, net of tax	(1,960)	1,430
Transfer of securities from available for sale to held to maturity	24,557	—

See accompanying notes to consolidated financial statements

Capital Corp of the West

Notes to Consolidated Financial Statements

September 30, 2003 and December 31, 2002

(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995.  On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”).  During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, 10,000,000 shares of Authorized Preferred Stock, and $6,000,000 of Trust Preferred 10.20% Capital Securities which have a liquidation amount of $1,000 per capital security.  As of September 30, 2003 there were 5,619,770 common shares outstanding, held of record by approximately 1,700 shareholders.  There were no preferred shares outstanding at September 30, 2003.  The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”), and County Investment Trust (“REIT”).  CAA is currently inactive.  The Company purchased Regency Investment Advisors, Incorporated (“RIA”) on June 28, 2002.  RIA performs asset management and advisory services for businesses and individuals.  The Company has two other wholly owned subsidiaries, County Statutory Trust (“Trust”), and Capital West Group, Inc.  The Trust is used in connection with the Capital Securities issued by the Company.  Capital West Group, Inc. is currently inactive.  All references herein to the “Company” include the Company, the Company’s subsidiaries, the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

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

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at September 30, 2003 and December 2002 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002, and the statements of cash flows for the nine months ended September 30, 2003 and 2002 have been included.  Earnings per share have been adjusted to reflect the affect of the 5% stock dividend that was paid April 25, 2003 to shareholders of record on April 1, 2003.  The interim results for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on From 10-K for the year ended December 31, 2002.

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

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and nine month periods ended September 30, 2003 and 2002:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002

Basic EPS computation:
Net income	$3,628	$2,986	$10,050	$7,594
Average common shares outstanding	5,610	5,568	5,602	5,522
Basic EPS	$0.65	$0.54	$1.79	$1.38

Diluted EPS Computations:
Net income	$3,628	$2,986	$10,050	$7,594
Average common shares outstanding	5,610	5,568	5,602	5,522
Effect of stock options	238	133	211	155
	5,848	5,701	5,813	5,677
Diluted EPS	$0.62	$0.52	$1.73	$1.34

INTANGIBLE ASSETS

The Company has intangible assets consisting of core deposit premiums and goodwill.  Core deposit premiums are amortized using an accelerated method over a period of ten years.  Intangible assets related to goodwill are no longer amortized after December 31, 2001 but will be reviewed for potential impairment.  Management has determined there was no impairment of goodwill as of December 31, 2002.  Additionally, there have been no events that have occurred during the first nine months of 2003 that would require another assessment.  As of September 30, 2003 and December 31, 2002, the Company had unamortized core deposit premiums of $890,000 and $1,390,000, respectively.  Amortization of core deposit premiums and other intangibles was $170,000 during the third quarter of 2003 and 2002 and $510,000 for the nine months ended September 30, 2003 and 2002.  Core deposit premiums and other intangibles are scheduled to amortize at a rate of approximately $167,000 per quarter through the quarter ended September 30, 2004, $153,000 during the fourth quarter of 2004, $11,499 for all of 2005 and the first quarter of 2006 and $11,505 during the second quarter of 2006.  Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and from the purchase of three branches from Bank of America in December, 1997, respectively.

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

Had compensation cost for the Company’s option plans been determined in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands except per share amounts)	2003	2002	2003	2002
Net income:
As reported	$3,628	$2,986	$10,050	$7,594
Pro forma	$3,446	$2,891	$9,580	$7,256

Basic earnings per share:
As reported	$0.65	$0.54	$1.79	$1.38
Pro forma	$0.61	$0.52	$1.71	$1.31

Diluted earnings per share:
As reported	$0.62	$0.52	$1.73	$1.34
Pro forma	$0.59	$0.51	$1.65	$1.28

Stock-based employee compensation cost included in salaries and related benefits:
As reported	$—	$—	$—	$—
Pro forma	$189	$101	$486	$357

Stock-based employee compensation cost, net of related tax effects, included in net income:
As reported	$—	$—	$—	$—
Pro forma	$182	$95	$470	$338

RECENT ACCOUNTING PRONOUNCEMETS

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, consolidated financial statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003 and are effective for all financial statements issued after January 31, 2003.  In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence.  This interpretation’s effective date was postponed to December 31, 2003 as the FASB is expected to propose additional modifications by that date.

In April, 2003, the FASB issued FASB No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities.  Statement No. 149 amends Statement 133 for decisions made (1), as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative.  This Statement was effective on July 1, 2003.  This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances).  The Company does have a derivative instrument in the form of a $20,000,000 notional amount interest rate swap that was entered into in the fourth quarter of 2001 and that matures on August 23, 2004.  This interest rate swap has served as an effective cash flow hedge, and this Statement did not have a material effect in the financial condition or operating results of the Company.

In May 2003, the FASB issued FASB No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides accounting guidance for the classification and recording of financial instruments that have characteristics of both liabilities and equity.  The Statement requires reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  Certain provisions of this Statement have been deferred to periods ending December 15, 2003.  The Company does not expect the application of this Statement to have a material effect on the financial statements.

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

Results Of Operations

Three and Nine Months Ended September 30, 2003 Compared With Three and Nine Months Ended September 30, 2002

Overview.  For the three and nine months ended September 30, 2003 the Company reported record net income of $3,628,000 and $10,050,000.  This compares to $2,986,000 and $7,594,000 for the same periods in 2002 and represents an increase of $642,000 and $2,456,000 or 22% and 32%.  Basic earnings per share were $.65 and $1.79 for the three and nine months ended September 30, 2003 and fully diluted earnings per share were $.62 and $1.73.  This compares to basic and fully diluted earnings per share of $.54 and $.52 for the three months and $1.38 and $1.34 for the nine months ended September 30, 2002 and represents an increase of $0.11 and $0.10 per share for basic and fully diluted earnings per share for the three months and $.41 and $.39 per share for the nine months ended September 30, 2003.  The basic and fully diluted earnings per share reflect the 5% stock dividend paid in April, 2003.  The annualized return on average assets was 1.26% and 1.23% for the three and nine months ended September 30, 2003 which compares with 1.20% and 1.08% for the three and nine months ended September 30, 2002.  The Company’s annualized return on average equity was 17.27% and 16.43% for the three and nine months ended September 30, 2003 which compares with 16.72% and 14.87% for the same periods in 2002.  The increased return on assets and increased return on equity were primarily achieved through an increase in interest earning assets and a reduction in the provision for loan losses.

Net Interest Income.  The Company’s primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three and nine months ended September 30, 2003 rose 14% and 15% to a total of $12,068,000 and $34,343,000, an increase of $1,492,000 and $4,508,000 when compared to the $10,576,000 and $29,835,000 achieved during the three and nine months ended September 30, 2002.

Total interest and fees on earning assets were $16,052,000 and $46,196,000 for the three and nine months ended September 30, 2003, rising 5% and 6% or $760,000 and $2,437,000 when compared to the $15,292,000 and $43,759,000 achieved during the three and nine months ended September 30, 2002.  Total interest income is affected by changes in volume of and rates earned on interest-earning assets.  Interest-earning assets consist primarily of loans, investment securities and federal funds sold.  The increase in total interest income for the three and nine months ended September 30, 2003 was primarily the result of an increase in volume of interest earning assets.  Average interest-earning assets for the three and nine months ended September 30, 2003 were $1,074,219,000 and $1,009,309,000 compared with $921,822,000 and $870,188,000 for the three and nine months ended September 30, 2002, an increase of $152,397,000 and $139,121,000 or 17% and 16%, respectively.

Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities.  Interest-bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $3,984,000 and $11,853,000 for the three and nine months ended September 30, 2003, compared with $4,716,000 and $13,924,000 for the three and nine months ended September 30, 2002, a decrease of $732,000 and $2,071,000 or 16% and 15% for these periods. This decrease was primarily the result of a decrease in the average interest rate paid on interest-bearing liabilities which was due to a decrease in prevailing market interest rates. Average interest-bearing liabilities were $889,912,000 and $837,045,000 for the three and nine months ended September 30, 2003 compared with $773,105,000 and $734,383,000 for the same three and nine months in 2002, an increase of $116,807,000 and $102,662,000 or 15% and 14%.  Average interest rates paid on interest-bearing liabilities were 1.80% and 1.89% for the three and nine months ended September 30, 2003 compared with 2.45% and 2.53% for the same three and nine months of 2002, a decrease in interest rates paid of 65 and 64 basis points or 27% and 25%.

The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets, accomplished by increasing the loan and deposit production of existing facilities and the addition of one new retail banking facility in Fresno, California.

The Company’s taxable equivalent net interest margin, the ratio of net interest income to average interest-earning assets, was 4.50% and 4.54% for the three and nine months ended September 30, 2003 compared with 4.66% and 4.65% for the same periods in 2002.  Net interest margin provides a measurement of the Company’s ability to employ funds profitably during the period being measured.  The Company’s decrease in net interest margin was primarily attributable to a drop in overall yields that was partially offset by an increase in volume in earning assets.  Loans as a percentage of average interest-earning assets increased to 66% and 67% for the three and nine months ended September 30, 2003 compared with 65% and 65% for the three and nine months ended September 30, 2002.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended September 30, 2003			Three months ended September 30, 2002
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$39,055	$95	0.98%	$29,802	$127	1.71%
Time deposits at other financial institutions	510	2	1.57	500	3	2.41
Taxable investment securities (1)	298,688	2,926	3.93	265,241	3,581	5.42
Nontaxable investment securities (1)	30,763	438	5.71	28,923	430	5.96
Loans, gross: (2)	705,203	12,735	7.24	597,346	11,292	7.58
Total interest-earning assets:	1,074,219	16,196	6.05	921,812	15,433	6.72
Allowance for loan losses	(12,962)			(11,750)
Cash and due from banks	35,422			32,127
Premises and equipment, net	15,238			14,085
Interest receivable and other assets	42,870			38,649
Total assets	$1,154,787			$994,923

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$123,275	$14	0.05	$102,565	$47	0.18
Savings deposits	305,228	728.96		221,130	787	1.43
Time deposits	373,908	2,230	2.39	331,509	2,645	3.20
Other borrowings	87,501	1,012	4.64	117,901	1,237	4.21
Total interest-bearing liabilities	889,912	3,984	1.80	773,105	4,716	2.45

Noninterest-bearing deposits	168,849			138,441
Accrued interest, taxes and other liabilities	5,999			5,965
Total liabilities	1,064,760			917,511

Capital Securities	6,000			6,000

Total shareholders’ equity	84,027			71,412
Total liabilities and shareholders’ equity	$1,154,787			$994,923

Net interest income and margin (3)		$12,212	4.56%		$10,717	4.66%

(1)                                  Tax-equivalent adjustments included in the nontaxable investment securities portfolio created by nontaxable investment securities interest are $110,000 and $103,000 for the three months ended September 30, 2003 and 2002, respectively.  Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $34,000 and $38,000 for the three months ended September 30, 2003 and 2002, respectively.

(2)                                  Amounts of interest earned includes loan fees of $308,000 and $155,000 for the three months ended September 30, 2003 and 2002, respectively.

(3)                                  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$23,215	$185	1.07%	$17,837	$226	1.69%
Time deposits at other financial institutions	556	7	1.68	500	8	2.14
Taxable investment securities (1)	283,558	8,968	4.23	259,389	10,550	5.44
Nontaxable investment securities (1)	29,610	1,305	5.89	28,943	1,287	5.95
Loans, gross: (2)	672,370	36,154	7.19	563,519	32,107	7.62
Total interest-earning assets:	1,009,309	46,619	6.18	870,188	44,178	6.69
Allowance for loan losses	(12,735)			(10,823)
Cash and due from banks	34,198			29,533
Premises and equipment, net	14,951			13,422
Interest receivable and other assets	41,341			38,680
Total assets	$1,087,064			$941,001

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$119,517	$42	0.05	$100,713	$159	0.21
Savings deposits	259,356	1,951	1.01	216,396	2,477	1.53
Time deposits	346,955	6,504	2.51	307,114	7,877	3.43
Other borrowings	111,217	3,356	4.03	110,160	3,411	4.14
Total interest-bearing liabilities	837,045	11,853	1.89	734,383	13,924	2.53

Noninterest-bearing deposits	156,638			126,718
Accrued interest, taxes and other liabilities	5,843			5,794
Total liabilities	999,526			866,895

Capital Securities	6,000			6,000

Total shareholders’ equity	81,538			68,106
Total liabilities and shareholders’ equity	$1,087,064			$941,001

Net interest income and margin (3)		$34,766	4.61%		$30,254	4.65%

(1)                                  Tax-equivalent adjustments included in the nontaxable investment securities portfolio created by nontaxable investment securities interest are $322,000 and $305,000 for  the nine months ended September 30, 2003 and 2002, respectively.  Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $101,000 and $114,000 for the nine months ended September 30, 2003 and 2002, respectively.

(2)                                  Amounts of interest earned includes loan fees of $1,408,000 and $850,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

Net Interest Income Variance Analysis:

	Three months ended September 30, 2003 compared to September 30, 2002
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$63	$(95)	$(32)
Time deposits at other financial institutions	—	(1)	(1)
Taxable investment securities	745	(1,400)	(655)
Tax-exempt investment securities	42	(34)	8
Loans	1,968	(525)	1,443
Total:	$2,818	$(2,055)	$763

Increase (decrease) in interest expense:
Interest bearing demand	$8	$(41)	$(33)
Savings deposits	247	(306)	(59)
Time deposits	311	(726)	(415)
Other borrowings	(343)	118	(225)
Total:	$223	$(955)	$(732)

Increase (decrease) in net interest income	$2,595	$(1,100)	$1,495

	Nine months ended September 30, 2003 compared to September 30, 2002
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$82	$(123)	$(41)
Time deposits at other financial institutions	1	(2)	(1)
Taxable investment securities	1,385	(2,967)	(1,582)
Tax-exempt investment securities	35	(17)	18
Loans	6,874	(2,827)	4,047
Total:	$8,377	$(5,936)	$2,441

Increase (decrease) in interest expense:
Interest bearing demand	$41	$(158)	$(117)
Savings deposits	640	(1,166)	(526)
Time deposits	1,397	(2,770)	(1,373)
Other borrowings	49	(104)	(55)
Total:	$2,127	$(4,198)	$(2,071)

Increase (decrease) in net interest income	$6,250	$(1,738)	$4,512

Provision For Loan Losses.  The provision for loan losses for the three and nine months ended September 30, 2003 was $751,000 and $1,904,000 compared with $1,190,000 and $3,421,000 for the three and nine months ended September 30, 2002, a decrease of $439,000 and $1,517,000 or 37% and 44%.  See “Allowance for Loan Losses” contained herein.  As of September 30, 2003 the allowance for loan losses was $13,177,000 or 1.83% of total loans which compares to the allowance for loan losses of $12,134,000 or 1.91% of total loans as of December 31, 2002.  At September 30, 2003, nonperforming assets totaled $1,793,000 or 0.15% of total assets, nonperforming loans totaled $1,733,000 or 0.24% of total loans and the allowance for loan losses totaled 760% of nonperforming loans.  At December 31, 2002, nonperforming assets totaled $2,443,000 or 0.24% of total assets, nonperforming loans totaled $2,383,000 or 0.38% of total loans and the allowance for loan losses totaled 509% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Noninterest Income.  Noninterest income increased by $258,000 and $1,071,000 or 11% and 17% to $2,544,000 and $7,266,000 for the three and nine months ended September 30, 2003 compared with $2,286,000 and $6,195,000 for the same periods during 2002.  Service charges on deposit accounts increased by $104,000 and $332,000 or 8% and 9% to $1,430,000 and $4,064,000 for the three and nine months ended September 30, 2003 compared with $1,326,000 and $3,732,000 achieved during for the same periods in 2002.  The increase in fees is the result of increased customer use of existing fee based products.  Other income increased by $154,000 and $739,000 or 16% and 30% for the three and nine month periods ended September 30, 2003 when compared to the same periods in 2002.  The primary source of this increased other income is the sale of the consumer credit card portfolio in March, 2003 for a gain of $82,000, the gain on sale of foreclosure property with a book basis of $0 for an $81,000 gain, an increase in mortgage packaging fees of $167,000 and $265,000, and the $13,000 and $266,000 in fees generated by Regency Investment Advisors, Incorporated for the three and nine months ended September 30, 2003.  Regency Investment Advisors, Incorporated was acquired in June, 2002.

Noninterest Expense.  Noninterest expenses increased by $819,000 and $3,385,000 or 10% and 15% to $9,149,000 and $26,653,000 for the three and nine months ended September 30, 2003 compared with the $8,330,000 and $23,268,000 recorded during for the same periods in 2002.  The primary components of noninterest expenses were salaries and employee benefits, premises and occupancy expense, equipment expense, professional fees, marketing expense, supplies expense and other operating expenses.

For the three and nine months ended September 30, 2003, salaries and related benefits increased by $510,000 and $2,164,000 or 12% and 18% to $4,742,000 and $14,179,000 from the $4,232,000 and $12,015,000 recorded for the same period in 2002. The salary expense increase was primarily the result of normal salary progression and incentive bonus payments.  Equipment expense increased by $130,000 and $171,000 or 17% and 8% to $875,000 and $2,336,000 for the three and nine months ended September 30, 2003 from the $745,000 and $2,165,000 recorded during the same periods in 2002.  The increased equipment costs were related to branch equipment upgrades and increased technology spending.  Premises and occupancy expenses increased by $51,000 and $293,00 to $727,000 and $2,109,000 for the three and nine months ended September 30, 2003 from $676,000 and $1,816,000 during the same periods in 2002.  The primary reason for the increase in occupancy costs in 2003 is related to retrofit charges for branch facilities in Atwater, Fresno, and Merced, and the addition of a new retail banking facility in Fresno.  When comparing the results of the three and nine months ended September 30, 2003 to three and nine months ended September 30, 2002, professional fees decreased by $12,000 and increased by $176,000 or 4% and 20%, marketing expenses decreased by $62,000 and increased by $39,000 or 23% and 6%, goodwill and intangible amortization expense were constant at $170,000 and $510,000, supplies expense decreased by $18,000 and increased by $57,000 or 9% and 10%, and other expenses increased $220,000 and $485,000 or 13% and 10% from 2002 levels. Increased professional fees for the first nine months of 2003 were the result of an increased use of consultants to identify new business profitability strategies and potential business combinations while decreases for the three months resulted primarily from the timing of receipt of consulting services.  The increased other expenses were primarily the result of valuation write-downs of $102,000 related to the bankruptcy of a mortgage brokerage company that dishonored its funding commitments on approximately $7,000,000 in loan originations during the third quarter of 2003.

Provision For Income Taxes.  The Company recorded an increase in the income tax provision of $728,000 and $1,255,000 or 204% and 72% to $1,084,000 and $3,002,000 for the three and nine months ended September 30, 2003 compared to $356,000 and $1,747,000 recorded for the same period in 2002.  During the three and nine months ended September 30, 2003, the Company achieved an effective tax rate of 23%, compared with 11% and 19% achieved during the same periods in 2002. During the third quarter of 2002, the Company received a one-time tax benefit of $290,000 related to a change in state tax law. This benefit was the primary reason for the lower 2002 effective tax rate. Increases in pretax income levels achieved during 2003 over 2002 levels have also contributed to the increase in the 2003 provision for income tax. Effective tax rates below statutory tax rate levels have been achieved primarily through the continued utilization of a real estate investment trust established during the fourth quarter of 2001 that provides the Company with a means to potentially generate future additional capital for the Bank as well as to currently reduce state income tax expense.

Financial Condition

Total assets at September 30, 2003 were $1,162,391,000, an increase of $128,181,000 or 12% compared with total assets of $1,034,210,000 at December 31, 2002.  Net loans were $708,745,000 at September 30, 2003, an increase of $87,106,000 or 14% compared with net loans of $621,639,000 at December 31, 2002.  Deposits were $974,832,000 at September 30, 2003, an increase of $140,453,000 or 17% compared with deposits of $834,379,000 at December 31, 2002.  The increase in total assets of the Company between December 31, 2002 and September 30, 2003 was primarily the result of an increase in savings and certificate deposits that were obtained to fund additional purchases of interest earning assets.

Total shareholders’ equity was $85,613,000 at September 30, 2003, an increase of $8,444,000 or 11% from the $77,169,000 at December 31, 2002. The growth in shareholders’ equity between December 31, 2002 and September 30, 2003 was achieved through the retention of accumulated earnings, which was partially offset by a decline in other comprehensive income.  Other comprehensive income consists of changes in the fair market value compared to book value of available for sale investment securities and valuation changes in the Bank’s interest rate swap, net of estimated federal and state income taxes.

Off-Balance Sheet Commitments.  The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	September 30, 2003	December 31, 2002

Letters of credit	$14,090	$6,522
Commitments to extend credit	314,470	235,140
Total	$328,560	$241,662

Other Interest-Earning Assets.  The following table relates to the cash surrender value of life insurance policies that are carried in other assets at the dates indicated.  The insurance polices are associated with employee benefit plans of the Company, including a salary continuation plan for the Company’s executive management and deferred retirement benefits for participating board members.  The salary continuation plan and deferred retirement benefits for participating board members are informally linked with approximately $7,732,000 in universal Life insurance policies purchased by the Company.  Income from these policies is reflected in noninterest income.

(Dollars in thousands)	At September 30, 2003	At December 31, 2002

Cash surrender value of life insurance	$20,936	$17,240

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

The following table summarizes nonperforming assets of the Company at September 30, 2003 and December 31, 2002:

(Dollars in thousands)	September 30, 2003	December 31, 2002

Nonaccrual loans	$1,725	$2,381
Accruing loans past due 90 days or more	8	2
Total nonperforming loans	1,733	2,383
Other real estate owned	60	60
Total nonperforming assets	$1,793	$2,443

Nonperforming loans to total loans	0.24%	0.38%
Nonperforming assets to total assets	0.15%	0.24%

Contractual accrued interest income on loans on nonaccrual status as of September 30, 2003 and 2002, that would have been recognized if the loans had been current in accordance with their original terms was approximately $45,000 and $169,000, respectively.

At September 30, 2003, nonperforming assets represented .15% of total assets, a decrease of 9 basis points when compared to the .24% at December 31, 2002.  Nonperforming loans represented .24% of total loans at September 30, 2003, a decrease of 14 basis points compared to the .38% at December 31, 2002.  Nonperforming loans that were secured by first deeds of trust on real property were $0 at September 30, 2003 and December 31, 2002.   Other forms of collateral such as inventory and equipment secured the nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

The decrease in nonperforming loans and nonperforming assets as of September 30, 2003 compared with their levels as of December 31, 2002, was due primarily to a decrease in the nonperforming agricultural segment of the loan portfolio.

At September 30, 2003 and December 31, 2002, the Company had $60,000 invested in one property, respectively, that had been acquired through foreclosure.  The property was carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses.  The Company expects to sell most of these properties within a twelve month period.  During the first quarter of 2003, one foreclosure property was acquired and sold for $81,000 that had no assigned book value for a gain on sale of $81,000.  No assurance can be given that the Company will sell the remaining property during 2003 or at any time or the amount for which the property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At September 30, 2003 and December 31, 2002, impaired loans were measured based on the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Impaired loans at September 30,

2003 were $1,733,000 for which the Company made provisions to the allowance for loan losses of approximately $273,000.

Except for loans that are disclosed above, there were no assets as of September 30, 2003, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company’s loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 2003 and 2002, and for the year ended December 31, 2002.

	September 30		December 31
	2003	2002	2002
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$12,134	$9,743	$9,743
Provision for loan losses	1,904	3,421	4,151
Charge-offs:
Commercial and agricultural	750	980	1,504
Consumer	646	867	1,085
Total charge-offs	1,396	1,847	2,589
Recoveries
Commercial and agricultural	229	157	233
Consumer	306	460	596
Total recoveries	535	617	829
Net charge-offs	861	1,230	1,760
Balance at end of period	$13,177	$11,934	$12,134

Loans outstanding at period-end	$721,922	$612,755	$633,733
Average loans outstanding	$672,370	$563,518	$576,156

Annualized net charge-offs to average loans	0.17%	0.29%	0.31%
Allowance for loan losses
To total loans	1.83%	1.95%	1.91%
To nonperforming assets	734.86%	159.56%	496.56%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off.  The Company recorded a provision for loan losses of $751,000 and $1,904,000 for the three and nine months ended September 30, 2003 compared with 1,190,000 and $3,421,000 during the same periods of 2002. The decrease in loan loss provision during the first nine months of 2003 was recorded to coincide with the lower level of charge-offs experienced and reduced nonperforming loan levels during 2003 when compared to the same period in 2002.  The Company’s charge-offs, net of recoveries, were $861,000 for the nine months ended September 30, 2003 compared with $1,230,000 for the same nine months in 2002.  The decrease in net charge-offs for the first nine months of 2003 was primarily due to decreased charge-offs that occurred within the commercial and agricultural portfolio segments and increased recoveries within the consumer loan segment of the loan portfolio.

As of September 30, 2003, the allowance for loan losses was $13,177,000 or 1.83% of total loans outstanding, compared with $12,134,000 or 1.91% of total loans outstanding as of December 31, 2002 and $11,934,000 or 1.95% of total loans outstanding as of September 30, 2002.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold.  The Company’s liquid assets totaled $306,294,000 and $305,075,000 on September 30, 2003 and December 31, 2002, respectively, and constituted 26% and 29% of total assets on those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total pledged securities were $262,965,000 at September 30, 2003 compared with $193,962,000 at December 31, 2002.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bank, Union Bank of California, Wells Fargo

Bank and First Tennessee Bank aggregating $153,725,000 of which $81,419,000 was outstanding as of September 30, 2003 and $100,841,000 was outstanding as of December 31, 2002. The decrease in borrowings between December 31, 2003 and September 30, 2003 were funded primarily with cash flows derived from principal repayments occurring within the investment portfolio.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company’s liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

Capital Resources.  Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the Company has been internally generated capital through retained earnings.  The Company’s shareholders’ equity increased by $8,444,000 or 10.9% from December 31, 2002 to September 30, 2003.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Management believes, as of September 30, 2003, that the Company and the Bank met all applicable capital requirements.  The Company’s leverage capital ratio at September 30, 2003 was 7.66% as compared with 7.68% as of December 31, 2002.  The Company’s total risk based capital ratio at September 30, 2003 was 10.85% as compared to 10.74% as of December 31, 2002.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of September 30, 2003 and were summarized as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
As of September 30, 2003
Total capital (to risk weighted assets)	$99,770	10.85%	$73,586	8.0%	$91,982	10.0%
Tier 1 capital (to risk weighted assets)	88,250	9.59	36,793	4.0	55,189	6.0
Leverage ratio*	88,250	7.66	46,079	4.0	57,599	5.0

The Bank:
As of September 30, 2003
Total capital (to risk weighted assets)	$96,983	10.59%	$73,292	8.0%	$91,615	10.0%
Tier 1 capital (to risk weighted assets)	85,512	9.33	36,646	4.0	54,969	6.0
Leverage ratio*	85,512	7.43	46,015	4.0	57,519	5.0

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

Deposits.  Deposits are the Company’s primary source of funds.  At September 30, 2003, the Company had a deposit mix of 32% in savings deposits, 37% in time deposits, 13% in interest-bearing checking accounts and 18% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At September 30, 2003, the Company had brokered deposits of $44,299,000.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2003 and December 31, 2002 are summarized as follows:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)

Three months or less	$93,878	$69,661
Over three to six months	43,008	38,863
Over six to twelve months	39,981	23,319
Over twelve months	16,630	28,872
Total	$193,497	$160,715

Borrowed Funds

The decrease in other borrowings during the third quarter of 2003 was primarily due to the payment at maturity of short-term FHLB borrowings funded by new savings and certificate of deposit inflows from public agencies and water districts.

Return on Equity and Assets

	Three months ended September 30 2003	Three months ended September 30 2002	Year ended December 31 2002

Annualized return on average assets	1.26%	1.20%	1.09%
Annualized return on average equity	17.27%	16.72%	14.94%
Average equity to average assets	7.28%	7.18%	7.29%

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

It is the opinion of management there has been no material change in the Company’s market risk during the nine months ended September 30, 2003 when compared to the level of market risk at December 31, 2002.  If interest rates were to suddenly and materially fall from levels experienced during the third quarter of 2003, the Company could become susceptible to an increased level of market risk.

Item 4.                                                         Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 15a – 15(e) under the Securities Exchange Act of 1934.

Based on their review of our disclosure controls and procedures, the principal executive officer and principal financial officer have concluded our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Changes In Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

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

None.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Securities Holders.

None

Item 5.                                                           Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

Exhibit Number	Exhibit
4.1	Indenture, dated as of February 22, 2001 between Capital Corp of the West, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee.

4.2	Amended and Restated Declaration of Trust by and between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and Capital Corp of the West, as Sponsor.

10.10	Form of Capital Corp of the West Amended Salary Continuation Agreement Entered Into with Executive Officers in October 2003.	*

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes management contract or compensatory plan arrangement.

The exhibit list is incorporated by reference to the exhibit index in this report.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST
(Registrant)

Date: November 12, 2003	By	/s/	Thomas T. Hawker
Thomas T. Hawker
President and Chief Executive Officer

Date: November 12, 2003	By	/s/	R. Dale McKinney
R. Dale McKinney
Chief Financial Officer

Exhibit Index

Exhibit	Description

4.1	Indenture, dated as of February 22, 2001 between Capital Corp of the West, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee.

4.2	Amended and Restated Declaration of Trust by and between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and Capital Corp of the West, as Sponsor.

10.10	Form of Capital Corp of the West Amended Salary Continuation Agreement Entered Into with Executive Officers in October 2003.

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350