Form 10-K
period 2003-12-31
CAPITAL CORP OF THE WEST
filed 2004-03-15
CIK 1004740

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

        The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☒    No ☐

        Aggregate market value of the voting stock held by nonaffiliates of the Registrant was $139,113,869.40 (based on the $24.79 average of bid and ask prices per common share on June 30, 2003).

        The number of shares outstanding of the Registrant's common stock, no par value, as of March 1, 2004 was 5,679,192.

Documents incorporated by reference:

        Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14 and portions of the Annual Report to Shareholders for 2003 are incorporated by reference in Part II, Item 5 through 8.

Capital Corp of the West
Table of Contents

		Page	Reference
PART I
ITEM 1.	BUSINESS	4
ITEM 2.	PROPERTIES	27
ITEM 3.	LEGAL PROCEEDINGS	30
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.	31	Page 28 of 2003 Annual Report
ITEM 6.	SELECTED FINANCIAL DATA	31	Page 17 of 2003 Annual Report
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32	Pages 18 through 28 of 2003 Annual Report
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32	Pages 18 through 28 of 2003 Annual Report
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32	Pages 30 through 54 of 2003 Annual Report
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	32
ITEM 9A.	CONTROLS AND PROCEDUARES	32	Proxy Statement for 2004 Annual Meeting
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	33	Proxy Statement for 2004 Annual Meeting
ITEM 11.	EXECUTIVE COMPENSATION	33	Proxy Statement for 2004 Annual Meeting
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	33	Proxy Statement for 2004 Annual Meeting
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	33	Proxy Statement for 2004 Annual Meeting

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	34	Proxy Statement for 2004 Annual Meeting
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	34
SIGNATURES		35
EXHIBIT INDEX

PART I

ITEM 1. BUSINESS

        In addition to historical information, this discussion and analysis includes certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", "intends", "plans", "assumes", "projects", "predicts", "forecasts", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

        Readers of the Company's Annual Report and Form 10-K should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the Company's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; or sell or buy participations of loans; the quality and adequacy of management of the borrower, developments in the industry the borrower is involved in, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management's judgements regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company. The Company is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, and deposits. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and state regulators, whose policies and regulations could affect the Company's results.

        Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company, civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type, outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; changes in laws and regulations; and management's ability to manage these and other risks.

General Development of the Company

General

        Capital Corp of the West (the "Company") is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the "Bank"). During 1999, Town and Country Finance and Thrift (the "Thrift") was merged into County Bank. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. As of February 1, 2004, the Company had outstanding 5,665,609 shares of Common Stock, no par value, held by approximately 1,700 shareholders. There were no preferred shares outstanding at March 1, 2004. The Company has one wholly-owned investment advisory and asset management company, Regency Investment Advisors, Incorporated ("RIA") which was acquired in June, 2002. The Company also has one wholly-owned inactive nonbank subsidiary, Capital West Group ("CWG") at December 31, 2003. The Bank has three wholly-owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID"), County Asset Advisors ("CAA") and County Investment Trust ("REIT"). CAA is currently inactive. All references herein to the "Company" includes direct subsidiaries of the Company as well as the Bank and the Bank's subsidiaries, unless the context otherwise requires.

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

Industry & Market Area

        The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus, and Tuolomne counties. The Bank has nineteen full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Hilmar, Los Banos, Sonora, Stockton, two offices in Modesto and two offices in Turlock. In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa. During 1999, the Bank opened its first office in Fresno, and in 2000 expanded its presence in Fresno by adding an additional office. On January 18, 2001 the Bank opened a loan production office in San Francisco that during 2001 was converted into a full service branch. During 2003, a third full service branch facility was opened in Fresno. The Bank's administrative headquarters also provides accommodations for the activities of MAID, the Bank's wholly-owned real estate subsidiary.

(See "ITEM 2. PROPERTIES")

Competition

        The Company's primary market area consists of Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus, and Tuolomne Counties and nearby communities. The banking business in California generally, and specifically in the Company's primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company or through its correspondent banks. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

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

        See also the discussion under "Regulation and Supervision—Financial Services Modernization Legislation."

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

        The five general areas in which the Bank has directed its lendable assets are (i) real estate mortgage loans, (ii) commercial loans, (iii) agricultural loans, (iv) real estate construction loans, and (v) consumer loans. As of December 31, 2003, these five categories accounted for approximately 42%, 26%, 12%, 11% and 9%, respectively, of the Bank's loan portfolio.

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

        The principal sources of the Bank's revenues are (i) interest and fees on loans, (ii) interest on investment securities (principally U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal and corporate bonds), and (iii) service charges on deposit accounts. For the year ended December 31, 2003, these sources comprised approximately 67%, 18%, and 8% respectively, of the Bank's total interest and noninterest income.

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

Regency Investment Advisors, Inc (RIA)

        RIA provides investment advisory services in the markets served by the Company. Customers of RIA are charged an asset management fee for investment advisory services performed by RIA related to business, personal and retirement brokerage accounts.

Bank's Real Estate Subsidiary (MAID)

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

        Federal law now precludes banks from engaging in real estate development. At December 31, 2003, MAID held no real estate investments for sale. The last remaining real estate parcel held by MAID was sold during 2000. MAID does not currently intend to purchase or develop any new investment properties for sale or lease. During 2003, MAID was used to own, operate, and maintain the County Bank Merced downtown branch and County Bank administration building. MAID may only serve as owner for additional branch premise properties in the future. The state regulatory charter for MAID was changed in 2001 to only allow MAID to invest in additional branch premises property in the future.

County Investment Trust (REIT)

        The County Investment Trust is a real estate investment trust that invests in loan participations serviced by the Bank. The REIT provides the Bank with another vehicle in which business may be conducted and equity capital could be raised. While the Bank owns 100% of the common equity of the REIT, approximately 120 officers and employees of the Bank own a minority interest in the REIT in the aggregate amount of $31,000.

Employees

        As of December 31, 2003, the Company employed a total of 310 full-time equivalent employees. The Company believes that employee relations are excellent.

Seasonal Trends in the Company's Business

        Although the Company does experience some immaterial seasonal trends in deposit growth and funding of its agricultural and construction loan portfolios, in general the Company's business is not seasonal.

Operations in Foreign Countries

        The Company conducts no operations in any foreign country.

Other Financial Information:

Recently Issued Accounting Standards

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in a "Variable Interest Entity" ("VIE") through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

        The Company has adopted FIN 46R and applied it to existing VIEs in which the Company has variable interests. As a result of adopting FIN 46R, the balance sheet line items related to Capital Securities and the related income statement effect of dividends on Capital Securities in the 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of Statement 146 were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition amendments to SFAS No. 123 were effective for financial statements for fiscal years ended after December 15, 2002. The Company is not currently considering the adoption of fair value based compensation of stock options. The potential impact to the Company of adopting such accounting can be seen in Footnote 1 of the Notes to Consolidated Financial Statements.

        In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 11, 2004 and otherwise will be effective as of January 1, 2004 except for mandatorily redeemable financial instruments. For certain mandatorily redeemable instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company does not currently have any financial instruments that are within the scope of this Statement.

        In December 2003, FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretiment benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company currently does not have any postretirement benefit plans that are within the scope of this Statement.

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

BANK HOLDING COMPANY ACT

        The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). As a bank holding company, Capital Corp is subject to examination by the FRB. Pursuant to the BHCA, Capital Corp is also subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries. It may, of course, manage or control banks. Generally, however, it is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in nonbanking activities, unless the FRB finds such activities to be "so closely related to banking" as to be deemed "a proper incident thereto" within the meaning of the BHCA. As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for "well managed" companies, prior written notice to) the FRB.

        The BHCA includes minimum capital requirements for bank holding companies. See section titled "Regulation and Supervision—Regulatory Capital Requirements". Regulations and policies of the FRB also require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and that it should maintain the financial flexibility and capital-raising capacity needed to obtain additional resources for assisting the subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

COUNTY BANK

        County Bank is a California state-licensed bank. The Bank is a member of the Federal Reserve System. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) and thus is subject to the rules and regulations of the FDIC pertaining to deposit insurance, including deposit insurance assessments. The Bank is subject to regulation and supervision by the FRB and the California Department of Financial Institutions (the "Department" or "DFI"). Applicable federal and state regulations address many aspects of the Bank's business and activities, including investments, loans, borrowings, transactions with affiliates, branching, reporting and other areas. County Bank may acquire other banks or branches of other banks with the approval of the FRB and the Department. County Bank is subject to examination by both the FRB and the Department.

DIVIDENDS

        The Company may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, the Company may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the Company's assets equal at least 125% of its liabilities and certain other conditions are met. Since the 125% ratio translates into a minimum capital ratio of 20%, most bank holding companies, including the Company, based on its current capital ratios, are unable to satisfy this second test.

        The primary source of funds for payment of dividends by the Company to its shareholders is the receipt of dividends from the Bank. The Bank's ability to pay dividends to the Company is limited by applicable state and federal law. A California state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, with the approval of the Commissioner of Financial Institutions (the "Commissioner"), a California state-licensed bank may pay dividends in an amount not to exceed the greater of (i) the bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year.

        The FRB, FDIC and the Commissioner have authority to prohibit a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of the Bank and upon other factors, the FRB or the Commissioner could determine that payment of dividends or other payments by the Bank might constitute an unsafe or unsound practice. Finally, any dividend that would cause a bank's capital to fall below required regulatory capital levels could also be prohibited.

REGULATORY CAPITAL REQUIREMENTS

        The Company and the Bank are both required to maintain a minimum risk-based capital ratio of 8% (at least 4% in the form of Tier 1 capital) of risk-weighted assets and off-balance sheet items. "Tier 1" capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, and excludes goodwill. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves. In calculating the relevant ratio, a bank's assets and off-balance sheet commitments are risk-weighted; thus, for example, loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for interbank obligations, and 0% for vault cash and U.S. Government securities).

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

        Federal regulation has established five tiers of capital measurement, ranging from "well capitalized" to "critically undercapitalized." Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks. If a bank does not meet the minimum capital requirements set by its regulators, the regulators are compelled to take certain actions, which may include a prohibition on the payment of dividends to a parent holding company and requiring adoption of an acceptable plan to restore capital to an acceptable level. Failure to comply will result in further sanctions, which may include orders to raise capital, merge with another institution, restrict transactions with affiliates, limit asset growth or reduce asset size, divest certain investments and /or elect new directors. It is the Company's intention to maintain risk-based capital ratios for itself and for the Bank at above the minimum for the "well capitalized" level (6% Tier 1 risk-based; 10% total risk-based) and to maintain the leverage capital ratio for County Bank above the 5% minimum for "well-capitalized" banks. At December 31, 2003, the Company's leverage, Tier 1 risk-based and total risk-based capital ratios were 8.55%, 10.31% and 11.57%, and the Bank's leverage, Tier 1 risk-based and total risk-based capital ratios were 7.66%, 9.25% and 10.50%. No assurance can be given that the Company or the Bank will be able to maintain capital ratios in the "well capitalized" level in the future.

"SOURCE OF STRENGTH" POLICY

        According to FRB policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary.

LIMITATIONS ON ACTIVITIES

        The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") prohibits state chartered banks and their subsidiaries from engaging, as principal, in activities not permissible by national banks and their subsidiaries, unless the bank's primary federal regulator determines the activity poses no significant risk to the Bank Insurance Fund ("BIF") and the state bank is and continues to be adequately capitalized. Similarly, state bank subsidiaries may not engage, as principal, in activities impermissible by subsidiaries of national banks. This prohibition extends to acquiring or retaining any investment, including those that would otherwise be permissible under California law.

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

        Under regulations of the Office of the Comptroller of the Currency ("OCC") eligible institutions (those national banks that are well-capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. In determining whether to permit the subsidiary to engage in the activity, the OCC will evaluate why the bank itself is not permitted to engage in the activity and whether a Congressional purpose will be frustrated if the OCC permits the subsidiary to engage in the activity. The State Bank Parity Act may permit state-licensed banks to engage in similar activities, subject to the discretion of the Commissioner.

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

INSURANCE PREMIUMS AND ASSESSMENTS

        The FDIC has authority to impose a special assessment on members of the BIF to ensure that there will be sufficient assessment income for repayment of BIF obligations and for any other purpose which it deems necessary. The FDIC is authorized to set semi-annual assessment rates for BIF members at levels sufficient to maintain the BIF's reserve ratio to a designated level of 1.25% of insured deposits. The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is "well capitalized," "adequately capitalized," or "undercapitalized." Each insured depository institution is also assigned to "supervisory subgroup" A, B or C. Subgroup A institutions are financially sound institutions with no more than a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each member institution an annual FDIC assessment rate which, as of the date of this report, varies between 0.0% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). Insured institutions are not permitted to disclose their risk assessment classification.

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

COMMUNITY REINVESTMENT ACT

        The Community Reinvestment Act ("CRA") requires banks to identify the communities served by the bank's offices and to identify the types of credit the bank is prepared to extend within such communities. It also requires the bank's regulators to assess the bank's performance in meeting the credit needs of its community and to take that assessment into consideration in reviewing applications for mergers, acquisitions and other transactions. During January, 2003, a CRA examination was completed. The Bank was assigned a CRA rating of "outstanding" as of this examination.

BANK SECRECY ACT

        The Bank Secrecy Act requires financial institutions to keep records and file reports regarding certain financial transactions that involve cash, and to implement counter-money laundering programs and compliance procedures.

SECURITIES AND EXCHANGE COMMISSION FILINGS

        Under Section 13 of the Securities Exchange Act of 1934 ("Exchange Act") and the SEC's rules, the Company must electronically file periodic and current reports as well as proxy statements with the Securities and Exchange Commission (the "SEC"). The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), and Form 8-K (Current Report). The Company may prepare additional filings as required. The SEC maintains an Internet site, http://www.sec.gov, at which all forms filed electronically may be accessed. Our SEC filings are also available on our website at http://www.ccow.com.

POTENTIAL ENFORCEMENT ACTIONS

        Banks and their institution-affiliated parties may be subject to potential enforcement actions by the bank regulatory agencies for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule, regulation or provision, any consent order with any agency, any condition imposed in writing by an agency, or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of deposit insurance, the imposition of civil money penalties, and removal and prohibition orders against institution-affiliated parties. See "—County Bank".

INTERSTATE BANKING

        Bank holding companies (including bank holding companies that also are financial holding companies) are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or grater amount set by state law of such deposits in that state.

        Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking and Branching Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching.

FINANCIAL SERVICES MODERNIZATION LEGISLATION

        The Gramm-Leach-Bliley Act of 1999 (the "Modernization Act repealed two provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company and its subsidiaries to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in conjunction with the Secretary of the Treasury, determine to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

        In order for the Company to take advantage of the authority provided by the Modernization Act to affiliate with other financial service providers, it must become a "Financial Holding Company." To do so, the Company would file a declaration with the FRB, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because its insured depository institution subsidiary (the Bank) is well-capitalized and well-managed. In addition, the Federal Reserve must determine that an insured depository institution subsidiary has at least a "satisfactory" rating under the Community Reinvestment Act. The Company currently meets the requirements for Financial Holding Company status. The Company will continue to monitor its strategic business plan to determine whether, based on market conditions and other factors, the Company wishes to utilize any of its expanded powers provided in the Modernization Act.

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

INTERNATIONAL MONEY LAUNDERING ABATEMENT AND FINANCIAL ANTI-TERRORISM ACT OF 2001

        The terrorist attacks in September, 2001, impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act").

        Part of the USA PATRIOT Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

        Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

        Treasury regulations implementing the due diligence requirements of IMLAFATA include standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

SARBANES-OXLEY ACT OF 2002

        On July 30 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOX"). The stated goals of the SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly-traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws.

        The SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOX's new requirements, the final scope of these requirements remains to be determined.

        The SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and a board of directors and its committees.

        The SOX addresses, among other matters: audit committees for all reporting companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for Form 4's; disclosure of a code of ethics and filing of a Form 8-K for a change or waiver of such code; "real time" filing of issuers' periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violation of securities laws.

        The SOX contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act

REGULATION W

        Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act ("FDIA") applies Section 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The FRB has also issued Regulation W, which codifies prior regulations under Section 23A and 23B of the Federal Reserve Act and provides interpretive guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates: (i) to an amount equal to 10% of the bank's capital and surplus in the case of covered transactions with any one affiliate; and (ii) to an amount equal to 20% of the bank's capital and surplus in the case of covered transactions with all affiliates. In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. "Covered transactions" include: (i) a loan or extension of credit to an affiliate; (ii) a purchase of, or an investment in, securities issued by an affiliate; (iii) a purchase of assets from an affiliate, with some exceptions; (iv) the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Additionally, under Regulation W, a bank and its subsidiaries may not purchase a low-quality asset from an affiliate; covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank subsidiaries of the banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

        Concurrent with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation that would further limit the amount of loans hat could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

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

Selected Statistical Information

        The following tables on pages 16 through 22 present certain statistical information concerning the business of the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" incorporated in ITEM 7 of this report by reference to pages 18 through 28 of the Company's 2003 Annual Report to Shareholders and with the Company's Consolidated Financial Statements and the Notes thereto incorporated in Item 8 of this report by reference to pages 30 through 54 of the Company's 2003 Annual Report to Shareholders. The statistical information that follows is based on average daily amounts.

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

	For the years ended December 31,
	2003			2002			2001
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Federal funds sold	26,673	274	1.03%	21,244	337	1.59%	19,280	791	4.10%
Time deposits at other financial institutions	504	8	1.59	500	10	2.00	385	16	4.16
Nontaxable investment securities(1)	30,946	1,793	5.79	28,936	1,717	5.93	28,983	1,697	5.86
Taxable investment securities(1)	287,158	11,965	4.17	258,049	13,797	5.35	201,237	12,690	6.31
Loans, gross (2)	687,419	48,948	7.12	576,156	43,503	7.55	453,503	43,495	9.59

Total interest-earning assets	1,032,700	62,988	6.10	884,885	59,364	6.71	703,388	58,689	8.34
Allowance for loan losses	(13,413)			(11,232)			(8,770)
Cash and due from banks	35,454			30,372			28,498
Premises and equipment, net	15,069			13,551			13,358
Interest receivable and other assets	42,379			38,852			31,918

Total assets	$1,112,189			$956,428			$768,392

Liabilities and shareholders' equity
Negotiable orders of withdrawal	122,927	57.05%		$103,209	189.18%		$86,011	254.30%
Savings deposits	274,988	2,691.98		218,788	3,172	1.45	196,838	5,856	2.98
Time deposits	349,223	8,503	2.43	311,583	10,264	3.29	265,912	14,281	5.37
Subordinated Debentures	6,607	648	9.81	6,186	631	10.20	5,304	541	10.20
Other borrowings	104,920	4,354	4.15	109,742	4,598	4.19	43,772	2,308	5.27

Total interest-bearing liabilities	858,665	16,253	1.89	749,508	18,854	2.52	597,837	23,240	3.89
Noninterest-bearing deposits	164,919			131,367			105,888
Accrued interest, taxes and other liabilities	5,607			5,798			5,620

Total liabilities	1,029,191			886,673			709,345
Total shareholders' equity	82,998			69,755			59,047

Total liabilities and shareholders' equity	$1,112,189			$956,428			$768,392

Net interest income and margin (3)		46,735	4.53%		$40,510	4.58%		$35,449	5.04%

(1)
Tax-equivalent adjustments included in nontaxable investment securities income totaled $442,000, $408,000 and $386,000 in 2003, 2002 and 2001, respectively. Tax equivalent income adjustments included in the nontaxable investment securities income were derived from nontaxable municipal interest income. Tax equivalent income adjustments included in taxable investment securities income were created by a dividends received deduction of $133,000, $145,000 and $136,000 in 2003, 2002 and 2001, respectively.

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

	2003 Compared to 2002			2002 Compared to 2001
(Dollars in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Net Interest Income Variance Analysis
Increase (decrease) in interest income:
Loans	$8,031	$(2,586)	$5,445	$10,363	$(10,355)	$8
Taxable investment securities	1,440	(3,272)	(1,832)	3,228	(2,121)	1,107
Nontaxable investment securities	117	(41)	76	(3)	23	20
Federal funds sold	73	(136)	(63)	74	(528)	(454)
Time deposit at other institutions	—	(2)	(2)	4	(10)	(6)

Total	9,661	(6,037)	3,624	13,666	(12,991)	675
Increase (decrease) in interest expense:
Interest-bearing demand deposits	31	(163)	(132)	44	(109)	(65)
Savings deposits	698	(1,179)	(481)	593	(3,277)	(2,684)
Time deposits	1,138	(2,899)	(1,761)	2,161	(6,178)	(4,017)
Subordinated Debentures	42	(25)	17	90	—	90
Other borrowings	(200)	(44)	(244)	2,850	(560)	2,290

Total	1,709	(4,310)	(2,601)	5,738	(10,124)	(4,386)

Increase (decrease) in net interest income	$7,952	$(1,727)	$6,225	$7,928	$(2,867)	$5,061

Investment Portfolio Maturities

        The following table sets forth the maturities of debt securities at December 31, 2003 and the weighted average yields of such securities calculated on a book value basis using the weighted average yield within each scheduled maturity grouping. Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

			One to Five Years		Five to Ten Years
	Within One Year						Over Ten Years
(Dollars in thousands)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for sale debt securities:
U.S. Treasury and U.S. Government agencies	20,358	3.78%	34,867	2.96%	44	3.22%	—	—%	55,269
State and political subdivisions	—	—	—	—	—	—	1,073	3.35	1,073
Mortgage-backed securities	—	—	131	7.68	63,334	4.14	66,717	4.89	130,182
Collateralized Mortgage Obligations	—	—	—	—	—	—	45,267	3.83	45,267
Corporate debt securities	3,078	5.54	—	—	—	—	—	—	3,078
Held to maturity debt securities:
U.S. Treasury and U.S. Government agencies	—	—	—	—	—	—	—	—	—
State and political subdivisions	—	—	4,110	4.50	20,320	4.67	18,052	4.26	42,482
Mortgage-backed securities	—	—	—	—	1,452	8.01	38,733	5.11	40,185
Collateralized Mortgage Obligations	—	—	—	—	—	—	13,945	3.66	13,945

Total debt securities	23,436	4.01%	39,108	3.14%	85,150	4.33%	183,787	4.51%	331,481

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

	By Repricing Interval As of December 31, 2003
(Dollars in thousands)	Within three months	After three months, Within one year	After one year, within five years	After five years	Noninterest- bearing Funds	Total
Assets
Federal funds sold	$1,190	$—	$—	$—	$—	$1,190
Time deposits at other institutions	—	250	100	—	—	350
Investment securities	5,067	37,134	85,776	221,535	22,503	372,015
Loans	440,673	95,620	184,204	43,755	—	764,252
Noninterest-earning assets and allowance for loan losses	—	—	—	—	96,735	96,735

Total assets	$446,930	$133,004	$270,080	$265,290	$119,238	$1,234,542

Liabilities and shareholders' equity
Demand deposits	$—	$—	$—	$—	$206,709	$206,709
Savings, money market & NOW deposits	466,998	—	—	—	—	466,998
Time deposits	128,707	147,459	78,935	—	—	355,101
Other interest-bearing liabilities	25,731	—	54,464	12,622	—	92,817
Subordinated Debentures	—	—	—	16,496	—	16,496
Other liabilities and shareholders' equity	—	—	—	—	96,421	96,421

Total liabilities and shareholders' equity	$621,436	$147,459	$133,399	$29,118	$303,130	$1,234,542

Interest rate sensitivity gap	$(174,506)	$(14,455)	$136,681	$236,172	$(183,892)
Cumulative interest rate sensitivity gap	$(174,506)	$(188,961)	$(52,280)	$183,892	$—

Loan Portfolio

        At December 31, 2003, the Company had approximately $348,282,000 in undisbursed loan commitments. This compares with $235,140,000 at December 31, 2002. Standby and performance letters of credit were $7,380,000 and $6,522,000, at December 31, 2003 and 2002. For further information about the composition of the Company's loan portfolio see the information in "ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Credit Risk Management and Asset Quality," incorporated by reference to pages 23 and 24 of the Company's 2003 Annual Report to Shareholders.

        The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

	December 31,
(Dollars in thousands)	2003 Amount	2002 Amount	2001 Amount	2000 Amount	1999 Amount
Commercial, financial and agricultural	$288,138	$242,157	$215,115	$155,952	$112,179
Real estate—construction	89,652	78,064	57,989	30,133	11,926
Real estate—mortgage	318,624	244,468	187,586	141,575	120,978
Consumer installment	67,838	69,084	71,730	85,004	86,185

Total	764,252	$633,773	$532,420	$412,664	$331,268

        The table that follows shows the maturity distribution of the portfolio of commercial and agricultural, real estate construction, real estate mortgage and installment loans on December 31, 2003 by fixed and floating rate attributes:

	December 31, 2003
(Dollars in thousands)	Within One Year	One to Five Years	Over Five Years	Total
Commercial and agricultural
Loans with floating rates	$160,893	$39,865	$23,748	$224,506
Loans with predetermined rates	15,268	37,141	11,223	63,632

Subtotal	176,161	77,006	34,971	288,138
Real Estate—Construction
Loans with floating rates	70,586	9,494	4,233	84,313
Loans with predetermined rates	2,308	3,031	—	5,339

Subtotal	72,894	12,525	4,233	89,652
Real Estate—Mortgage
Loans with floating rates	13,802	36,401	194,650	244,853
Loans with predetermined rates	5,912	38,328	29,531	73,771

Subtotal	19,714	74,729	224,181	318,624
Consumer installment
Loans with floating rates	38,027	332	5,975	44,334
Loans with predetermined rates	2,053	18,140	3,311	23,504

Subtotal	40,080	18,472	9,286	67,838
Total	$308,849	$182,732	$272,671	$764,252

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

Nonaccrual, Past Due and Restructured Loans

        The following table summarizes nonperforming loans of the Company as of the dates indicated:

	December 31,
(Dollars in thousands)	2003 Amount	2002 Amount	2001 Amount	2000 Amount	1999 Amount
Nonaccrual loans	$3,987	$2,381	$4,247	$2,243	$1,984
Accruing loans past due 90 days or more	—	2	609	97	6

Total nonperforming loans	$3,987	2,383	4,856	2,340	1,990
Other real estate owned	60	60	472	248	247

Total nonperforming assets	$4,047	$2,443	$5,328	$2,588	$2,237

Nonperforming loans to total loans	0.52%	0.38%	0.91%	0.57%	0.60%
Nonperforming assets to total assets	0.33%	0.24%	1.00%	0.38%	0.40%

        Loans with significant potential problems or impaired loans are placed on nonaccrual status. Management defines impaired loans as those loans, regardless of past due status, in which management believes the collection of principal and interest is in doubt. The amount of gross interest income that would have been recorded on nonaccrual loans in the periods then ended if the loans had been current in accordance with the original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $39,000, $131,000, $170,000 $224,000, and $143,000 in 2003, 2002, 2001, 2000, and 1999. The amount of interest income on nonaccrual loans that was included in net income was $231,000, $210,000, $105,000, $79,000, and $126,000 in 2003, 2002, 2001, 2000, and 1999.

Allocation of the Allowance for Loan Losses

        The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

	December 31,
	2003		2002		2001		2000		1999
(Dollars in thousands)	Amount	Loans % to total loans	Amount	Loans % to Total loans	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to Total loans
Commercial, financial and agricultural	7,295	38%	$6,674	38%	$6,029	40%	$4,186	38%	$3,365	34%
Real estate—construction	1,052	12	971	12	676	11	451	7	358	4
Real estate—mortgage	3,808	41	3,397	39	2,187	35	2,076	34	1,815	36
Installment	1,108	9	1,092	11	851	14	1,494	21	1,004	26

Total	$13,263	100%	$12,134	100%	$9,743	100%	$8,207	100%	$6,542	100%

Other Interest-Bearing Assets

        The following table relates to other interest bearing assets not disclosed above for the dates indicated. This item consists of a salary continuation plan for the Company's executive management and a deferred compensation plan for participating board members. The plans are informally linked with universal life insurance policies containing cash surrender values as listed in the following table:

	December 31
(Dollars in thousands)
	2003	2002	2001
Cash surrender value of life insurance	$24,138	$17,240	$16,160

        During 2003, 2002, and 2001 the Bank purchased $6,000,000, $172,000, and $9,595,000 in new bank owned life insurance policies. This additional life insurance is in the form of single premium life policies covering bank officers. These policies have a variable rate of return that is reset annually by each insurer. The Bank is the owner of these policies and also the named beneficiary.

Deposits

        The following table sets forth the average balance and the average rate paid for the major categories of deposits for the years indicated:

Deposits

	For the Year Ended December 31,
	2003		2002		2001
(Dollars in thousands)
	Amount	Yield	Amount	Yield	Amount	Yield
Noninterest-bearing demand deposits	164,919	—%	$131,367	—%	$105,888	—%
Interest-bearing demand deposits	122,927.05		103,209	0.18	86,011	0.30
Savings deposits	274,988.99		218,788	1.45	196,838	2.98
Time deposits under $100,000	171,045	2.58	161,810	3.44	154,883	5.33
Time deposits $100,000 and over	178,178	2.30	149,773	3.14	111,029	5.42

Maturities of Time Certificates of Deposits of $100,000 or More

        Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2003 are summarized as follows:

(Dollars in thousands)
Remaining Maturity:
Three months or less	$68,249
Over three through six months	37,829
Over six through twelve months	31,060
Over twelve months	35,600

Total	$172,738

Return on Equity and Assets

        The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

Return on Average Equity and Assets

	For the year ended December 31,
	2003	2002	2001
Return on average assets	1.23%	1.09%	1.03%
Return on average equity	16.43	14.94	13.40
Average equity to average assets	7.46%	7.29%	7.69%

ITEM 2. PROPERTIES

The Bank

(1)
North Merced Office

        The Bank's north Merced office is located at 490 West Olive Avenue in Merced with approximately 5,600 square feet of interior floor space. This building was constructed in 1978 at a cost of approximately $400,000 and is situated on a lot of approximately 47,000 square feet, which the Bank purchased in 1977 for $186,000. The building was remodeled in 2002 at a cost of approximately $703,000. Management believes that this facility will be adequate to accommodate the operations of this branch for the foreseeable future.

(2)
Downtown Merced Branch and Administrative Headquarters

        On September 2, 1997, the Bank relocated its downtown Merced branch to 550 West Main Street in Merced where it serves as the main branch of the Bank. The facility is a three story facility with a two story attached parking facility and is approximately 29,000 square feet. Approximately 19,800 square feet is occupied by the administrative and central support functions. The facility cost was approximately $5.1 million to build. Management believes that this facility will be adequate to accommodate the operations of Company for the foreseeable future.

(3)
Atwater Branch

        On October 5, 1981, the Bank opened a branch office at 735 Bellevue Road, Atwater. The building contains approximately 6,000 square feet of interior floor space, and was built at a total cost of approximately $500,000. In 1994, the Bank purchased the lot at a cost of $316,000. The data processing and central service support personnel and related equipment were relocated to the new facility in downtown Merced, as discussed above in late 1997. The building was remodeled in 2001 to accommodate the training department at a cost of approximately $1,074,000. Management of the Bank believes that this facility will be adequate to accommodate the operations of this branch for the foreseeable future

(4)
Los Banos Branch

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

(6)
Sonora Branch

        On January 12, 1996, the Bank received regulatory approval to open a full service banking facility at the Crossroads Shopping Center and entered into a five-year lease with a non-affiliated third party on January 12, 1996 for a 2,500 square foot facility. On August 28, 1998, the Bank relocated from the Crossroads Shopping Center to a larger facility of 3,131 square feet in a nearby shopping center. As part of the move the Bank entered into a ten-year lease with a non-affiliated third party. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

(7)
Turlock Branches

        On September 1, 1995, the Bank opened a branch in Turlock, California. In May 1995 the Bank acquired 2 lots for $297,000 at 2001 Geer Road, Turlock. The Bank completed the construction of a permanent facility in February 1997 at a cost of approximately $694,000 and the facility is approximately 3,300 square feet. In July, 2003, this building was sold to a private investor and leased back for one year. Management intends to relocate the operations of this branch to 2891 Geer Road, Turlock, CA in 2004.

        In October 2002, the Bank received approval to purchase another facility. The new facility includes approximately 10,000 square feet at a cost of approximately $1,300,000. The building is located at 2891 Geer Road, Turlock, CA. The building was purchased from Foster Farms. It is anticipated that the Geer Road Turlock branch will relocate to this facility in the future.

        In September 2003, the Bank entered into a three-year lease to relocate the downtown Turlock branch located at 130 Main Street, Turlock to 241 Main Street Turlock. This new facility includes approximately 3,900 square feet. The building was remodeled at a cost of approximately $201,000. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

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

(9)
Acquired Branches—Dos Palos, Livingston, and Mariposa

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

        In September, 2000, the Bank opened a second full service office. The Bank entered into a 10 year lease with a nonaffiliated party for an approximately 4,755 square foot facility located at 1330 East Shaw Avenue, Fresno, California. The new lease became effective July 1, 2000. Management believes the facility will be adequate to accommodate the banking operation for the foreseeable future.

        In June 2002 the Bank received regulatory approval to purchase Regency Investment Advisors which is located at 7060 N. Fresno Street, Fresno, California. The Bank entered into a facility lease agreement dated April 2002 for a term of 1 year with two 6 month extension options. Management is currently reviewing various alternatives related to this facility and the operations of Regency Investment Advisors.

        In April 2003 the bank opened a full service banking facility located at 128 West Nees Avenue, Fresno, California. The Bank entered into a one-year lease with one six-month option to renew with a nonaffiliated third party for approximately 1,600 square feet of office space. Management believes that this facility will be adequate to accommodate the operation of this branch until the River Park property construction is complete. At the completion of the River Park Plaza, this branch will move to that location. The Bank has entered into a fifteen year lease for approximately 4,200 square feet of office space with a nonaffiliated third party. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

        In October 2003, the Bank deposited $10,000 of earnest money to enter into a ten-year lease of a facility currently under construction at 2625 Divisadero Street in Fresno, California. This site is being built to serve as a full service retail branch. Construction should be completed by the second quarter of 2004.

(12)
San Francisco Branch

        In March 2001, the Bank opened a full service office in San Francisco, California. The current facility is located at 130 Battery Street in San Francisco. Effective March 1, 2001, the Bank entered into a 5 year lease with a nonaffiliated party for approximately 2,880 square feet of office space at this location. Management believes the facility will be adequate to accommodate the operation of the branch in San Francisco for the foreseeable future.

(13)
Stockton Branch

        In June 2001, the Bank opened a full service banking facility located at 4609 Quail Lakes Drive in Stockton, California. The Bank entered into a five-year lease with a nonaffiliated third party for approximately 1,740 square feet of office space. Management believes that this facility will be adequate to accommodate the operation of this branch for the foreseeable future.

(14)
Annex

        In April 2002, an additional 2225 square foot of office space was leased at 470 W. Main Street Merced, California. Several departments were relocated. In June 2003 an additional 1200 square feet was added and more departments were relocated.

        In November, 2003, an additional 600 square feet of office space was leased at 1636 Canal Street Merced, California. The appraisal department was relocated to this location.

(15)
Support Center

        In November 2003, a building located at 1235 W. Main Street in Merced was purchased for approximately $1,847,000. The facility is approximately 24,915 square feet. After the building is remodeled in 2004, several service and support departments are scheduled to be relocated to this facility. Management believes that this facility will be adequate to accommodate the operation of Company support functions for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        As of December 31, 2003, the Company, is not a party to, nor is any of its properties the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities.

        The Company is, however, exposed to certain potential claims encountered in the normal course of business. In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations in the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matters to a vote of security holders in the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        For information concerning the market for the Company's common stock and related shareholder matters, see page 28 of the Company's 2003 Annual Report to Shareholders incorporated herein by reference.

        For information concerning the Company's dividend policy, see the "Capital Resources" discussion on page 11 of the Company's 2003 Annual Report to Shareholders incorporated herein by reference.

Market for Company's Common Stock and Related Stock Matters

        The Company's stock is included for quotation on the Nasdaq National Market System with a stock quotation symbol of CCOW. The following table indicates the range of high and low bid prices for the period shown, based upon information provided by the Nasdaq National Market System. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. There were approximately 1,700 CCOW shareholders as of December 31, 2003.

2003	High	Low
4th quarter	$41.25	$32.32
3rd quarter	35.30	24.34
2nd quarter	26.58	23.83
1st quarter	26.31	22.30
2002	High	Low
4th quarter	$23.95	$17.11
3rd quarter	20.05	16.85
2nd quarter	22.00	17.68
1st quarter	$20.11	$14.50

ITEM 6. SELECTED FINANCIAL DATA

        For selected consolidated financial data concerning the Company, see page 17 of the Company's 2003 Annual Report to Shareholders incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For management's discussion and analysis of financial condition and results of operations, see pages 18 through 28 of the Company's 2003 Annual Report to Shareholders incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For management's discussion and analysis of market risk and interest rate risk management, see pages 18 through 28 of the Company's 2003 Annual Report to Shareholders incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Audited Consolidated Balance Sheets as of December 31, 2003 and 2002 and Audited Consolidated Statements of Income and Comprehensive Income, Shareholders' Equity and Cash Flows for the fiscal years ended December 31, 2003, 2002, and 2001 appear on pages 30 through 33 of the Company's 2003 Annual Report to Shareholders incorporated herein by reference. Notes to the Consolidated Financial Statements appear on pages 34 through 54 of the Company's 2003 Annual Report to Shareholders incorporated herein by reference. The Independent Auditors' Report appears on page 29 of the Company's 2003 Annual Report to Shareholders incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in and there were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's management, including its chief executive office and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934.

        Based on the evaluation, the chief executive officer and chief financial officer concluded that as of the end of the period covered by this report the disclosure controls and procedures were adequate and effective, and that the material information required to be included in this report, including information from the Company's consolidated subsidiaries, was made known to the chief executive officer and chief financial officer by others within the Company in a timely manner, particularly during the period when this annual report on Form 10-K was being prepared.

CHANGES IN INTERNAL CONTROLS

        There was no change in our internal control over financial reporting that occurred during the last quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As permitted by the Securities and Exchange Commission's rules relating to Form 10-K, the information called for by this item is incorporated by reference from the section of the Company's 2004 Proxy Statement titled "Election of Directors," which is to be filed on or about March 12, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        As permitted by the Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company's 2004 Proxy Statement titled "Information Pertaining to Election of Directors," which is to be filed on or about March 12, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As permitted by the Securities and Exchange Commission's rules relating to Form 10-K, the information called for by this item is incorporated by reference from the sections of the Company's 2004 Proxy Statement, titled "Beneficial Ownership of Management" and "Principal Shareholders" which is to be filed on or about March 12, 2004.

Securities authorized for issuance under equity compensation plans.

  (a)
  The information in the following table is provided as of the end of the fiscal year ended December 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	356,483	$12.307	201,225
Equity compensation plans not approved by security holders	—	—	—

Total	356,483	$12.307	201,225

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As permitted by the Securities and Exchange Commission's rules relating to Form 10-K, the information called for by this item is incorporated by reference from the Company's Proxy Statement, which was filed on or about March 12, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        As permitted by the Securities and Exchange Commission, the information called for by this item is incorporated by reference from the sections of the Company's 2004 Proxy Statement titled "Auditor Fees," and "Audit Committee," which is to be filed on or about March 12, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Financial Statements and Schedules

        An index of all financial statements and schedules filed as part of this Form 10-K appears below and the material which begins on the pages of the Company's Annual Report to Shareholders for the year ended December 31, 2003 listed, are incorporated herein by reference in response to Item 8 of this report.

*
Incorporated by reference from the indicated pages of the 2003 Annual Report.

Schedules:

        None

(b)   Reports on Form 8-K

        During the fourth quarter of 2004, the Company filed a Current Report on 8-K dated December 3, 2003 (Items 7 and 10).

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

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004.

CAPITAL CORP OF THE WEST
By:	/s/ THOMAS T. HAWKER THOMAS T. HAWKER President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ R. DALE MCKINNEY R. DALE MCKINNEY Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DOROTHY L. BIZZINI DOROTHY L. BIZZINI	Director	March 12, 2004
/s/ JERRY E. CALLISTER JERRY E. CALLISTER	Director	March 12, 2004
/s/ JOHN FAWCETT JOHN FAWCETT	Director	March 12, 2004
/s/ G MICHAEL GRAVES G MICHAEL GRAVES	Director	March 12, 2004
/s/ THOMAS T. HAWKER THOMAS T. HAWKER	Director/CEO and Principal Executive Officer	March 12, 2004
/s/ CURTIS RIGGS CURTIS RIGGS	Director	March 12, 2004

/s/ JERRY TAHAJIAN JERRY TAHAJIAN	Director	March 12, 2004
/s/ JAMES W. TOLLADAY JAMES W. TOLLADAY	Director	March 12, 2004
/s/ TOM A.L. VAN GRONINGEN TOM A.L. VAN GRONINGEN	Chairman of the Board of Directors	March 12, 2004

Exhibit Index

        The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this 10-K. Exhibits not attached to this 10-K are incorporated by reference as stated in the Index:

Exhibit Number	Exhibit
3.1	Articles of Incorporation
3.2	Bylaws (filed as Exhibit 3.2 of the Company's September 30, 1996 Form 10-Q filed with the SEC on or about November 14, 1996)
3.3
Rights Agreement between Capital Corp of the West and Harris Trust Company of California dated as of September 26, 1997, including Form of Right Certificate attached thereto as Exhibit B and Certificate of Determination for Series A Junior Participating Preferred Stock (filed as Exhibit 4 to the Company's Registration Statement on Form 8-A filed with the SEC on October 1, 1997).
4.1
Indenture, dated as of February 22, 2001 between Capital Corp of the West, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2003)
4.2
Amended and Restated Declaration of Trust by and between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and Capital Corp of the West, as Sponsor (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2003)
4.3	Indenture, dated as of December 17, 2003 between Capital Corp of the West, as Issuer, and U S. Bank National Association as Trustee
4.4
Amended and Restated Declaration of Trust by and among U. S. Bank National Association, as Institutional Trustee, and Capital Corp of the West, as Sponsor and Kenneth K. Lee, Janey Cabral, and David Curtis, as Administrators, dated as of December 17, 2003.
10	Employment Agreement between Thomas T. Hawker and Capital Corp. of the West (Filed as Exhibit 10 of the Company's 1996 Form 10-K filed with the SEC on or about June 30, 1997).	*
10.1	Administration Construction Agreement (filed as Exhibit 10.4 of the Company's 1995 Form 10-K filed with the SEC on or about March 31, 1996).
10.2	Stock Option Plan (filed as Exhibit 10.6 of the Company's 1995 Form 10-K filed with the SEC on or about March 31, 1996).	*
10.4	Employee Stock Ownership Plan (filed as Exhibit 10.8 of the Company's 1995 Form 10-K filed with the SEC on or about March 31, 1996).
10.5	Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the West (filed as Exhibit 10.6 of the Company's 1999 Form 10-K with the SEC on or about March 17, 2000).	*
10.6	Deferred Compensation Agreement between members of the board of directors and Capital Corp of the West (filed as exhibit 10.7 of the Company's 1999 Form 10-K with the SEC on or about March 17, 2000).	*
10.7
	Executive Salary Continuation Agreement between certain members of executive management and Capital Corp of the West (filed as Exhibit 10.8 of the Company's 1999 Form 10-K with the SEC in or about March 17, 2000).	*

10.9
	Executive Salary Continuation Agreement between senior executive management and Capital Corp of the West (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2003)	*
11	Statement Regarding the Computation of Earnings Per Share is incorporated herein by reference from Note 1 of the Company's Consolidated Financial Statements.
13	Annual Report to Security Holders.
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K dated December 3, 2003)
21	List of subsidiaries.
23	Independent Auditors' Consent Letter.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Denotes management contract or compensatory plan or arrangement.

QuickLinks

Capital Corp of the West Table of Contents
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
Exhibit Index