Form 10-Q
period 2004-03-31
CAPITAL CORP OF THE WEST
filed 2004-05-10
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2004

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of March 31, 2004 was 5,690,602.  No shares of preferred stock, no par value, were outstanding at March 31, 2004.

Capital Corp of the West

Capital Corp of the West

Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$40,951	$44,292
Federal funds sold	2,025	1,190
Time deposits at other financial institutions	350	350
Investment securities available for sale, at fair value	281,716	275,403
Investment securities held to maturity at cost, fair value of $103,921 and $97,295 at March 31, 2004 and December 31, 2003	102,191	96,612
Loans, net of allowance for loan losses of $13,575 and $13,263 at March 31, 2004 and December 31, 2003	774,806	750,989
Interest receivable	5,921	6,045
Premises and equipment, net	17,331	16,557
Goodwill and other intangible assets	2,482	2,649
Cash value of life insurance	24,355	24,138
Investment in housing tax credit limited partnerships	8,621	8,717
Other assets	6,808	7,600

Total assets	$1,267,557	$1,234,542

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$197,705	$206,709
Negotiable orders of withdrawal	137,505	136,975
Savings	343,297	330,023
Time, under $100,000	184,669	182,363
Time, $100,000 and over	175,580	172,738
Total deposits	1,038,756	1,028,808

Borrowed funds	113,348	92,817
Junior Subordinated Debentures	16,496	16,496
Accrued interest, taxes and other liabilities	4,563	6,936
Total liabilities	1,173,163	1,145,057

Preferred stock, no par value; 10,000,000 shares authorized; None outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,690,602 and 5,660,739 issued & outstanding at March 31, 2004 and December 31, 2003	54,734	54,228
Retained earnings	38,174	34,816
Accumulated other comprehensive income	1,486	441

Total shareholders’ equity	94,394	89,485

Total liabilities and shareholders’ equity	$1,267,557	$1,234,542

See accompanying notes

Capital Corp of the West

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2004	2003
Interest income:
Interest and fees on loans	$13,148	$11,333
Interest on deposits with other financial institutions	2	2
Interest on investments held to maturity:
Taxable	601	766
Non-taxable	480	55
Interest on investments available for sale:
Taxable	2,653	2,176
Non-taxable	11	272
Interest on federal funds sold	11	39
Total interest income	16,906	14,643

Interest expense:
Interest on negotiable orders of withdrawal	15	14
Interest on savings deposits	765	580
Interest on time deposits, under $100	1,083	1,120
Interest on time deposits, $100 and over	927	989
Interest on Subordinated Debentures	264	157
Interest on other borrowings	1,065	1,151
Total interest expense	4,119	4,011

Net interest income	12,787	10,632
Provision for loan losses	620	671
Net interest income after provision for loan losses	12,167	9,961

Noninterest income:
Service charges on deposit accounts	1,434	1,277
Increase in cash surrender value of life insurance policies	234	246
Other	772	807
Total noninterest income	2,440	2,330

Noninterest expenses:
Salaries and related benefits	5,056	4,503
Premises and occupancy	779	670
Equipment	826	759
Professional fees	370	274
Supplies	222	235
Marketing	348	260
Intangible amortization	167	170
Other	1,558	1,489
Total noninterest expenses	9,326	8,360

Income before provision for income taxes	5,281	3,931
Provision for income taxes	1,637	904
Net income	$3,644	$3,027
Comprehensive income:
Unrealized gain (loss) on securities arising during the period	1,045	(355)
Comprehensive income	$4,689	$2,672
Basic earnings per share	$0.64	$0.54
Diluted earnings per share	$0.62	$0.52

See accompanying notes

Capital Corp of the West

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)	Common Stock		Retained earnings	Accumulated other comprehensive income	Total
	Number of shares	Amounts

Balance, December 31, 2003	5,661	$54,228	$34,816	$441	$89,485

Exercise of stock options	26	346	—	—	346

Issuance of shares pursuant to 401K and ESOP plans	4	160	—	—	160

Net change in fair market value of investment securities and swaps, net of tax benefit of $726	—	—	—	1,045	1,045

Cash dividend	—	—	(286)		(286)

Net income	—	—	3,644	—	3,644

Balance, March 31, 2004	5,691	$54,734	$38,174	$1,486	$94,394

See accompanying notes

Capital Corp of the West

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	3 months ended March 31, 2004	3 months ended March 31, 2003
Operating activities:
Net income	$3,644	$3,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	620	671
Depreciation, amortization and accretion, net	1,445	1,276
Net increase in interest receivable & other assets	(89)	(4,187)
Net increase in deferred loan fees	214	129
Net decrease in accrued interest payable & other liabilities	(2,373)	(441)
Net cash provided by operating activities	3,461	475

Investing activities:
Investment securities purchases - available for sale securities	(19,270)	(41,505)
Investment securities purchases - held to maturity securities	(8,325)	(10,111)
Proceeds from maturities of available for sale investment securities	8,839	15,952
Proceeds from maturities of held to maturity investment securities	2,746	5,964
Net increase in time deposits in other financial institutions	—	(100)
Proceeds from sales of securities, available for sale	5,577	—
Proceeds from sales of loans	1,205	1,991
Net increase in loans	(26,265)	(24,150)
Purchases of premises and equipment	(1,173)	(1,739)
Net cash used in investing activities	(36,666)	(53,698)

Financing activities:
Net increase (decrease) in demand, NOW and savings deposits	4,800	(13,673)
Net increase (decrease) in certificates of deposit	5,148	(13,935)
Net proceeds from other borrowings	20,531	40,805
Payment of cash dividends	(286)	—
Issuance of shares pursuant to 401K and ESOP plans	160	—
Exercise of stock options	346	40
Net cash provided by financing activities	30,699	13,237

Net decrease in cash and cash equivalents	(2,506)	(39,986)

Cash and cash equivalents at beginning of period	45,482	73,183
Cash and cash equivalents at end of period	$42,976	$33,197

Cash paid during the quarter:
Interest paid	$3,703	$3,488
Income tax payments	5,761	—
Supplemental disclosure of noncash investing and financing activities:
Investment securities unrealized gains (losses) and swaps, net of tax	1,045	(355)

See accompanying notes

Capital Corp of the West

Notes to Consolidated Financial Statements

March 31, 2003 and December 31, 2002

(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995.  On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”).  During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, 10,000,000 shares of Authorized Preferred Stock.  As of March 31, 2004 there were 5,690,602 common shares outstanding, held of record by approximately 1,700 shareholders.  There were no preferred shares outstanding at March 31, 2004.  The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”), and County Investment Trust (“REIT”).  CAA is currently inactive.  The Company also has two unconsolidated trusts, County Statutory Trust and County Statutory Trust II (the “Trusts”).  In the second quarter of 2002, the Company purchased Regency Investment Advisors, Inc (“RIA”).  The Company has one wholly owned subsidiary, Capital West Group, Inc. (“CWG”).  CWG is currently inactive.  All references herein to the “Company” include the Company, the Company’s subsidiaries, the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

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

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at March 31, 2004 and December 2003 and the results of operations for the three month periods ended March 31, 2004 and 2003, and the statements of cash flows for the three months ended March 31, 2004 and 2003 have been included.  The interim results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report for the year ended December 31, 2003.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ended March 31, 2004 and 2003:

	For The Three Months Ended March 31,
(Dollars in thousands, except per share data)	2004	2003

Basic EPS computation:
Net income	$3,644	$3,027
Average common shares outstanding	5,673	5,592
Basic EPS	$0.64	$0.54

Diluted EPS Computations:
Net income	$3,644	$3,027
Average common shares outstanding	5,673	5,592
Effect of stock options	235	184
	5,908	5,776
Diluted EPS	$0.62	$0.52

The Company has intangible assets consisting of core deposit premiums and goodwill.  Core deposit premiums are amortized using an accelerated method over a period of ten years.  Intangible assets related to goodwill have not been amortized after December 31, 2001 but are reviewed periodically for potential impairment.  During 2004, management has determined there was no impairment of goodwill.  As of March 31, 2004 and December 31, 2003, the Company had unamortized core deposit premiums of $557,000 and $724,000, respectively.  Amortization of core deposit premiums and other intangibles was $167,000 and $170,000 during the first quarter of 2004 and 2003, respectively.  Core deposit premiums and other intangibles are scheduled to amortize at a rate of approximately $167,000 per quarter through the quarter ended December 31, 2004 and at a rate of $56,000 during the first quarter of 2005.  Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and from the purchase of three branches from Bank of America in December, 1997, respectively.

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

Had compensation cost for the Company’s option plans been determined in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	Three months ended March 31,
(dollars in thousands except per share amounts)	2004	2003

Net income:
As reported	$3,644	$3,027
Pro forma	$3,285	$2,851

Basic earnings per share:
As reported	$0.64	$0.54
Pro forma	$0.58	$0.51

Diluted earnings per share:
As reported	$0.62	$0.52
Pro forma	$0.56	$0.49

Stock-based employee compensation cost, net of related tax effects, included in net income:
As reported	$—	$—
Pro forma	$415	$176

Recent Accounting Pronouncements

In December 2003, FASB issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This Statement prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  The Statement  retains and revises the disclosure requirements contained in the original Statement 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretiment benefit plans.  The Statement generally is effective for fiscal years ending after December 15, 2003.  The Company currently does not have any postretirement benefit plans that are within the scope of this Statement.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in a “Variable Interest Equity” (“VIE”) through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company has adopted FIN 46R and applied it to existing VIEs in which the Company has variable interests.  As a result of adopting FIN 46R, the balance sheet line items related to Capital Securities and the related income statement effect of dividends on Capital Securities in the March 31, 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation.  The junior subordinated debentures issued to the Trusts as VIEs were reflected as long-term debt in the consolidated balance sheets at March 31, 2004 and December 31, 2003.  Prior to December 31, 2003, the Trusts were consolidated subsidiaries and were included in liabilities in the consolidated balance sheet, as “Capital Securities”.  The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

In March, 2004 the Emerging Issues Task Force (“EITF”) Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” consensus was published.  Issue No. 03-1 contained new guidance effectively codifying the provisions of SEC Staff Accounting Bulletin No. 59 and creates a new model that calls for new judgements and additional evidence gathering.  This EITF issue has not had an impact on the Company’s Consolidated Financial Statements.

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

Readers of the Company’s Form 10-Q should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2003 Annual Report on Form 10-K filed March 15, 2004.  These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.  Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio.  The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans.  Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources.  Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions.  Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Critical accounting policies and estimates

The company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, valuation of deferred income taxes and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. (See caption “Allowance for Loan Losses” for a more detailed discussion).

During 2003, California enacted tax legislation that added new penalties for institutions that engaged in strategies and transactions that the Franchise Tax Board (“FTB”) defined as abusive tax shelters.  The FTB gave taxpayers until April 15, 2004 to take advantage of a voluntary compliance initiative (“VCI”) that would allow taxpayers to amend prior year filings without being subject to the new tax shelter penalties.  On April 15, 2004, the Company took advantage of the VCI, amended tax returns for the tax years ended December 31, 2001 and 2002, and paid the Franchise Tax Board $2,411,000.  As part of this process, the Company maintained the legal rights to pursue a claim of refund from the Franchise Tax Board for the amounts paid, and has every intention of doing so.  Company management believes the strategy used is lawful and defensible, and intends to defend the tax position taken.  If the company is ultimately unsuccessful in its claims against California, it would adversely affect the Company’s financial condition and results of operations and the Company could be held liable for additional accuracy related penalties.  As of March 31, 2004, the Company had a cumulative recorded net tax benefit of $1,563,000 related to the REIT.

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries’ financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

Results Of Operations

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Overview.  For the three months ended March 31, 2004 the Company reported record net income of $3,644,000.  This compares to $3,027,000 for the same period in 2003 and represents an increase of $617,000 or 20%.  Basic and fully diluted earnings per share were $0.64 and $0.62 for the three months ended March 31, 2004. This compares to basic and fully diluted earnings per share of $0.54 and $0.52 for the three months ended March 31, 2003 and represents an increase of $0.10 per share for both basic and fully diluted earnings per share. The basic and fully diluted earnings per share are reflective of the 5% stock dividend paid in April, 2003.  The annualized return on average assets was 1.17% and 1.20% for the first three months of 2004 and 2003.  The Company’s annualized return on average equity was 15.83% and 15.37% for the three months ended March 31, 2004 and 2003.

Net Interest Income.  The Company’s primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three months ended March 31, 2004 totaled $12,787,000 and represented an increase of $2,155,000 or 20% when compared to the $10,632,000 achieved during the three months ended March 31, 2003.

Total interest and fees on earning assets were $16,906,000 for the three months ended March 31, 2004, an increase of $2,263,000 or 15% from the $14,643,000 for the same period in 2003.  The level of interest income is affected by changes in volume of and rates earned on interest-earning assets.  Interest-earning assets consist primarily of loans, investment securities and federal funds sold.  The increase in total interest income for the three months ended March 31, 2004 was primarily the result of an increase in volume of interest-earning assets.  Average interest-earning assets for the three months ended March 31, 2004 were $1,150,109,000 compared with $934,810,000 for the three months ended March 31, 2003, an increase of $215,299,000 or 23%.  Average interest rates earned on interest-earning assets were 5.96% for the three months ended March 31, 2004 compared with 6.41% for the same three months of 2003, a decrease of 45 basis points or 7%.  The modest decline in the interest rates earned between 2003 and 2004 was primarily the result of decreased market interest rates and the corresponding repricing of maturing and adjustable, higher yielding assets during the period.

Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities.  Interest-bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $4,119,000 for the three months ended March 31, 2004, compared with $4,011,000 for the three months ended March 31, 2003, an increase of $108,000 or 3%. This increase was primarily the result of a increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities were $952,111,000 for the three months ended March 31, 2004 compared with $775,508,000 for the same three months in 2003, an increase of $176,603,000 or 23%.  Average interest rates paid on interest-bearing liabilities were 1.74% for the three months ending March 31, 2004 compared with 2.10% for the same three months of 2003, a decrease in interest rates paid of 36 basis points or 17%.  The decline in the interest rates paid between 2003 and 2004 was primarily the result of decreased market interest rates and the corresponding repricing of maturing, higher yielding liabilities during the period.

The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets which has been accomplished by increasing the utilization of existing facilities and the addition of branches in Fresno, California.

The Company’s taxable equivalent net interest margin, the ratio of net interest income to average interest-earning assets, was 4.53% for the three months ended March 31, 2004 compared with 4.67% for the same period in 2003.  Net interest margin provides a measurement of the Company’s ability to employ funds profitably during the period being measured.  The Company’s decrease in net interest margin was primarily attributable to a larger decline in the interest rate earned on interest-earning assets than the decline in the interest rate paid on interest-bearing liabilities.  Loans as a percentage of average interest-earning assets decreased slightly to 67% for the three months ended March 31, 2004 compared with 68% for the three months ended March 31, 2003.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended March 31, 2004			Three months ended March 31, 2003
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$4,216	$11	1.05%	$13,349	$39	1.18%
Time deposits at other financial institutions	350	2	2.29	559	2	1.45
Taxable investment securities (1)	325,790	3,285	4.04	256,905	2,977	4.70
Nontaxable investment securities (1)	48,755	651	5.36	28,908	434	6.09
Loans, gross: (2)	770,998	13,148	6.84	635,089	11,333	7.24
Total interest-earning assets	1,150,109	17,097	5.96	934,810	14,785	6.41
Allowance for loan losses	(13,472)			(12,390)
Cash and due from banks	39,317			32,575
Premises and equipment, net	16,866			14,343
Interest receivable and other assets	48,088			39,062
Total assets	$1,240,908			$1,008,400

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$134,678	$15	0.04	$117,514	$14	0.05
Savings deposits	340,444	765	0.90	224,096	580	1.05
Time deposits	361,653	2,010	2.23	315,352	2,109	2.71
Other borrowings	98,840	1,065	4.32	112,360	1,151	4.15
Subordinated Debentures	16,496	264	6.42	6,186	157	10.29
Total interest-bearing liabilities	952,111	4,119	1.74	775,508	4,011	2.10

Noninterest-bearing deposits	190,585			148,426
Accrued interest, taxes and other liabilities	6,110			5,666
Total liabilities	1,148,806			929,600

Total shareholders’ equity	92,102			78,800
Total liabilities and shareholders’ equity	$1,240,908			$1,008,400

Net interest income and margin (3)		$12,978	4.53%		$10,774	4.67%

(1)                                  Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $160,000 and $107,000 for the three months ended March 31, 2004 and 2003.  Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $31,000 and $35,000 for the three months ended March 31, 2004 and 2003.

(2)                                  Amounts of interest earned included loan fees of $511,000 and $1,098,000 and loan costs of $102,000 and $737,000 for the three months ended March 31, 2004 and 2003, respectively.

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

Net Interest Income Variance Analysis:

	Three months ended March 31, 2004 compared to March 31, 2003
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$(24)	$(4)	$(28)
Taxable investment securities	756	(448)	308
Tax-exempt investment securities	275	(58)	217
Loans	2,448	(633)	1,815
Total:	$3,455	$(1,143)	$2,312

Increase (decrease) in interest expense:
Interest bearing demand	$2	$(1)	$1
Savings deposits	276	(91)	185
Time deposits	299	(398)	(99)
Other borrowings	(135)	49	(86)
Subordinated Debentures	185	(78)	107
Total:	$627	$(519)	$108

Increase (decrease) in net interest income	$2,828	$(624)	$2,204

Provision For Loan Losses.  The provision for loan losses for the three months ended March 31, 2004 was $620,000 compared with $671,000 for the three months ended March 31, 2003, a decrease of $51,000 or 8%. See “Allowance for Loan Losses” contained herein.  As of March 31, 2004 the allowance for loan losses was $13,575,000 or 1.72% of total loans compared to the allowance for loan losses of $13,263,000 or 1.74% of total loans as of December 31, 2003.  At March 31, 2004, nonperforming assets totaled $3,302,000 or 0.26% of total assets, nonperforming loans totaled $3,242,000 or 0.41% of total loans and the allowance for loan losses totaled 419% of nonperforming loans.  At December 31, 2003, nonperforming assets totaled $4,047,000 or 0.33% of total assets, nonperforming loans totaled $3,987,000 or 0.52% of total loans and the allowance for loan losses totaled 333% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Noninterest Income.  Noninterest income increased by $110,000 or 5% to $2,440,000 for the three months ended March 31, 2004 compared with $2,330,000 in the same period during 2003.  Service charges on deposit accounts increased by $157,000 or 12% to $1,434,000 for the three months ended March 31, 2004 compared with $1,277,000 for the same period in 2003.  The increase in fees is the result of growth obtained in total deposits and number of deposit customers.  Other noninterest income decreased by $35,000 or 4% for the three month period ended March 31, 2004 when compared to the same period in 2003.  The primary source of this decreased other income is a one-time gain was recorded in the first quarter of 2003 of $82,000 from the sale of the consumer credit card portfolio.

Noninterest Expense.  Noninterest expenses increased by $966,000 or 12% to $9,326,000 for the three months ended March 31, 2004 compared with $8,360,000 for the same period in 2003.  The primary components of noninterest expenses were salaries and employee benefits, premises and occupancy expenses, equipment expenses, professional fees, supplies expenses, marketing expenses, intangible amortization and other operating expenses.

For the three months ended March 31, 2004, salaries and related benefits increased by $553,000 or 12% to $5,056,000 from the $4,503,000 recorded for the same period in 2003. The salary expense increase was primarily the result of normal salary progression and increased support staff used in operations and regulatory support functions.  Premises and occupancy expenses increased by $109,000 or 16% to $779,000 for the three months ending March 31, 2004 from $670,000 during the same period in 2003.  The primary reason for the increase in occupancy costs in 2004 is related to remodeling charges for branch facilities in Dos Palos, Fresno, Mariposa and Modesto.  Equipment expenses increased by $67,000 or 9% to $826,000 during the three months ended March 31, 2004 from the $759,000 experienced during the same period in 2003.  The additional equipment expenses were primarily the result of branch and department equipment upgrades.  When comparing the results of the three months ended March 31, 2004 to the three months ended March 31, 2003, professional fees increased by $96,000 or 35%, marketing expenses increased by $88,000 or 34%, supplies expenses decreased by $13,000 or 5%, intangible amortization expenses decreased by $3,000, and other expenses increased $69,000 or 5% from 2003 levels. Increased professional fees in 2004 were the result of an increased use of consultants in the officer recruitment process, technology implementation projects, and internal control processes reviews.  The increase marketing expenses were primarily the result of increased public relations expenses.  The decrease in supplies expenses was related to decreased printing costs.  The decrease in intangible amortization expense is related to the complete amortization of the start-up costs of the holding company during 2003.   The increased other expenses were primarily the result of increased correspondent bank charges caused be increased transaction volumes.

Provision For Income Taxes.  The Company recorded an increase of $733,000 or 81% in the income tax provision to $1,637,000 for the three months ended March 31, 2004 compared to the $904,000 recorded for the same period in 2003.  During the first quarter of 2004 and 2003, the Company achieved an effective tax rate of 31% and 23%, respectively.  The effective tax rate for the first quarter of 2003 includes a REIT benefit that was reversed in the fourth quarter of 2003 when the Franchise Tax Board listed certain REIT transactions as abusive tax shelters.  For the full year 2003, the Company’s effective tax rate was 26%.  The increase in the effective tax rate in 2004 was primarily the result of the elimination of a recorded tax benefit related to the Bank’s REIT as well as increased levels of taxable earnings.

Financial Condition

 Total assets at March 31, 2004 were $1,267,557,000, an increase of $33,015,000 or 3% compared with total assets of $1,234,542,000 at December 31, 2003.  Net loans were $774,806,000 at March 31, 2004, an increase of $23,817,000 or 3% compared with net loans of $750,989,000 at December 31, 2003.  Deposits were $1,038,756,000 at March 31, 2004, an increase of $9,948,000 or 1% compared with deposits of $1,028,808,000 at December 31, 2003.  The increase in total assets of the Company between December 31, 2003 and March 31, 2004 was primarily the result of an increase in borrowings that were obtained to fund additional purchases of investment securities.

Total shareholders’ equity was $94,394,000 at March 31, 2004, an increase of $4,909,000 or 5% from the $89,485,000 at December 31, 2003. The growth in shareholders’ equity between December 31, 2003 and March 31, 2004 was achieved through the retention of accumulated earnings plus an increase in other comprehensive income.  Other comprehensive income consists of changes in the fair market value compared to book value of available for sale investment securities and valuation changes in the Bank’s interest rate swap, net of estimated federal and state income taxes.

 Off-Balance Sheet Commitments.  The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	March 31, 2004	December 31, 2003

Letters of credit	$13,768	$7,380
Commitments to extend credit	342,667	348,282
Total	$356,435	$355,662

Other Interest-Earning Assets.  The following table relates to other interest-earning assets not disclosed previously for the dates indicated.  This item consists of bank owned life insurance, some of which are universal life insurance policies that are informally linked to a salary continuation plan for the Company’s executive management and deferred retirement benefits for participating board members.  The remainder of the bank owned life insurance is owned as a way to help offset the costs of employee benefit plans.  Income from all these policies is reflected in noninterest income.

(Dollars in thousands)	At March 31, 2004	At December 31, 2003

Cash surrender value of life insurance	$24,355	$24,138

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

The following table summarizes nonperforming assets of the Company at March 31, 2004 and December 31, 2003:

(Dollars in thousands)	March 31, 2004	December 31, 2003

Nonaccrual loans	$2,779	$3,987
Accruing loans past due 90 days or more	463	—
Total nonperforming loans	3,242	3,987
Other real estate owned	60	60
Total nonperforming assets	$3,302	$4,047

Nonperforming loans to total loans	0.41%	0.52%
Nonperforming assets to total assets	0.26%	0.33%

Contractual accrued interest income on loans on nonaccrual status as of March 31, 2004 and 2003, that would have been recognized if the loans had been current in accordance with their original terms was approximately $61,000 and $41,000, respectively.

At March 31, 2004, nonperforming assets represented 0.26% of total assets, a decrease of 7 basis point when compared to the 0.33% at December 31, 2003.  Nonperforming loans represented 0.41% of total loans at March 31, 2004, a decrease of 11 basis points compared to the 0.52% at December 31, 2003.  Nonperforming loans that were secured by first deeds of trust on real property were $0 at March 31, 2004 and December 31, 2003.  The decrease in nonperforming loans and nonperforming assets was primarily the result of the continuation of a strong real estate market that has allowed for successful workouts on a few struggling commercial real estate and agricultural properties.  Other forms of collateral such as inventory and equipment secured a portion of the nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

At March 31, 2004 and December 31, 2003, the Company had $60,000 invested in one property that had been acquired through foreclosure.  The property was carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses.  The Company does not expect to sell its one remaining property within the next twelve month period due to the fact that the property is subject to a lifetime tenancy for the current occupant of the residence.  During the first quarter of 2004, no new foreclosure properties were acquired or sold.  No assurance can be given that the Company will sell the remaining property during 2004 or at any time or the amount for which the property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At March 31, 2004 and December 31, 2003, impaired loans were measured based on the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Impaired loans at March 31, 2004 were $3,242,000 for which the Company made provisions to the allowance for loan losses of approximately $486,000.

Except for loans that are disclosed above, there were no assets as of March 31, 2004, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company’s loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the three months ended March 31, 2004 and 2003, and for the year ended December 31, 2003.

	March 31		December 31 2003
	2004	2003
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$13,263	$12,134	$12,134
Provision for loan losses	620	671	2,455
Charge-offs:
Commercial and agricultural	249	6	1,010
Real estate - mortgage	—	—	29
Consumer	201	306	956
Total charge-offs	450	312	1,995
Recoveries
Commercial and agricultural	21	69	302
Consumer	121	128	367
Total recoveries	142	197	669
Net charge-offs	308	115	1,326
Balance at end of period	$13,575	$12,690	$13,263

Loans outstanding at period-end	$788,380	$655,328	$764,252
Average loans outstanding	$770,998	$635,089	$687,419

Annualized net charge-offs to average loans	0.16%	0.07%	0.19%
Allowance for loan losses
To total loans	1.72%	1.94%	1.74%
To nonperforming loans	418.73%	579.98%	332.70%
To nonperforming assets	411.07%	564.50%	327.74%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off.  The Company recorded provisions for loan losses in the first three months of 2004 of $620,000 compared with $671,000 in the same period of 2003. The decrease in loan loss provisions in 2004 was related to the overall improvement in graded loans in the first quarter of 2004 when compared to the same period in 2003.  The Company’s charge-offs, net of recoveries, were $308,000 for the three months ended March 31, 2004 compared with $115,000 for the same three months in 2003.  The increase in net charge-offs for the first quarter of 2004 was primarily due to increased charge-offs that occurred within the commercial and agricultural segment of the loan portfolio.  The increased charge-offs in this segment were primarily attributable to problems specific to individual borrowers rather than market or industry concerns that apply to a broader customer base.

As of March 31, 2004, the allowance for loan losses was $13,575,000 or 1.72% of total loans outstanding, compared with $13,263,000 or 1.74% of total loans outstanding as of December 31, 2003 and $12,690,000 or 1.94% of total loans outstanding as of March 31, 2003.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold.  The Company’s liquid assets totaled $325,042,000 and $321,235,000 on March 31, 2004 and December 31, 2003, respectively, and constituted 26% of total assets on both those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total pledged securities were $323,425,000 at March 31, 2004 compared with $295,024,000 at December 31, 2003.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bank, Union Bank of California, Wells Fargo

Bank and First Tennessee Bank aggregating $190,089,000 of which $107,815,000 was outstanding as of March 31, 2004 and $83,346,000 was outstanding as of December 31, 2003. The increase in borrowings outstanding during the first quarter of 2004 produced an inflow of funds that were used to purchase additional investment securities.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company’s liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

Capital Resources.  Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the Company has been internally generated capital through retained earnings.  The Company’s shareholders’ equity increased by $4,909,000 or 5% from December 31, 2003 to March 31, 2004.  This increase was caused by the retention of accumulated earnings and the increase in the unrealized gain on investment securities during the 1st quarter of 2004.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Management believes, as of March 31, 2004, that the Company and the Bank met all applicable capital requirements.  The Company’s leverage capital ratio at March 31, 2004 was 8.50% as compared with 8.55% as of December 31, 2003.  The Company’s total risk based capital ratio at March 31, 2004 was 11.77% as compared to 11.57% as of December 31, 2003.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of March 31, 2004 and were summarized as follows:

Dollars in thousands	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
Consolidated	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004
Total capital (to risk weighted assets)	$117,851	11.77%	$80,082	8.0%	$100,103	10.0%
Tier 1 capital (to risk weighted assets)	105,325	10.52	40,041	4.0	60,062	6.0
Leverage ratio*	105,325	8.50	49,537	4.0	61,921	5.0

The Bank:
As of March 31, 2004
Total capital (to risk weighted assets)	$107,031	10.72%	$79,859	8.0%	$99,823	10.0%
Tier 1 capital (to risk weighted assets)	94,541	9.47	39,929	4.0	59,894	6.0
Leverage ratio*	94,541	7.65	49,446	4.0	61,808	5.0

* The leverage ratio consists of Tier 1 capital divided by adjusted quarterly average assets.  The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

The Company has adopted a formal dividend policy, however dividends are issued solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory requirements.  The Company began paying a $0.05 per share quarterly cash dividend in the first quarter of 2004.  In order to pay any cash dividends, the Company must receive payments of dividends or management fees from the Bank.  There are certain regulatory limitations on the payment of cash dividends by banks.

Notwithstanding regulatory restrictions, in order for the Company to maintain a 10% risk weighted capital ratio, the Company had the ability to pay cash dividends at March 31, 2004 of $17,748,000.  Any future dividends will depend upon the Board’s determination as to whether a dividend is appropriate in light of the financial condition of the Company and applicable restrictions.

Deposits.  Deposits are the Company’s primary source of funds.  At March 31, 2004, the Company had a deposit mix of 33% in savings deposits, 35% in time deposits, 13% in interest-bearing checking accounts and 19% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At March 31, 2004, the Company had brokered deposits of $15,299,000.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)

Three months or less	$65,407	$68,249
Over three to six months	39,523	37,829
Over six to twelve months	41,578	31,060
Over twelve months	29,072	35,600
Total	$175,580	$172,738

Borrowed Funds

Borrowed funds increased by $20,531,000 or 22% to $113,348,000 at March 31, 2004 compared to the $92,817,000 outstanding at December 31, 2003.  The increase in borrowed funds during the first quarter of 2004 was primarily due to the use of a leveraged investment strategy that uses additional FHLB borrowings to fund purchases of investment securities within the Bank’s investment portfolio.

Return on Equity and Assets

	Three months ended March 31 2004	Three months ended March 31 2003	Year ended December 31 2003

Annualized return on average assets	1.17%	1.20%	1.23%
Annualized return on average equity	15.83%	15.37%	16.43%
Dividend payout ratio	8.06%	—%	—%
Average equity to average assets	7.42%	7.82%	7.46%

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

It is the opinion of management there has been no material change in the Company’s market risk during the first quarter of 2004 when compared to the level of market risk at December 31, 2003.  If interest rates were to suddenly and materially fall from levels experienced during the first quarter of 2004, the Company could become susceptible to an increased level of market risk.

Item 4.                                   Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive office and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined by Rules 13a - 15(e) under the Securities Exchange Act of 1934.

Based on the evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date the disclosure controls and procedures were adequate and effective, and that the material information required to be included in this report, including information from the Company’s consolidated subsidiaries, was properly recorded, processed, summarized and reported, and was made known to the chief executive officer and chief financial officer by others within the Company in a timely manner, particularly during the period when this quarterly report on Form 10-Q was being prepared.

Changes In Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.                                                           Legal Proceedings

The Company is a party to routine litigation in the ordinary course of its business.  In the opinion of management, pending and threatened litigation is not likely to have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.                                                           Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

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

See Exhibit Index

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST
(Registrant)

Date: May 9, 2004	By	/s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: May 9, 2004	By	/s/ R. Dale McKinney
R. Dale McKinney
Chief Financial Officer

Exhibit Index

The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this 10-K.  Exhibits not attached to this 10-K are incorporated by reference as stated in the Index:

Exhibit Number	Exhibit
10	Employment Agreement between Thomas T. Hawker and Capital Corp. of the West	*

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Denotes management contract or compensatory plan arrangement.