Form 10-Q
period 2004-06-30
CAPITAL CORP OF THE WEST
filed 2004-08-09
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2004

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of June 30, 2004 was 5,754,060.  No shares of preferred stock, no par value, were outstanding at June 30, 2004.

Capital Corp of the West

Capital Corp of the West

Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$47,979	$44,292
Federal funds sold	21,200	1,190
Time deposits at other financial institutions	350	350
Investment securities available for sale, at fair value	267,832	275,403
Investment securities held to maturity at cost, fair value of $98,089 and $97,295 at June 30, 2004 and December 31, 2003	99,929	96,612
Loans, net of allowance for loan losses of $13,757 and $13,263 at June 30, 2004 and December 31, 2003	803,974	750,989
Interest receivable	6,296	6,045
Premises and equipment, net	18,469	16,557
Goodwill and other intangible assets	2,315	2,649
Cash value of life insurance	27,616	24,138
Investment in housing tax credit limited partnerships	8,592	8,717
Other assets	9,628	7,600

Total assets	$1,314,180	$1,234,542

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$226,067	$206,709
Negotiable orders of withdrawal	145,065	136,975
Savings	358,802	330,023
Time, under $100,000	183,689	182,363
Time, $100,000 and over	160,924	172,738
Total deposits	1,074,547	1,028,808

Borrowed funds	122,902	92,817
Junior subordinated debentures	16,496	16,496
Accrued interest, taxes and other liabilities	5,062	6,936
Total liabilities	1,219,007	1,145,057

Preferred stock, no par value; 10,000,000 shares authorized; None outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,754,060 and 5,660,739 issued & outstanding at June 30, 2004 and December 31, 2003	55,750	54,228
Retained earnings	41,766	34,816
Accumulated other comprehensive income	(2,343)	441

Total shareholders’ equity	95,173	89,485

Total liabilities and shareholders’ equity	$1,314,180	$1,234,542

See accompanying notes to consolidated financial statements

Capital Corp of the West

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$13,591	$12,086	$26,739	$23,419
Interest on deposits with other financial institutions	2	3	4	5
Interest on investments held to maturity:
Taxable	564	714	1,165	1,480
Non-taxable	512	55	992	110
Interest on investments available for sale:
Taxable	2,585	2,319	5,238	4,495
Non-taxable	10	273	21	545
Interest on federal funds sold	30	51	41	90
Total interest income	17,294	15,501	34,200	30,144

Interest expense:
Interest on negotiable orders of withdrawal	17	14	32	28
Interest on savings deposits	753	643	1,518	1,223
Interest on time deposits, under $100,000	1,052	1,104	2,135	2,224
Interest on time, $100,000 and over	882	1,061	1,809	2,050
Interest on subordinated debentures	265	158	529	315
Interest on other borrowings	1,167	1,193	2,232	2,344
Total interest expense	4,136	4,173	8,255	8,184

Net interest income before provision for loan losses	13,158	11,328	25,945	21,960
Provision for loan losses	621	482	1,241	1,153
Net interest income after provision for loan losses	12,537	10,846	24,704	20,807

Noninterest income:
Service charges on deposit accounts	1,580	1,357	3,014	2,634
Increase in cash surrender value of life insurance policies	262	271	496	517
Other	749	773	1,521	1,580
Total noninterest income	2,591	2,401	5,031	4,731

Noninterest Expense:
Salaries and related benefits	5,438	4,934	10,494	9,437
Equipment	746	702	1,572	1,461
Premises and occupancy	764	712	1,543	1,382
Professional fees	398	484	768	758
Marketing	152	248	500	508
Intangible amortization	166	170	333	340
Supplies	178	197	400	432
Other	1,546	1,391	3,104	2,880
Total noninterest expense	9,388	8,838	18,714	17,198

Income before income taxes	5,740	4,409	11,021	8,340
Provision for income taxes	1,860	1,014	3,497	1,918
Net income	$3,880	$3,395	$7,524	$6,422
Comprehensive Income:
Unrealized loss on securities arising during the period, net	(3,829)	(237)	(2,784)	(592)
Comprehensive income	$51	$3,158	$4,740	$5,830

Basic earnings per share	$0.68	$0.61	$1.32	$1.15
Diluted earnings per share	$0.66	$0.59	$1.27	$1.11

See accompanying notes to consolidated financial statements

Capital Corp of the West

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock			other
(Amounts in thousands)	Number of shares	Amounts	Retained earnings	comprehensive income (loss)	Total

Balance, December 31, 2003	5,661	$54,228	$34,816	$441	$89,485

Exercise of stock options	74	898	—	—	898

Issuance of shares pursuant to 401k and ESOP plans	19	624	—	—	624

Net Change in fair market value of investment securities and swaps, net of tax benefit of $1,807	—	—	—	(2,784)	(2,784)

Cash dividend	—	—	(574)	(574)

Net income	—	—	7,524	—	7,524

Balance, June 30, 2004	5,754	$55,750	$41,766	$(2,343)	$95,173

See accompanying notes to consolidated financial statements

Capital Corp of the West

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	6 months ended June 30, 2004	6 months ended June 30, 2003
Operating activities:
Net income	$7,524	$6,422
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	1,241	1,153
Depreciation, amortization and accretion, net	3,197	2,361
Net increase in interest receivable & other assets	(4,098)	(6,858)
Net increase in deferred loan fees	755	495
Net (decrease) increase in accrued interest, taxes & other liabilities	(1,874)	950
Net cash provided by operating activities	6,745	4,523

Investing activities:
Investment securities purchases – available for sale securities	(40,632)	(48,199)
Investment securities purchases – held to maturity securities	(9,283)	(48,150)
Proceeds from maturities of available for sale investment securities	36,830	22,645
Proceeds from maturities of held to maturity investment securities	5,966	33,220
Proceeds from sales of available for sale securities	5,940	231
Net increase in time deposits in other financial institutions	—	(100)
Proceeds from sales of loans	1,707	2,497
Net increase in loans	(57,625)	(64,078)
Purchase of premises and equipment	(2,723)	(2,019)
Net cash used in investing activities	(59,820)	(103,953)

Financing activities:
Net increase in demand, NOW and savings deposits	56,227	59,612
Net (decrease) increase in certificates of deposit	(10,488)	48,112
Net proceeds (repayments) from other borrowings	30,085	(17,848)
Payment of cash dividends	(574)	—
Issuance of shares pursuant to 401K and ESOP plans	624	—
Exercise of stock options	898	151
Cash in lieu fractional shares from stock dividend	—	(14)
Net cash provided by financing activities	76,772	90,013

Net increase (decrease) in cash and cash equivalents	23,697	(9,417)

Cash and cash equivalents at beginning of period	45,482	73,183
Cash and cash equivalents at end of period	$69,179	$63,766

Cash paid during the quarter:
Interest paid	$7,647	$7,782
Income tax payments	7,561	2,750
Supplemental disclosure of noncash investing and financing activities:
Investment securities unrealized losses and swaps, net of tax	(2,784)	(592)
Transfer of securities from available for sale to held to maturity	—	24,557

See accompanying notes to consolidated financial statements

Capital Corp of the West

Notes to Consolidated Financial Statements

June 30, 2004 and December 31, 2003

(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995.  On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”).  During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, 10,000,000 shares of Authorized Preferred Stock, and 6,000,000 of Trust Preferred 10.20% Capital Securities which have a liquidation amount of $1,000 per capital security.  As of June 30, 2004 there were 5,754,060 common shares outstanding, held of record by approximately 1,700 shareholders.  There were no preferred shares outstanding at June 30, 2004.  The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”), and County Investment Trust (“REIT”).  CAA is currently inactive.  On April 26, 2002, the Company entered into an agreement to purchase Regency Investment Advisors, Inc (“RIA”).  The purchase of RIA was completed during the second quarter, 2002.  The Company has two other wholly owned subsidiaries, County Statutory Trust (“Trust”), and Capital West Group, Inc.  The Trust is used in connection with the Capital Securities that have been issued by the Company.  Capital West Group, Inc. is currently inactive.  All references herein to the “Company” include the Company, the Company’s subsidiaries, the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

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

INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus and Tuolomne counties.  The Bank has twenty full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Dos Palos, Hilmar, Livingston, Los Banos, Madera, Mariposa, San Francisco, Sonora, Stockton, two offices in Modesto, four in Fresno and two offices in Turlock.  The Bank’s administrative headquarters also provides accommodations for the activities of MAID, the Bank’s wholly owned real estate subsidiary.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at June 30, 2004 and December 31, 2003 and the results of operations for the three and six month periods ended June 30, 2004 and 2003, and the statements of cash flows for the six months ended June 30, 2004 and 2003 have been included.  The interim results for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and six month periods ended June 30, 2004 and 2003:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003

Basic EPS computation:
Net income	$3,880	$3,395	$7,524	$6,422
Average common shares outstanding	5,716	5,602	5,695	5,597
Basic EPS	$0.68	$0.61	$1.32	$1.15

Diluted EPS Computations:
Net income	$3,880	$3,395	$7,524	$6,422
Average common shares outstanding	5,716	5,602	5,695	5,597
Effect of stock options	202	196	218	190
	5,918	5,798	5,913	5,787
Diluted EPS	$0.66	$0.59	$1.27	$1.11

INTANGIBLE ASSETS

The Company has intangible assets consisting of core deposit premiums and goodwill.  Core deposit premiums are amortized using an accelerated method over a period of ten years.  Intangible assets related to goodwill are no longer amortized after December 31, 2001 but are reviewed periodically for potential impairment.  During 2004, management has determined there was no impairment of goodwill.  As of June 30, 2004 and December 31, 2003, the Company had unamortized core deposit premiums of $391,000 and $724,000, respectively.  Amortization of core deposit premiums and other intangibles was $166,000 and $170,000 during the second quarter of 2004 and 2003 and $333,000 and $340,000 for the six months ended June 30, 2004 and 2003.  Core deposit premiums and other intangibles are scheduled to amortize at a rate of approximately $167,000 per quarter through the quarter ending December 31, 2004 and at a rate of $56,000 during the first quarter of 2005.  Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and from the purchase of three branches from Bank of America in December, 1997, respectively.

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

Had compensation cost for the Company’s option plans been determined in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands except per share amounts)	2004	2003	2004	2003
Net income:
As reported	$3,880	$3,395	$7,524	$6,422
Pro forma	$3,734	$3,282	$7,019	$6,134

Basic earnings per share:
As reported	$0.68	$0.61	$1.32	$1.15
Pro forma	$0.65	$0.59	$1.23	$1.10

Diluted earnings per share:
As reported	$0.66	$0.59	$1.27	$1.11
Pro forma	$0.63	$0.57	$1.19	$1.06

Stock-based employee compensation cost included in salaries and related benefits:
As reported	$—	$—	$—	$—
Pro forma	$163	$118	$578	$296

Stock-based employee compensation cost, net of related tax effects of $17, included in net income:
As reported	$—	$—	$—	$—
Pro forma	$146	$113	$505	$288

RECENT ACCOUNTING PRONOUNCEMETS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in a “Variable Interest Entity” (“VIE”) through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company has adopted FIN 46R and applied it to existing VIEs in which the Company has variable interests.  As a result of adopting FIN 46R, the balance sheet line items related to Capital Securities and the related income statement effect of dividends on Capital Securities in the June 30, 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation.    The junior subordinated debentures issued to the Trusts as VIEs were reflected as long-term debt in the consolidated balance sheets at June 30, 2004 and December 31, 2003.  Prior to December 31, 2003, the Trusts were consolidated subsidiaries and were included in liabilities in the consolidated balance sheet, as “Capital Securities”. The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

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

In March, 2004, the Emerging Issues Task Force (“EITF”) Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” consensus was published.  Issue No. 03-1 contained new guidance effectively codifying the provisions of SEC Staff Accounting Bulletin No. 59 and creates a new model that calls for new judgments and additional evidence gathering.  This EITF Issue has not had an impact on the Company’s Consolidated Financial Statements.

Investment Securities. At June 30, 2004 equity securities included $14.7 million of preferred stock issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  These issues of preferred stock are tied to various short term indexes ranging from the one year LIBOR interest rate to the five year U. S. Treasury rate.  These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par.  At June 30, 2004, the unrealized loss on these securities totaled $2.7 million compared to $1.8 million at December 31, 2003.  It is expected that these investments will increase in value as short term interest rates rise towards their historical levels.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1. “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than -temporary, and (3) recognize the impairment loss in earnings.  The EITF also requires several additional disclosures for cost-method investments.  The EITF’s impairment accounting guidance was effective for reporting periods beginning after June 15, 2004.  The Company expects the adoption of this EITF will not have a material impact on its consolidated financial statements.

At June 30, 2004, management believes the impairments described above are tomporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statement of income.

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

Readers of the Company’s Form 10-Q should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2003 Annual Report on Form 10-K filed on March 15, 2004.  These statements are representative only on the date of which they are made, and the Company undertakes no obligation to update any forward-looking statements made.  Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio.  The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans.  Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources.  Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions.  Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Critical accounting policies and estimates

The company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. (See caption “Allowance for Loan Losses” for a more detailed discussion).

During 2003, California enacted tax legislation that added new penalties for institutions that engaged in strategies and transactions that the Franchise Tax Board (“FTB”) defined as abusive tax shelters.  The FTB gave taxpayers until April 15, 2004 to take advantage of a voluntary compliance initiative (“VCI”) that would allow taxpayers to amend prior year filings without being subject to the new tax shelter penalties.  On April 15, 2004, the Company took advantage of the VCI, amended tax returns for the tax years ended December 31, 2001 and 2002, and paid the FTB $2,411,000.  As part of this process, the Company maintained the legal rights to pursue a claim of refund from the FTB for a portion of the amounts paid, and has every intention of doing so.   As of June 30, 2004, the Company has a recorded income tax receivable of $1,563,000 based on a claim of refund pertaining to REIT benefits.  Company management believes the strategy used is lawful and defensible, and intends to defend the tax position taken.  If the company is ultimately unsuccessful in its claims against California, it would adversely affect the Company’s financial condition and results of operations and the Company could be held liable for additional accuracy related penalties.

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries’ financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

Results Of Operations

Three and Six Months Ended June 30, 2004 Compared With Three and Six Months Ended June 30, 2003

Overview.  For the three and six months ended June 30, 2004 the Company reported record net income of $3,880,000 and $7,524,000.  This compares to $3,395,000 and $6,422,000 for the same periods in 2003 and represents an increase of $485,000 and $1,102,000 or 14% and 17% over the prior year periods.  Basic earnings per share were $0.68 and $1.32 for the three and six months ended June 30, 2004.  This compares to $0.61 and $1.15 for the prior year period.  Fully diluted earnings per share were $0.66 and $1.27 for the three and six months ended June 30, 2004.  This compares to $0.59 and $1.11 for the prior year periods.  The changes represent an increase of $0.07 per share for basic and fully diluted earnings per share for the three months and $0.17 and $0.16 per share for basic and fully diluted earnings per share for the six months ended June 30, 2004, over the same periods of 2003.  The annualized return on average assets was 1.20% and 1.19% for the first three and six months of 2004 which compares with 1.24% and 1.22% for the three and six months ended June 30, 2003 respectively.  The Company’s annualized return on average equity was 16.34% and 16.09% for the three and six months ended June 30, 2004 which compares with 16.61% and 16.00% for the same periods in 2003.  The decreased return on assets and increased return on equity were primarily the result of a small increase in interest earning assets that was more than offset by an increase in the Company’s effective tax rate.

Net Interest Income.  The Company’s primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three month period ended June 30, 2004 rose 16% and for the six month period ended June 30, 2004 rose 18% to a total of $13,158,000 and $25,945,000 and represented an increase of $1,830,000 and $3,985,000 when compared to the $11,328,000 and $21,960,000 achieved during the three and six months ended June 30, 2003.

Total interest and fees on earning assets were $17,294,000 and $34,200,000 for the three and six months ended June 30, 2004, rising 12% or $1,793,000 for the three month period ended June 30, 2004 and rising 13% or $4,056,000 for the six month period ended June 30, 2004 when compared to the $15,501,000 and $30,144,000 achieved during the three and six months ended June 30, 2003.  Total interest income is affected by changes in volume of and rates earned on interest-earning assets.  Interest-earning assets consist primarily of loans, investment securities and federal funds sold.  The increase in total interest income for the three and six months ended June 30, 2004 was primarily the result of an increase in volume of interest earning assets.  Average interest-earning assets for the three and six months ended June 30, 2004 were $1,198,896,000 and $1,174,503,000 compared with $1,017,352,000 and $976,310,000 for the three and six months ended June 30, 2003, an increase of $181,544,000 or 18% and $198,193,000 or 20% during both time periods.

Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities.  Interest-bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $4,136,000 and $8,255,000 for the three and six months ended June 30, 2004, compared with $4,173,000 and $8,184,000 for the three and six months ended June 30, 2003, a decrease of $37,000 or 1% and an increase of $71,000 or 1%. These modest changes were primarily the result of a decrease in the interest rate paid on interest-bearing liabilities that was offset by increase in average outstanding interest-bearing liabilities. Average interest-bearing liabilities were $987,596,000 and $969,855,000 for the three and six months ended June 30, 2004 compared with $856,773,000 and $816,364,000 for the same three and six months in 2003, an increase of 130,823,000 and $153,491,000 or 15% and 19%.  Average interest rates paid on interest-bearing liabilities were 1.68% and 1.71% for the three and six months ended June 30, 2004 compared with 1.98% and 2.02% for the same three and six months of 2003, a decrease in interest rates paid of 30 and 31 basis points.

The increase in interest-earning assets and interest-bearing liabilities is primarily the result of increased market penetration within our target markets, accomplished by increasing the loan and deposit production of existing facilities and the addition of one new retail banking facility in Fresno, California in June 2003.

The Company’s taxable equivalent net interest margin, the ratio of net interest income to average interest-earning assets, was 4.48% and 4.51% for the three and six months ended June 30, 2004 compared with 4.57% and 4.59% for the same periods in 2003.  Net interest margin provides a measurement of the Company’s ability to employ funds profitably during the period being measured.  The Company’s decrease in net interest margin was primarily attributable to a larger drop in overall interest –earning asset yields than the corresponding drop in interest-bearing liabilities.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended June 30, 2004			Three months ended June 30, 2003
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$12,286	$30.98%		$16,945	$51	1.22%
Time deposits at other financial institutions	350	2	2.29	600	3	2.03
Taxable investment securities (1)	334,739	3,175	3.80	294,620	3,065	4.22
Nontaxable investment securities (1)	52,905	695	5.27	29,139	433	6.03
Loans, gross: (2)	798,616	13,591	6.83	676,048	12,086	7.25
Total interest-earning assets:	1,198,896	17,493	5.85	1,017,352	15,638	6.23
Allowance for loan losses	(13,847)			(12,845)
Cash and due from banks	39,503			34,589
Premises and equipment, net	18,053			15,261
Interest receivable and other assets	50,534			42,353
Total assets	$1,293,139			$1,096,710

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$143,762	$17	0.05%	$117,697	$14	0.05%
Savings deposits	352,525	753.86		247,854	643	1.05
Time deposits	351,422	1,934	2.21	350,961	2,165	2.50
Other borrowings	123,391	1,167	3.79	134,075	1,193	3.61
Subordinated Debentures	16,496	265	6.44	6,186	158	10.36
Total interest-bearing liabilities	987,596	4,136	1.68	856,773	4,173	1.98

Noninterest-bearing deposits	207,103			152,415
Accrued interest, taxes and other liabilities	3,432			5,792
Total liabilities	1,198,131			1,014,980

Total shareholders’ equity	95,008			81,730
Total liabilities and shareholders’ equity	$1,293,139			$1,096,710

Net interest income and margin (3)		$13,357	4.48%		$11,465	4.57%

(1)                                  Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $173,000 and $105,000 for the three months ended June 30, 2004 and 2003, respectively.  Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $26,000 and $32,000 for the three months ended June 30, 2004 and 2003, respectively.

(2)                                  Amounts of interest earned includes loan fees of $629,000 and $739,000 for the three months ended June 30, 2004 and 2003, respectively.

(3)                                  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Six months ended June 30, 2004			Six months ended June 30, 2003
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$8,251	$41	1.00%	$15,157	$90	1.20%
Time deposits at other financial institutions	350	4	1.72	580	5	1.74
Taxable investment securities (1)	330,265	6,459	3.92	275,867	6,042	4.42
Nontaxable investment securities (1)	50,830	1,346	5.31	29,024	867	6.02
Loans, gross: (2)	784,807	26,739	6.83	655,682	23,419	7.20
Total interest-earning assets:	1,174,503	34,589	5.91	976,310	30,423	6.28
Allowance for loan losses	(13,659)			(12,619)
Cash and due from banks	39,410			33,588
Premises and equipment, net	17,460			14,805
Interest receivable and other assets	49,310			40,748
Total assets	$1,267,024			$1,052,832

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$139,220	$32	0.05	$117,606	$28	0.05
Savings deposits	346,485	1,518.88		236,040	1,223	1.04
Time deposits	356,538	3,944	2.22	333,255	4,274	2.59
Other borrowings	111,116	2,232	4.03	123,277	2,344	3.83
Subordinated Debentures	16,496	529	6.43	6,186	315	10.28
Total interest-bearing liabilities	969,855	8,255	1.71	816,364	8,184	2.02

Noninterest-bearing deposits	198,844			150,432
Accrued interest, taxes and other liabilities	4,770			5,763
Total liabilities	1,173,469			972,559

Total shareholders’ equity	93,555			80,273
Total liabilities and shareholders’ equity	$1,267,024			$1,052,832

Net interest income and margin (3)		$26,334	4.51%		$22,239	4.59%

(1)                                  Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $333,000 and $212,000 for the six months ended June 30, 2004 and 2003, respectively.  Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $57,000 and $67,000 for the six months ended June 30, 2004 and 2003, respectively.

(2)                                  Amounts of interest earned includes loan fees of $1,140,000 and $1,100,000 for the six months ended June 30, 2004 and 2003, respectively.

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

Net Interest Income Variance Analysis:

	Three months ended June 30, 2004 compared to June 30, 2003
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$(12)	$(9)	$(21)
Time deposits at other financial institutions	(1)	—	(1)
Taxable investment securities	419	(309)	110
Tax-exempt investment securities	323	(61)	262
Loans	2,222	(717)	1,505
Total:	$2,951	$(1,096)	$1,855

Increase (decrease) in interest expense:
Interest bearing demand	$3	$—	$3
Savings deposits	245	(135)	110
Time deposits	3	(234)	(231)
Other borrowings	(91)	65	(26)
Subordinated Debentures	186	(79)	107
Total:	$346	$(383)	$(37)

Increase (decrease) in net interest income	$2,605	$(713)	$1,892

	Six months ended June 30, 2004 compared to June 30, 2003
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$(36)	$(13)	$(49)
Time deposits at other financial institutions	(2)	—	(2)
Taxable investment securities	701	(283)	418
Tax-exempt investment securities	503	(24)	479
Loans	3,595	(275)	3,320
Total:	$4,761	$(595)	$4,166

Increase (decrease) in interest expense:
Interest bearing demand	$4	$—	$4
Savings deposits	367	(72)	295
Time deposits	93	(423)	(330)
Other borrowings	(153)	41	(112)
Subordinated debentures	272	(58)	214
Total:	$583	$(512)	$71

Increase (decrease) in net interest income	$4,178	$(83)	$4,095

Provision For Loan Losses.  The provision for loan losses for the three and six months ended June 30, 2004 was $621,000 and $1,241,000 compared with $482,000 and $1,153,000 for the three and six months ended June 30, 2003, an increase of $139,000 and $88,000 or 29% and 8%.  See “Allowance for Loan Losses” contained herein.  As of June 30, 2004 the allowance for loan losses was $13,757,000 or 1.68% of total loans which compares to the allowance for loan losses of $13,263,000 or 1.74% of total loans as of December 31, 2003.  At June 30, 2004, nonperforming assets totaled $5,001,000 or 0.38% of total assets, nonperforming loans totaled $4,941,000 or 0.60% of total loans and the allowance for loan losses totaled 278% of nonperforming loans.  At December 31, 2003, nonperforming assets totaled $4,047,000 or 0.33% of total assets, nonperforming loans totaled $3,987,000 or 0.52% of total loans and the allowance for loan losses totaled 333% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Noninterest Income.  Noninterest income increased by $190,000 and $300,000 or 8% and 6% to $2,591,000 and $5,031,000 for the three and six months ended June 30, 2004 compared with $2,401,000 and $4,731,000 for the same periods during 2003.  Service charges on deposit accounts increased by $223,000 and $380,000 or 16% and 14% to $1,580,000 and $3,014,000 for the three and six months ended June 30, 2004 compared with $1,357,000 and $2,634,000 achieved during for the same period in 2003.  The increase in fees is the result of increased customer use of existing fee based products.  Other income decreased by $24,000 and $59,000 or 3% and 4% for the three and six month periods ended June 30, 2004 when compared to the same periods in 2003.  The primary source of this modest decrease in other income is the sale of the consumer credit card portfolio in March, 2003 for a gain of $82,000, the gain on sale of foreclosure property with a book basis of $0 for an $81,000 gain in February 2003, and modestly reduced mortgage packaging fees.  These decreases are partially offset by increases in retail investment fees and fees generated by Regency Investment Advisors, Incorporated for the three and six months ended June 30, 2004.

Noninterest Expense.  Noninterest expenses increased by $550,000 and $1,516,000 or 6% and 9% to $9,388,000 and $18,714,000 for the three and six months ended June 30, 2004 compared with the $8,838,000 and $17,198,000 recorded during for the same periods in 2003.  The primary components of noninterest expenses were salaries and employee benefits, premises and occupancy expense, equipment expense, professional fees, marketing expense, supplies expense and other operating expenses.

For the three and six months ended June 30, 2004, salaries and related benefits increased by $504,000 and $1,057,000 or 10% and 11% to $5,438,000 and $10,494,000 from the $4,934,000 and $9,437,000 recorded for the same period in 2003. The salary expense increase was primarily the result of normal salary progression and incentive bonus payments.  Equipment expense increased by $44,000 and $111,000 or 6% and 8% to $746,000 and $1,572,000 for the three and six months ended June 30, 2004 from the $702,000 and $1,461,000 recorded during the same periods in 2003.  The increased equipment costs were related to branch equipment upgrades and increased technology spending.  Premises and occupancy expenses increased by $52,000 and $161,000 to $764,000 and $1,543,000 for the three and six months ended June 30, 2004 from $712,000 and $1,382,000 during the same periods in 2003.  The primary reason for the increase in occupancy costs in 2004 is related to general Company growth and branch site improvements and the addition of a new retail banking facility in Fresno in June 2003.  When comparing the results of the three and six months ended June 30, 2004 to three and six months ended June 30, 2003, professional fees decreased by $86,000 or 18% for the three month period and increased $10,000 or 1% for the six month period, marketing expenses decreased by $96,000 and $8,000 or 39% and 2%, goodwill and intangible amortization expense decreased by $4,000 and $7,000 or 2%, supplies expense decreased by $19,000 and $32,000 or 10% and 7%, and other expenses increased $155,000 and $224,000 or 11% and 8% from 2003 levels.  These general and administrative expense changes were the result of general growth of the Company during the period, and the timing between first and second quarters as to when these expenses were incurred.

Provision For Income Taxes.  The Company recorded an increase in the income tax provision of $846,000 and $1,579,000 or 83% and 82% to $1,860,000 and $3,497,000 for the three and six months ended June 30, 2004 compared to $1,014,000 and $1,918,000 recorded for the same period in 2003.  During the three and six months ended June 30, 2004 the Company achieved an effective tax rate of 32% which compares to 23% for the three and six months ended June 30, 2003.  During 2004, the effective tax rate has increased 9% over 2003 levels.  The effective tax rate for the second quarter of 2003 includes a REIT benefit that was reversed in the fourth quarter of 2003 when the Franchise Tax Board listed certain REIT transactions as abusive tax shelters.  For the full year 2003, the Company’s effective tax rate was 26%.  The increase in the effective tax rate in 2004 was primarily the result of the elimination of a recorded tax benefit related to the Bank’s REIT as well as increased levels of fully taxable earnings.  The Company’s effective tax rate of 32% in 2004 and 26% in 2003 is also lowered due to the Bank’s investment in such as investments as limited partnerships which own low income housing projects that generate federal and state income tax credits and other investments which earnings provide the Company with tax exemptions such as municipal securities and single premium universal life policies.

Financial Condition

 Total assets at June 30, 2004 were $1,314,180,000, an increase of $79,638,000 or 6% compared with total assets of $1,234,542,000 at December 31, 2003.  Net loans were $803,974,000 at June 30, 2004, an increase of $52,985,000 or 7% compared with net loans of $750,989,000 at December 31, 2003.  Deposits were $1,074,547,000 at June 30, 2004, an increase of $45,739,000 or 4% compared with deposits of $1,028,808,000 at December 31, 2003.  The increase in total assets of the Company between December 31, 2003 and June 30, 2004 was primarily the result of an increase in deposits and other borrowed funds that were obtained to fund additional purchases of interest earning assets.

Total shareholders’ equity was $95,173,000 at June 30, 2004, an increase of $5,688,000 or 6% from the $89,485,000 at December 31, 2003. The growth in shareholders’ equity between December 31, 2003 and June 30, 2004 was achieved through the retention of accumulated earnings which was partially offset by a decline in other comprehensive income.  Other comprehensive income consists of changes in the fair market value compared to book value of available for sale investment securities and valuation changes in the Bank’s interest rate swap, net of estimated federal and state income taxes.

 Off-Balance Sheet Commitments.  The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2004	2003

Letters of credit	$13,311	$7,380
Commitments to extend credit	311,500	348,282
Total	$324,811	$355,662

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

	At June 30,	At December 31,
(Dollars in thousands)	2004	2003

Cash surrender value of life insurance	$27,616	$24,138

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

The following table summarizes nonperforming assets of the Company at June 30, 2004 and December 31, 2003:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Nonaccrual loans	$4,874	$3,987
Accruing loans past due 90 days or more	67	—
Total nonperforming loans	4,941	3,987
Other real estate owned	60	60
Total nonperforming assets	$5,001	$4,047

Nonperforming loans to total loans	0.60%	0.52%
Nonperforming assets to total assets	0.38%	0.33%

Contractual accrued interest income on loans on nonaccrual status as of June 30, 2004 and 2003, that would have been recognized if the loans had been current in accordance with their original terms was approximately $115,000 and $39,000, respectively.

At June 30, 2004, nonperforming assets represented .38% of total assets, an increase of 5 basis points when compared to the .33% at December 31, 2003.  Nonperforming loans represented .60% of total loans at June 30, 2004, an increase of 8 basis points compared to the .52% at December 31, 2003.  Nonperforming loans that were secured by first deeds of trust on real property were $0 at June 30, 2004 and December 31, 2003.   Other forms of collateral such as inventory and equipment secured the nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

The increase in nonperforming loans and nonperforming assets as of June 30, 2004 compared with their levels as of December 31, 2003, was due to a slight increase in the nonperforming commercial segment of the loan portfolio.

At June 30, 2004 and December 31, 2003, the Company had $60,000 invested in one property, respectively, that had been acquired through foreclosure.  The property was carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses.  The Company expects to sell most of these properties within a twelve month period.    No assurance can be given that the Company will sell the remaining property during 2004 or at any time or the amount for which the property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At June 30, 2004 and December 31, 2003, impaired loans were measured based on the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Impaired loans at June 30, 2004 were $4,941,000 for which the Company made provisions to the allowance for loan losses of approximately $553,000.

Except for loans that are disclosed above, there were no assets as of June 30, 2004, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company’s loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the six months ended June 30, 2004 and 2003, and for the year ended December 31, 2003.

	June 30		December 31
	2004	2003	2003
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$13,263	$12,134	$12,134
Provision for loan losses	1,241	1,153	2,455
Charge-offs:
Commercial and agricultural	878	476	1,010
Real estate mortgage	—	—	29
Consumer	152	493	956
Total charge-offs	1,030	969	1,995
Recoveries
Commercial and agricultural	143	88	302
Consumer	140	220	367
Total recoveries	283	308	669
Net charge-offs	747	661	1,326
Balance at end of period	$13,757	$12,626	$13,263

Loans outstanding at period-end	$817,731	$693,835	$764,252
Average loans outstanding	$784,807	$655,682	$687,419

Annualized net charge-offs to average loans	0.19%	0.20%	0.19%
Allowance for loan losses
To total loans	1.68%	1.82%	1.74%
To nonperforming loans	278.42%	898.51%	332.70%
To nonperforming assets	275.06%	861.48%	327.74%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off.  The Company recorded a provision for loan losses of $621,000 and $1,241,000 for the three and six months ended June 30, 2004 compared with $482,000 and $1,153,000 during the same periods of 2003. The increase in loan loss provision during the first six months of 2004 was recorded to coincide with the modestly higher level of charge-offs experienced and modestly increased nonperforming loan levels during the first six months of 2004 when compared to the same period in 2003.  The Company’s charge-offs, net of recoveries, were $747,000 for the six months ended June 30, 2004 compared with $661,000 for the same six months in 2003.  The increase in net charge-offs for the first six months of 2004 was primarily due to increased charge-offs that occurred within the commercial and agricultural segment and decreased recoveries within the consumer loan segment of the loan portfolio.

As of June 30, 2004, the allowance for loan losses was $13,757,000 or 1.68% of total loans outstanding, compared with $13,263,000 or 1.74% of total loans outstanding as of December 31, 2003 and $12,626,000 or 1.82% of total loans outstanding as of June 30, 2003.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold.  The Company’s liquid assets totaled $337,361,000 and $321,235,000 on June 30, 2004 and December 31, 2003, respectively, and constituted 26% of total assets on those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total pledged securities were $289,040,000 at June 30, 2004 compared with $295,024,000 at December 31, 2003.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $175,043,000 of which $113,426,000 was outstanding as of June 30, 2004 and $83,346,000 was outstanding as of December 31, 2003. The increase in borrowings outstanding during 2004 produced an inflow of funds that were used to purchase additional investment securities and allowed the Bank to allow $20,000,000 in brokered deposits to mature.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company’s liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

Capital Resources.  Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the Company has been internally generated capital through retained earnings.  The Company’s shareholders’ equity increased by $5,688,000 or 6% from December 31, 2003 to June 30, 2004.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Management believes, as of June 30, 2004, that the Company and the Bank met all applicable capital requirements.  The Company’s leverage capital ratio at June 30, 2004 was 8.48% as compared with 8.55% as of December 31, 2003.  The Company’s total risk based capital ratio at June 30, 2004 was 11.61% as compared to 11.57% as of December 31, 2003.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of June 30, 2004 and were summarized as follows:

Dollars in thousands	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
As of June 30, 2004
Total capital (to risk weighted assets)	$122,641	11.61%	$84,513	8.0%	$105,641	10.0%
Tier 1 capital (to risk weighted assets)	109,429	10.36	42,256	4.0	63,384	6.0
Leverage ratio*	109,429	8.48	51,633	4.0	64,541	5.0

The Bank:
As of June 30, 2004
Total capital (to risk weighted assets)	$111,328	10.57%	$84,264	8.0%	$105,330	10.0%
Tier 1 capital (to risk weighted assets)	98,154	9.32	42,132	4.0	63,198	6.0
Leverage ratio*	98,154	7.62	51,518	4.0	64,399	5.0

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

Deposits.  Deposits are the Company’s primary source of funds.  At June 30, 2004, the Company had a deposit mix of 33% in savings deposits, 32% in time deposits, 14% in interest-bearing checking accounts and 21% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At June 30, 2004, the Company had brokered deposits of $299,000.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)

Three months or less	$65,380	$68,249
Over three to six months	25,710	37,829
Over six to twelve months	29,429	31,060
Over twelve months	40,405	35,600
Total	$160,924	$172,738

Borrowed Funds

Borrowed funds increased by $30,085,000 or 32% to $122,902,000 at June 30, 2004 compared to the $92,817,000 outstanding at December 31, 2003.  The increase in borrowed funds during 2004 was primarily used to purchase new investment securities and to allow $20,000,000 in brokered certificates of deposit to mature.

Return on Equity and Assets

	Three months ended	Three months ended	Year ended
	June 30	June 30	December 31
	2004	2003	2003

Annualized return on average assets	1.20%	1.24%	1.23%
Annualized return on average equity	16.34%	16.61%	16.43%
Dividend payout ratio	7.58%	—	—
Average equity to average assets	7.35%	7.45%	7.46%

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

It is the opinion of management there has been no material change in the Company’s market risk during the six months ended June 30, 2004 when compared to the level of market risk at December 31, 2003.  If interest rates were to suddenly and materially fall from levels anticipated in the third quarter of 2004, the Company could become susceptible to an increased level of market risk.

Item 4.                                   Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive office and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined by Rules 13a – 15 under the Securities Exchange Act of 1934.

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

Changes In Internal Controls

There were no significant changes in our internal over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.                                        Defaults Upon Senior Securities.

None.

Item 4.                                        Submission of Matters to a Vote of Securities Holders.

(a.)                               Our Annual Meeting of Shareholders for 2004 was held April 13, 2004.  The number of shares represented in person or by proxy and constituting a quorum was 4,354,260, which equaled approximately 76% of the shares outstanding.

(b.)                              The following are the results of the election of directors in Class II of the Board:

Election of directors	Votes For	Votes Withheld
John D. Fawcett	4,315,150	39,110
Thomas T. Hawker	4,304,418	49,842
Curtis A. Riggs	4,211,510	142,750
Roberto Salazar	4,240,308	113,952

(c.)                               The following are the results of the vote on proposal 2, to increase the number of shares available for grants of stock options pursuant to the Capital Corp of the West 2002 Stock Option Plan:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
3,095,917	294,494	46,229	917,620

Item 5.                                        Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

See Exhibit Index

Reports on Form 8-K

The registrant filed a report on Form 8-K dated April 28, 2004 (Item 5)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST
(Registrant)

Date: August 9, 2004	By	/s/	Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: August 9, 2004	By	/s/	R. Dale McKinney
R. Dale McKinney
Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350