Form 10-Q
period 2004-09-30
CAPITAL CORP OF THE WEST
filed 2004-11-09
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2004

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of September 30, 2004 was 5,772,325.  No shares of preferred stock, no par value, were outstanding at September 30, 2004.

Capital Corp of the West

Capital Corp of the West

Consolidated Balance Sheets

	(Unaudited) September 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$43,894	$44,292
Federal funds sold	3,910	1,190
Time deposits at other financial institutions	350	350
Investment securities available for sale, at fair value	267,031	275,403
Investment securities held to maturity at cost, fair value of $120,893 and $97,295 at September 30, 2004 and December 31, 2003	120,191	96,612
Loans, net of allowance for loan losses of $14,361 and $13,263 at September 30, 2004 and December 31, 2003	843,619	750,989
Interest receivable	5,530	6,045
Premises and equipment, net	20,040	16,557
Goodwill	1,925	1,925
Other intangibles	224	724
Cash value of life insurance	28,063	24,138
Investment in housing tax credit limited partnerships	8,763	8,717
Other assets	7,856	7,600

Total assets	$1,351,396	$1,234,542

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$234,578	$206,709
Negotiable orders of withdrawal	148,409	136,975
Savings	345,937	330,023
Time, under $100,000	196,887	182,363
Time, $100,000 and over	161,840	172,738
Total deposits	1,087,651	1,028,808

Borrowed funds	140,159	92,817
Junior subordinated debentures	16,496	16,496
Accrued interest, taxes and other liabilities	5,315	6,936
Total liabilities	1,249,621	1,145,057

Preferred stock, no par value; 10,000,000 shares authorized; None outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 5,772,325 and 5,660,739 issued & outstanding at September 30, 2004 and December 31, 2003	56,572	54,228
Retained earnings	45,459	34,816
Accumulated other comprehensive (loss) income	(256)	441

Total shareholders’ equity	101,775	89,485

Total liabilities and shareholders’ equity	$1,351,396	$1,234,542

See accompanying notes to consolidated financial statements

Capital Corp of the West

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$13,918	$12,735	$40,657	$36,154
Interest on deposits with other financial institutions	1	2	5	7
Interest on investments held to maturity:
Taxable	563	621	1,728	2,101
Non-taxable	554	328	1,546	438
Interest on investments available for sale:
Taxable	2,496	2,271	7,734	6,766
Non-taxable	11	—	32	545
Interest on federal funds sold	44	95	85	185
Total interest income	17,587	16,052	51,787	46,196

Interest expense:
Interest on negotiable orders of withdrawal	18	14	50	42
Interest on savings deposits	772	728	2,290	1,951
Interest on time deposits, under $100,000	1,129	1,127	3,264	3,351
Interest on time, $100,000 and over	869	1,103	2,678	3,153
Interest on subordinated debentures	272	158	801	473
Interest on other borrowings	1,196	1,012	3,428	3,356
Total interest expense	4,256	4,142	12,511	12,326

Net interest income before provision for loan losses	13,331	11,910	39,276	33,870
Provision for loan losses	760	751	2,001	1,904
Net interest income after provision for loan losses	12,571	11,159	37,275	31,966

Noninterest income:
Service charges on deposit accounts	1,641	1,430	4,655	4,064
Increase in cash surrender value of life insurance policies	271	256	767	773
Other	707	864	2,228	2,444
Total noninterest income	2,619	2,550	7,650	7,281

Noninterest Expense:
Salaries and related benefits	4,976	4,742	15,470	14,179
Equipment	789	875	2,361	2,336
Premises and occupancy	990	727	2,533	2,109
Professional fees	335	310	1,103	1,068
Marketing	281	208	781	716
Intangible amortization	167	170	500	510
Supplies	222	183	622	615
Other	1,405	1,782	4,509	4,662
Total noninterest expense	9,165	8,997	27,879	26,195

Income before income taxes	6,025	4,712	17,046	13,052
Provision for income taxes	2,042	1,084	5,539	3,002
Net income	$3,983	$3,628	$11,507	$10,050
Comprehensive Income:
Unrealized gain (loss) on securities arising during the period, net	2,087	(1,368)	(697)	(1,960)
Comprehensive income	$6,070	$2,260	$10,810	$8,090

Basic earnings per share	$0.69	$0.65	$2.01	$1.79
Diluted earnings per share	$0.67	$0.62	$1.94	$1.73

See accompanying notes to consolidated financial statements

Capital Corp of the West

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock			Accumulated other
(Amounts in thousands)	Number of shares	Amounts	Retained earnings	comprehensive income (loss)	Total

Balance, December 31, 2003	5,661	$54,228	$34,816	$441	$89,485

Exercise of stock options	94	1,720	—	—	1,720

Issuance of shares pursuant to 401k and ESOP plans	17	624	—	—	624

Net Change in fair market value of investment securities and swaps, net of tax benefit of $484	—	—	—	(697)	(697)

Cash dividend	—	—	(864)		(864)

Net income	—	—	11,507	—	11,507

Balance, September 30, 2004	5,772	$56,572	$45,459	$(256)	$101,775

See accompanying notes to consolidated financial statements

Capital Corp of the West

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
(Dollars in thousands)
Operating activities:
Net income	$11,507	$10,050
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	2,001	1,904
Depreciation, amortization and accretion, net	4,846	4,069
Gain on sale of real estate owned	—	(81)
Net increase in interest receivable & other assets	(3,837)	(4,970)
Net increase in deferred loan fees	1,012	560
Net decrease in accrued interest, taxes & other liabilities	(1,621)	(747)
Net cash provided by operating activities	13,908	10,785

Investing activities:
Investment securities purchases – available for sale securities	(57,719)	(106,848)
Investment securities purchases – held to maturity securities	(31,807)	(60,308)
Proceeds from maturities of available for sale investment securities	47,951	92,740
Proceeds from maturities of held to maturity investment securities	8,228	26,456
Proceeds from sales of available for sale securities	15,975	4,034
Net increase in time deposits in other financial institutions	—	150
Proceeds from sales of loans	2,480	3,210
Net increase in loans	(99,638)	(93,775)
Purchase of premises and equipment	(4,721)	(1,716)
Proceeds from sales of real estate owned	—	81
Net cash used in investing activities	(119,251)	(135,976)

Financing activities:
Net increase in demand, NOW and savings deposits	55,217	97,570
Net increase in certificates of deposit	3,626	42,883
Net proceeds (repayments) from other borrowings	47,342	(19,969)
Payment of cash dividends	(864)	—
Issuance of shares pursuant to 401K and ESOP plans	624	43
Exercise of stock options	1,720	325
Cash in lieu of fractional shares from stock dividend	—	(14)
Net cash provided by financing activities	107,665	120,838

Net increase (decrease) in cash and cash equivalents	2,322	(4,353)

Cash and cash equivalents at beginning of period	45,482	73,183
Cash and cash equivalents at end of period	$47,804	$68,830

Cash paid during the quarter:
Interest paid	$11,501	$11,757
Income tax payments	7,561	3,775
Supplemental disclosure of noncash investing and financing activities:
Change in fair market value of investment securities and swaps, net of tax	(697)	(1,960)
Transfer of securities from available for sale to held to maturity	—	24,557

See accompanying notes to consolidated financial statements

Capital Corp of the West

Notes to Consolidated Financial Statements

September 30, 2004 and December 31, 2003

(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995.  On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”).  During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive.  The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income.  The Company’s securities consist of 20,000,000 shares of Common Stock, no par value, 10,000,000 shares of Authorized Preferred Stock, and $16,000,000 of Trust Preferred Capital Securities which have a liquidation amount of $1,000 per capital security.  As of September 30, 2004 there were 5,772,325 common shares outstanding, held of record by approximately 1,700 shareholders.  There were no preferred shares outstanding at September 30, 2004.  The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”), and County Investment Trust (“REIT”).  CAA is currently inactive.  On April 26, 2002, the Company entered into an agreement to purchase Regency Investment Advisors, Inc (“RIA”).  The purchase of RIA was completed during the second quarter, 2002.  On October 15, 2004, the Company sold RIA to the president of RIA in an RIA management buyout for an all cash price of $615,000 and a special one-time cash dividend to the Company.  The sale of the RIA stock and the receipt of the dividend resulted in a gain of $63,000 that will be recorded in the fourth quarter of 2004.  The Company has two other wholly owned subsidiaries, County Statutory Trust (“Trust”), and Capital West Group, Inc.  The Trust is used in connection with the Capital Securities that have been issued by the Company.  Capital West Group, Inc. is currently inactive.  All references herein to the “Company” include the Company, the Company’s subsidiaries, the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

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

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at September 30, 2004 and December 31, 2003 and the results of operations for the three and nine month periods ended September 30, 2004 and 2003, and the statements of cash flows for the nine months ended September 30, 2004 and 2003 have been included.  The interim results for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following tables provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and nine month periods ended September 30, 2004 and 2003:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003

Basic EPS computation:
Net income	$3,983	$3,628	$11,507	$10,050
Average common shares outstanding	5,765	5,610	5,718	5,602
Basic EPS	$0.69	$0.65	$2.01	$1.79

Diluted EPS Computations:
Net income	$3,983	$3,628	$11,507	$10,050
Average common shares outstanding	5,765	5,610	5,718	5,602
Effect of stock options	187	238	207	211
	5,952	5,848	5,925	5,813
Diluted EPS	$0.67	$0.62	$1.94	$1.73

INTANGIBLE ASSETS

The Company has intangible assets consisting of core deposit premiums and goodwill.  Core deposit premiums are amortized using an accelerated method over a period of ten years.  Intangible assets related to goodwill are no longer amortized after December 31, 2001 but are reviewed periodically for potential impairment.  During 2004, management has determined there was no impairment of goodwill.  As of September 30, 2004 and December 31, 2003, the Company had unamortized core deposit premiums of $224,000 and $724,000, respectively.  Amortization of core deposit premiums and other intangibles was $167,000 and $170,000 during the third quarter of 2004 and 2003 and $500,000 and $510,000 for the nine months ended September 30, 2004 and 2003.  Core deposit premiums and other intangibles are scheduled to amortize at a rate of approximately $167,000 per quarter through the quarter ending December 31, 2004 and at a rate of $57,000 during the first quarter of 2005.  Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and from the purchase of three branches from Bank of America in December, 1997, respectively.

BORROWED FUNDS

During the fourth quarter of 2004, the Bank increased its borrowings for the Federal Home Loan Bank (“FHLB”) of San Francisco.  In September, 2004, the Bank borrowed an additional $17,900,000 from the FHLB.  The proceeds from this borrowing were used to increase the liquidity of the Company, purchase additional investment securities, and provide liquidity to fund new loan requests.  The FHLB borrowings are secured by pledged investment securities.

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

Had compensation cost for the Company’s option plans been determined in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands except per share amounts)	2004	2003	2004	2003

Net income:
As reported	$3,983	$3,628	$11,507	$10,050
Pro forma	$3,792	$3,446	$10,809	$9,580

Basic earnings per share:
As reported	$0.69	$0.65	$2.01	$1.79
Pro forma	$0.66	$0.61	$1.89	$1.71

Diluted earnings per share:
As reported	$0.67	$0.62	$1.94	$1.73
Pro forma	$0.64	$0.59	$1.82	$1.65

Stock-based employee compensation cost included in salaries and related benefits:
As reported	$—	$—	$—	$—
Pro forma	$204	$189	$782	$486

Stock-based employee compensation cost, net of related tax effects included in net income:
As reported	$—	$—	$—	$—
Pro forma	$191	$182	$698	$470

RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company has adopted FIN 46R and applied it to existing VIEs in which the Company has variable interests.  As a result of adopting FIN 46R, the balance sheet line items related to Capital Securities and the related income statement effect of dividends on Capital Securities in the September 30, 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation.  The junior subordinated debentures issued to the Trusts as VIEs were reflected as long-term debt in the consolidated balance sheets at September 30, 2004 and December 31, 2003.  Prior to December 31, 2003, the Trusts were consolidated subsidiaries and were included in liabilities in the consolidated balance sheet, as “Capital Securities”. The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

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

In March, 2004, the Emerging Issues Task Force (“EITF”) Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” consensus was published.  Issue No. 03-1 contained new guidance effectively codifying the provisions of SEC Staff Accounting Bulletin No. 59 and creates a new model that calls for new judgments and additional evidence gathering.  In September 2004, the FASB delayed the requirement to record impairment losses under EITF 03-1.  The disclosure requirements of EITF 03-1 remain in effect.  Management has done an analysis of the impact of this accounting pronouncement, which is discussed in the section of this report entitled, Financial Condition.  The Company does not expect the adoption of the final EITF will have a material impact of the Company’s Consolidated Financial Statements.

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

Readers of the Company’s Form 10-Q should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2003 Annual Report on Form 10 - K filed on March 15, 2004.  These statements are representative only on the date as of which they are made, and the Company undertakes no obligation to update any forward-looking statements made.  Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; participations of loans and the quality of the management of the borrower, industry, product and geographic concentrations, the expenses associated with the Company’s efforts to comply with the internal control provisions of Sarbanes-Oxley and the Company’s degree of success in complying with those provisions, and the mix of the loan portfolio.  The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans.  Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources.  Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions.  Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Critical accounting policies and estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, Management evaluates its estimates, including those related to the adequacy of the allowance for loan losses, goodwill and intangible assets, and market valuation of securities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions (see caption “Allowance for Loan Losses” for a more detailed discussion).

Management believes the accounting policies discussed below are the most critical to the Company’s financial statements because their application places the most significant demands on management’s judgments.  Each of these estimates is discussed below.

The allowance for loan losses has been determined to be critical as estimation of this allowance involves material estimates by management and is susceptible to significant changes in the near term.  Estimation of the adequacy of the allowance for loan losses requires that management assess the credit risk inherent in the loan portfolio.  Assessing credit risk involves determining the probability of sustaining a loss because other parties to contractual financial instruments fail to perform in accordance with the terms of the contract.  Management actively seeks to reduce the credit risks of the Company, in order to keep potential exposure to credit losses at acceptable levels.  In the event of nonperformance by the other parties to our financial instruments, the Company would be exposed to credit losses that could significantly affect the Company’s financial position and earnings.

Goodwill and intangible assets are recorded to reflect the value attributable to intangible elements acquired in the purchase of a whole company, or the purchase of specified assets or liabilities of a company.  On an annual basis or as circumstances dictate, management reviews goodwill and evaluates events or developments that may indicate impairment in the carrying value of goodwill and intangible assets.  If management determines that the carrying value of goodwill and intangible assets exceeds the implied fair value of these assets, then writing down goodwill and intangible assets to their implied value requires an impairment charge be taken.  Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more likely-than-not expectation that a reporting unit will be sold or disposed of (see caption “Intangible Assets” for a more detailed discussion of the Company’s goodwill and intangible assets).

Securities classified as available for sale are recorded at fair value, which initially is the purchase cost of the security.  However, any subsequent changes in the value of these securities are excluded from net income and recorded as an unrealized gain (loss) on securities, a separate component of comprehensive income in the Consolidated Statements of Income and Comprehensive Income.  Upon the sale of these securities to a third party, gains and losses, which are measured from the acquisition price, are recorded in consolidated net income.  Management believes the market valuations to be critical, as the timing and amount of income, if any, from the available for sale securities typically depends upon factors beyond management’s control.  These factors include the condition of the securities markets, and the volume of market trading that occurs in the specific securities held by the Company.

During 2003, California enacted tax legislation that added new penalties for institutions that engaged in strategies and transactions that the Franchise Tax Board (“FTB”) defined as abusive tax shelters.  The FTB gave taxpayers until April 15, 2004 to take advantage of a voluntary compliance initiative (“VCI”) that would allow taxpayers to amend prior year filings without being subject to the new tax shelter penalties.  On April 15, 2004, the Company took advantage of the VCI, amended tax returns for the tax years ended December 31, 2001 and 2002, and paid the FTB $2,411,000.  As part of this process, the Company maintained the legal rights to pursue a claim of refund from the FTB for a portion of the amounts paid, and has every intention of doing so.  As of September 30, 2004, the Company has a recorded income tax receivable of $1,563,000 based on a claim of refund pertaining to REIT benefits.  Company management believes the strategy used is lawful and defensible, and intends to defend the tax position taken.  If the Company is ultimately unsuccessful in its claims against California, it would adversely affect the Company’s financial condition and results of operations and the Company could be held liable for additional accuracy related penalties.

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries’ financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

Results Of Operations

Three and Nine Months Ended September 30, 2004 Compared With Three and Nine Months Ended September 30, 2003

Overview.  For the three and nine months ended September 30, 2004 the Company reported record net income of $3,983,000 and $11,507,000.  This compares to $3,628,000 and $10,050,000 for the same periods in 2003 and represents an increase of $355,000 and $1,457,000 or 10% and 15% over the prior year periods.  Basic earnings per share were $0.69 and $2.01 for the three and nine months ended September 30, 2004.  This compares to $0.65 and $1.79 for the prior year period.  Fully diluted earnings per share were $0.67 and $1.94 for the three and nine months ended September 30, 2004.  This compares to $0.62 and $1.73 for the prior year periods.  The changes represent an increase of $0.04 and $0.05 per share for basic and fully diluted earnings per share for the three months and $0.22 and $0.21 per share for basic and fully diluted earnings per share for the nine months ended September 30, 2004, over the same periods of 2003.  The annualized return on average assets was 1.21% and 1.20% for the first three and nine months of 2004 which compares with 1.26% and 1.23% for the three and nine months ended September 30, 2003 respectively.  The Company’s annualized return on average equity was 16.26% and 16.14% for the three and nine months ended September 30, 2004 which compares with 17.27% and 16.43% for the same periods in 2003.  The decreased return on assets and decreased return on equity were primarily the result of a small increase in interest earning assets that was more than offset by an increase in the Company’s effective tax rate.

Net Interest Income.  The Company’s primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  Net interest income for the three month period ended September 30, 2004 rose 12% and for the nine month period ended September 30, 2004 rose 16% to a total of $13,331,000 and $39,276,000 and represented an increase of $1,421,000 and $5,406,000 when compared to the $11,910,000 and $33,870,000 achieved during the three and nine months ended September 30, 2003.

Total interest and fees on earning assets were $17,587,000 and $51,787,000 for the three and nine months ended September 30, 2004, rising 10% or $1,535,000 for the three month period ended September 30, 2004 and rising 12% or $5,591,000 for the nine month period ended September 30, 2004 when compared to the $16,052,000 and $46,196,000 achieved during the three and nine months ended September 30, 2003.  Total interest income is affected by changes in volume of and rates earned on interest-earning assets.  Interest-earning assets consist primarily of loans, investment securities and federal funds sold.  The increase in total interest income for the three and nine months ended September 30, 2004 was primarily the result of an increase in volume of interest earning assets.  Average interest-earning assets for the three and nine months ended September 30, 2004 were $1,211,253,000 and $1,186,843,000 compared with $1,074,219,000 and $1,009,309,000 for the three and nine months ended September 30, 2003, an increase of $137,034,000 or 13% and $177,534,000 or 18% during both time periods.

Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities.  Interest-bearing liabilities consist primarily of certain deposits and borrowed funds.  Total interest expense was $4,256,000 and $12,511,000 for the three and nine months ended September 30, 2004, compared with $4,142,000 and $12,326,000 for the three and nine months ended September 30, 2003, an increase of $114,000 or 3% and an increase of $185,000 or 2%. These modest changes were primarily the result of a decrease in the interest rate paid on interest-bearing liabilities that was more than offset by an increase in average outstanding interest-bearing liabilities. Average interest-bearing liabilities were $989,592,000 and $976,482,000 for the three and nine months ended September 30, 2004 compared with $896,098,000 and $843,231,000 for the same three and nine months in 2003, an increase of $93,494,000 and $133,251,000 or 10% and 16%.  Average interest rates paid on interest-bearing liabilities were 1.71% for the three and nine months ended September 30, 2004 compared with 1.83% and 1.95% for the same three and nine months of 2003, a decrease in interest rates paid of 12 and 24 basis points.

The increase in interest-earning assets and interest-bearing liabilities was primarily the result of increased market penetration within our target markets, accomplished by increasing the loan and deposit production of existing facilities and the addition of one new retail banking facility in Fresno, California in June, 2003.

The Company’s taxable equivalent net interest margin, the ratio of net interest income to average interest-earning assets, was 4.45% and 4.49% for the three and nine months ended September 30, 2004 compared with 4.45% and 4.54% for the same periods in 2003.  Net interest margin provides a measurement of the Company’s ability to employ funds profitably during the period being measured.  The Company’s modest decrease in net interest margin for the nine month period ended September 30, 2004 when compared to the same period in 2003 was primarily attributable to a larger drop in overall interest – earning asset yields than the corresponding drop in interest-bearing liabilities.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended September 30, 2004			Three months ended September 30, 2003
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$12,284	$44	1.42%	$39,055	$95	0.97%
Time deposits at other financial institutions	350	1	1.13	510	2	1.56
Taxable investment securities (1)	311,199	3,083	3.93	298,688	2,926	3.89
Nontaxable investment securities (1)	57,373	750	5.19	30,763	438	5.65
Loans, gross: (2)	830,047	13,918	6.65	705,203	12,735	7.16
Total interest-earning assets:	1,211,253	17,796	5.83	1,074,219	16,196	5.98
Allowance for loan losses	(14,106)			(12,962)
Cash and due from banks	41,569			35,422
Premises and equipment, net	19,367			15,238
Interest receivable and other assets	54,224			43,056
Total assets	$1,312,307			$1,154,973

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$149,659	$18	0.05%	$123,275	$14	0.05%
Savings deposits	348,290	772	0.88	305,228	728	0.95
Time deposits	351,454	1,998	2.26	373,908	2,230	2.37
Other borrowings	123,693	1,196	3.84	87,501	1,012	4.59
Subordinated Debentures	16,496	272	6.54	6,186	158	10.13
Total interest-bearing liabilities	989,592	4,256	1.71	896,098	4,142	1.83

Noninterest-bearing deposits	219,849			168,849
Accrued interest, taxes and other liabilities	4,886			5,999
Total liabilities	1,214,327			1,070,946

Total shareholders’ equity	97,980			84,027
Total liabilities and shareholders’ equity	$1,312,307			$1,154,973

Net interest income and margin (3)		$13,540	4.45%		$12,054	4.45%

(1)

Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $185,000 and $110,000 for the three months ended September 30, 2004 and 2003, respectively. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $24,000 and $34,000 for the three months ended September 30, 2004 and 2003, respectively, using an expected 35% effective tax rate.

(2)	Amounts of interest earned includes loan fees of $670,000 and $308,000 for the three months ended September 30, 2004 and 2003, respectively.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$9,605	$85	1.18%	$23,215	$185	1.07%
Time deposits at other financial institutions	350	5	1.90	556	7	1.68
Taxable investment securities (1)	323,864	9,543	3.93	283,558	8,968	4.23
Nontaxable investment securities (1)	53,027	2,096	5.27	29,610	1,305	5.89
Loans, gross: (2)	799,997	40,657	6.77	672,370	36,154	7.19
Total interest-earning assets:	1,186,843	52,386	5.88	1,009,309	46,619	6.18
Allowance for loan losses	(13,809)			(12,735)
Cash and due from banks	40,135			34,198
Premises and equipment, net	18,100			14,951
Interest receivable and other assets	50,959			41,527
Total assets	$1,282,228			$1,087,250

Liabilities And Shareholders’ Equity
Negotiable order of withdrawal	$142,725	$50	0.05	$119,517	$42	0.05
Savings deposits	347,091	2,290	0.88	259,356	1,951	1.01
Time deposits	354,831	5,942	2.23	346,955	6,504	2.51
Other borrowings	115,339	3,428	3.96	111,217	3,356	4.03
Subordinated Debentures	16,496	801	6.47	6,186	473	10.22
Total interest-bearing liabilities	976,482	12,511	1.71	843,231	12,326	1.95

Noninterest-bearing deposits	205,897			156,638
Accrued interest, taxes and other liabilities	4,808			5,843
Total liabilities	1,187,187			1,005,712

Total shareholders’ equity	95,041			81,538
Total liabilities and shareholders’ equity	$1,282,228			$1,087,250

Net interest income and margin (3)		$39,875	4.49%		$34,293	4.54%

(1)

Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $518,000 and $322,000 for the nine months ended September 30, 2004 and 2003, respectively. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $81,000 and $101,000 for the nine months ended September 30, 2004 and 2003, respectively, using an expected 35% effective tax rate.

(2)	Amounts of interest earned includes loan fees of $1,810,000 and $1,408,000 for the nine months ended September 30, 2004 and 2003, respectively.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

Net Interest Income Variance Analysis:

	Three months ended September 30, 2004 compared to September 30, 2003
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$(83)	$32	$(51)
Time deposits at other financial institutions	(1)	—	(1)
Taxable investment securities	124	33	157
Tax-exempt investment securities	350	(38)	312
Loans	2,129	(946)	1,183
Total:	$2,519	$(919)	$1,600

Increase (decrease) in interest expense:
Interest bearing demand	$3	$1	$4
Savings deposits	97	(53)	44
Time deposits	(130)	(102)	(232)
Other borrowings	367	(183)	184
Subordinated Debentures	186	(72)	114
Total:	$523	$(409)	$114

Increase (decrease) in net interest income	$1,996	$(510)	$1,486

	Nine months ended September 30, 2004 compared to September 30, 2003
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$(96)	$(4)	$(100)
Time deposits at other financial institutions	(2)	—	(2)
Taxable investment securities	668	(93)	575
Tax-exempt investment securities	804	(13)	791
Loans	4,523	(20)	4,503
Total:	$5,897	$(130)	$5,767

Increase (decrease) in interest expense:
Interest bearing demand	$8	$—	$8
Savings deposits	367	(28)	339
Time deposits	(14)	(548)	(562)
Other borrowings	76	(4)	72
Subordinated debentures	364	(36)	328
Total:	$801	$(616)	$185

Increase (decrease) in net interest income	$5,096	$486	$5,582

Provision For Loan Losses.  The provision for loan losses for the three and nine months ended September 30, 2004 was $760,000 and $2,001,000 compared with $751,000 and $1,904,000 for the three and nine months ended September 30, 2003, an increase of $9,000 and $97,000 or 1% and 5%.  See “Allowance for Loan Losses” contained herein.  As of September 30, 2004 the allowance for loan losses was $14,361,000 or 1.67% of total loans which compares to the allowance for loan losses of $13,263,000 or 1.74% of total loans as of December 31, 2003.  At September 30, 2004, nonperforming assets totaled $4,306,000 or 0.32% of total assets, nonperforming loans totaled $4,246,000 or 0.49% of total loans and the allowance for loan losses totaled 338% of nonperforming loans.  At December 31, 2003, nonperforming assets totaled $4,047,000 or 0.33% of total assets, nonperforming loans totaled $3,987,000 or 0.52% of total loans and the allowance for loan losses totaled 333% of nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.  The increase in nonperforming loans between December 31, 2003 and September 30, 2004 was due to the downgrading of a $1,000,000 real estate loan during the second quarter of 2004.  This loan is adequately secured by a first deed of trust.  Nonperforming loans decreased $695,000 during the three months ended September 30, 2004.  The improvement in nonperforming loans for the quarter was primarily the result of the return to performing status of one large commercial credit during the quarter.  The level of net charge-offs decreased slightly to $156,000 for the three months ended September 30, 2004 when compared to the $200,000 recorded for the same period in 2003.  For the nine months ended September 30, 2004, the level of net charge-offs were $903,000, an increase of $42,000 over the $861,000 recorded for the same period in 2003.  Net charge-off activity levels are expected to continue in the range of 0.15% to 0.20% of average loans for the remainder of the 2004.

Noninterest Income.  Noninterest income increased by $69,000 and $369,000 or 3% and 5% to $2,619,000 and $7,650,000 for the three and nine months ended September 30, 2004 compared with $2,550,000 and $7,281,000 for the same periods during 2003.  Service charges on deposit accounts increased by $211,000 and $591,000 or 15% to $1,641,000 and $4,655,000 for the three and nine months ended September 30, 2004 compared with $1,430,000 and $4,064,000 achieved during for the same period in 2003.  The increase in fees is the result of increased customer use of existing fee based products.  Other income decreased by $157,000 and $216,000 or 18% and 9% for the three and nine month periods ended September 30, 2004 when compared to the same periods in 2003.  The primary source of the decrease in other income is the sale of the consumer credit card portfolio in March, 2003 for a gain of $82,000, the gain on sale of foreclosure property for an $81,000 gain in February 2003, and reduced mortgage packaging fees for the nine months ended September 30, 2004 of $281,000, a decrease of $155,000 from the $436,000 achieved during the same nine month period in 2003.

Noninterest Expense.  Noninterest expenses increased by $168,000 and $1,684,000 or 2% and 6% to $9,165,000 and $27,879,000 for the three and nine months ended September 30, 2004 compared with the $8,997,000 and $26,195,000 recorded during for the same periods in 2003.  The primary components of noninterest expenses were salaries and employee benefits, equipment expense, premises and occupancy expense, professional fees, marketing expense, supplies expense and other operating expenses.

For the three and nine months ended September 30, 2004, salaries and related benefits increased by $234,000 and $1,291,000 or 5% and 9% to $4,976,000 and $15,470,000 from the $4,742,000 and $14,179,000 recorded for the same period in 2003. The salary expense increase was primarily the result of normal salary progression, increased back office staffing, and incentive bonus payments.

Equipment expense decreased by $86,000 and increased by $25,000 or as reduction of 10% and an increase of 1% to

$789,000 and $2,361,000 for the three and nine months ended September 30, 2004 from the $875,000 and $2,336,000 recorded during the same periods in 2003.  The levels of equipment costs were related to timing of branch equipment upgrades and technology spending.  No new branch locations were opened during the third quarter of 2004 which helped hold down equipment costs.  Premises and occupancy expenses increased by $263,000 or 36% and $424,000 or 20% to $990,000 and $2,533,000 for the three and nine months ended September 30, 2004 from $727,000 and $2,109,000 during the same periods in 2003.  The primary reason for the increase in occupancy costs in 2004 is related to branch site improvements and the addition of a new retail banking facility in Fresno in June 2003.  When comparing the results of the three and nine months ended September 30, 2004 to three and nine months ended September 30, 2003, professional fees increased by $25,000 or 8% for the three month period and increased $35,000 or 3% for the nine month period, marketing expenses increased by $73,000 and $65,000 or 35% and 9%, goodwill and intangible amortization expense decreased by $3,000 and $10,000 or 2%, supplies expense increased by $39,000 and $7,000 or 21% and 1%, and other expenses decreased $377,000 and $153,000 or 21% and 3% from 2003 levels.  These general and administrative expense changes were the result of general growth of the Company during the period, and the timing between quarters as to when these expenses were incurred.  The rate of increase in general and administrative expenses year over year has been less than the growth rate of the Company as a whole.  As the Company continues to grow, management intends to continue to take steps to keep the growth rate of general and administrative expenses at a rate that is lower than the growth rate of the Company.

Provision For Income Taxes.  The Company recorded an increase in the income tax provision of $958,000 and $2,537,000 or 88% and 85% to $2,042,000 and $5,539,000 for the three and nine months ended September 30, 2004 compared to $1,084,000 and $3,002,000 recorded for the same period in 2003.  During the three and nine months ended September 30, 2004 the Company achieved an effective tax rate of 34% and 32% which compares to 23% for the three and nine months ended September 30, 2003.  During 2004, the effective tax rate has increased by 11% for the third quarter and 9% for the year to date over comparable 2003 levels.  The effective tax rate for the third quarter of 2003 includes a REIT benefit that was reversed in the fourth quarter of 2003 when the Franchise Tax Board listed certain REIT transactions as abusive tax shelters.  For the full year 2003, the Company’s effective tax rate was 26%.  The increase in the effective tax rate to 34% in the third quarter of 2004 when compared to the 32% for the nine months ended September 30, 2004, was primarily the result of the filing of the 2003 income tax return during the third quarter of 2004, which resulted in the realization of decreased benefits for federal housing tax credits and decreased benefits related to Enterprise Zone credits than previously estimated by management.  For the three and nine months ended September 30, 2004, the effective tax rate was negatively affected by the elimination of a recorded tax benefit related to the Bank’s REIT as well as increased levels of fully taxable earnings.  The Company’s effective tax rate of 32% for the nine months ended September 30, 2004 and 23% for the same period in 2003 is also influenced by the Bank’s investment in such assets as limited partnerships which own low income housing projects that generate federal and state income tax credits and other investments with earnings that provide the Company with tax exempt income such as municipal securities and single premium universal life policies.

Financial Condition

Total assets at September 30, 2004 were $1,351,396,000, an increase of $116,854,000 or 9% compared with total assets of $1,234,542,000 at December 31, 2003.  Net loans were $843,619,000 at September 30, 2004, an increase of $92,630,000 or 12% compared with net loans of $750,989,000 at December 31, 2003.  Deposits were $1,087,651,000 at September 30, 2004, an increase of $58,843,000 or 6% compared with deposits of $1,028,808,000 at December 31, 2003.  The increase in total assets of the Company between December 31, 2003 and September 30, 2004 was primarily the result of an increase in deposits and other borrowed funds that were obtained to fund additional purchases or originations of interest earning assets.

Total shareholders’ equity was $101,775,000 at September 30, 2004, an increase of $12,290,000 or 14% from $89,485,000 at December 31, 2003. The growth in shareholders’ equity between December 31, 2003 and September 30, 2004 was achieved through the retention of accumulated earnings which was partially offset by a decline in other comprehensive income.  Other comprehensive income consists of changes in the fair market value compared to book value of available for sale investment securities and valuation changes in the Bank’s interest rate swap, net of estimated federal and state income taxes.

Off-Balance Sheet Commitments.  The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(Dollars in thousands)	September 30, 2004	December 31, 2003

Letters of credit	$13,337	$7,380
Commitments to extend credit	394,141	348,282
Total	$407,478	$355,662

Cash Value of Life Insurance.  The Bank maintains certain cash surrender value life insurance policies to help offset some of the cost of employee benefit programs.  They are associated with a salary continuation plan for the Company’s executive management and deferred retirement benefits for participating board members.  These plans are informally linked with universal life insurance policies maintained by the Bank.  Income from these policies is reflected in noninterest income.  At September 30, 2004, the Bank held $28,063,000 in cash surrender value life insurance, an increase of $3,925,000 from the $24,138,000 maintained at December 31, 2003.

Investment in Housing Tax Credit Limited Partnerships.  The Bank invests in housing tax credit limited partnerships to help meet the Bank’s Community Reinvestment Act (“CRA”) low income housing investment requirements as well as to obtain federal and state income tax credits.  These partnerships provide the funding for low-income housing projects that might not otherwise be created.

Investment Securities.  At September 30, 2004 equity securities included $14.7 million of preferred stock issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  These issues of preferred stock are tied to various short term indexes ranging from the one year LIBOR interest rate to the five year U.S. Treasury rate.  These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par.  At September 30, 2004, the unrealized loss on these securities totaled $2.4 million compared to $1.8 million at December 31, 2003.  It is expected that these investments will increase in value as short term interest rates rise.

In March 2004, the FASB issued Emerging Issues Task Force Issue No.  03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  This EITF describes a model involving three steps:  (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize the impairment loss in earnings.  The EITF also requires several additional disclosures for cost-method investments.  The EITF’s impairment accounting guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the requirement to record impairment losses under EITF 03-1.  The disclosure requirements of EITF 03-1 remain in effect.  The Company does not expect the adoption of the final EITF will have a material impact of the Company’s Consolidated Financial Statements.

At September 30, 2004, management believes the impairments described above are temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statement of income.

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

The following table summarizes nonperforming assets of the Company at September 30, 2004 and December 31, 2003:

(Dollars in thousands)	September 30, 2004	December 31, 2003

Nonaccrual loans	$3,836	$3,987
Accruing loans past due 90 days or more	410	—
Total nonperforming loans	4,246	3,987
Other real estate owned	60	60
Total nonperforming assets	$4,306	$4,047

Nonperforming loans to total loans	0.49%	0.52%
Nonperforming assets to total assets	0.32%	0.33%

Contractual accrued interest income on loans on nonaccrual status as of September 30, 2004 and 2003, that would have been recognized if the loans had been current in accordance with their original terms was approximately $93,000 and $45,000, respectively.

At September 30, 2004, nonperforming assets represented 0.32% of total assets, a decrease of 1 basis points when compared to the 0.33% at December 31, 2003.  Nonperforming loans represented 0.49% of total loans at September 30, 2004, a decrease of 3 basis points compared to the 0.52% at December 31, 2003.  Nonperforming loans that were secured by first deeds of trust on real property were $4,139,000 at September 30, 2004 and $3,716,000 at December 31, 2003.   Other forms of collateral such as inventory and equipment secured the nonperforming loans as of each date.  No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

The increase in nonperforming loans and nonperforming assets as of September 30, 2004 compared with their levels as of December 31, 2003, was due to the addition of a nonperforming $1,000,000 commercial loan in the second quarter of 2004.  This commercial loan is well secured by a first deed of trust.  During the third quarter of 2004, the level of nonperforming loans decreased by $695,000, due primarily to the return to performing status of one large commercial credit.

At September 30, 2004 and December 31, 2003, the Company had $60,000 invested in one property, respectively, that had been acquired through foreclosure.  The property was carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses.  The Company expects to sell most of these properties within a twelve month period.    No assurance can be given that the Company will sell the remaining property during 2004 or at any time or the amount for which the property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At September 30, 2004 and December 31, 2003, impaired loans were measured based on the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Impaired loans at September 30, 2004 were $4,246,000 for which the Company made provisions to the allowance for loan losses of approximately $484,000.

Except for loans that are disclosed above, there were no assets as of September 30, 2004, where known information about possible credit problems of borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets.  Given the magnitude of the Company’s loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 2004 and 2003, and for the year ended December 31, 2003.

	September 30		December 31
	2004	2003	2003
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$13,263	$12,134	$12,134
Provision for loan losses	2,001	1,904	2,455
Charge-offs:
Commercial and agricultural	1,104	750	1,010
Real estate mortgage	—	—	29
Consumer	316	646	956
Total charge-offs	1,420	1,396	1,995
Recoveries
Commercial and agricultural	305	229	302
Consumer	212	306	367
Total recoveries	517	535	669
Net charge-offs	903	861	1,326
Balance at end of period	$14,361	$13,177	$13,263

Loans outstanding at period-end	$857,980	$721,922	$764,252
Average loans outstanding	$799,997	$672,370	$687,419

Annualized net charge-offs to average loans	0.15%	0.17%	0.19%
Allowance for loan losses
To total loans	1.67%	1.83%	1.74%
To nonperforming loans	338.25%	760.36%	332.70%
To nonperforming assets	333.51%	734.86%	327.74%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off.  The Company recorded a provision for loan losses of $760,000 and $2,001,000 for the three and nine months ended September 30, 2004 compared with $751,000 and $1,904,000 during the same periods of 2003. The increase in loan loss provision during the first nine months of 2004 was recorded to coincide with the higher level of nonperforming loans and growth within the loan portfolio during the first nine months of 2004 when compared to the same period in 2003.  The Company’s charge-offs, net of recoveries, were $903,000 for the nine months ended September 30, 2004 compared with $861,000 for the same nine months in 2003.  The increase in net charge-offs for the first nine months of 2004 was primarily due to increased charge-offs that occurred within the commercial and agricultural segment and decreased recoveries within the consumer loan segment of the loan portfolio.

As of September 30, 2004, the allowance for loan losses was $14,361,000 or 1.67% of total loans outstanding, compared with $13,263,000 or 1.74% of total loans outstanding as of December 31, 2003 and $13,177,000 or 1.83% of total loans outstanding as of September 30, 2003.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, available-for-sale securities and federal funds sold.  The Company’s liquid assets totaled $315,185,000 and $321,235,000 on September 30, 2004 and December 31, 2003, respectively, and constituted 23% and 26% of total assets on those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total pledged securities were $312,061,000 at September 30, 2004 compared with $295,024,000 at December 31, 2003.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco (“FRBSF”), Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $203,962,000 of which $130,828,000 was outstanding as of September 30, 2004 and $83,346,000 was outstanding as of December 31, 2003. The increase in borrowings outstanding during 2004 produced an inflow of funds that were used to purchase additional investment securities and provided funds to the Bank that allowed $20,000,000 in brokered deposits to mature.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company’s liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

Capital Resources.  Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the Company has been internally generated capital through retained earnings.  The Company’s shareholders’ equity increased by $12,290,000 or 14% from December 31, 2003 to September 30, 2004.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Management believes, as of September 30, 2004, that the Company and the Bank met all applicable capital requirements.  The Company’s leverage capital ratio at September 30, 2004 was 8.69% as compared with 8.55% as of December 31, 2003.  The Company’s total risk based capital ratio at September 30, 2004 was 11.81% as compared to 11.57% as of December 31, 2003.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of September 30, 2004 and were summarized as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated

As of September 30, 2004
Total capital (to risk weighted assets)	$127,854	11.79%	$86,724	8.0%	$108,405	10.0%
Tier 1 capital (to risk weighted assets)	114,294	10.54	43,362	4.0	65,043	6.0
Leverage ratio*	114,294	8.72	52,406	4.0	65,508	5.0

The Bank:

As of September 30, 2004
Total capital (to risk weighted assets)	$116,054	10.85%	$86,416	8.0%	$108,020	10.0%
Tier 1 capital (to risk weighted assets)	102,541	9.49	43,208	4.0	64,812	6.0
Leverage ratio*	102,541	7.85	52,283	4.0	65,354	5.0

* The leverage ratio consists of Tier 1 capital divided by adjusted quarterly average assets.  The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

The Company issues dividends solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory requirements.  In order to pay any cash dividends, the Company must receive payments of dividends or management fees from the Bank.  There are certain regulatory limitations on the payment of cash dividends by banks.

On October 26, 2004, the Bank entered into a written agreement (the Agreement) with the FRBSF relating to certain deficiencies identified by the FRB with respect to the Bank’s compliance with the Bank Secrecy Act (“BSA”) and other applicable laws and regulations relating to anti-money laundering (“AML”).  CCOW has filed a Form 8-K containing the Bank’s Agreement with the FRBSF with the SEC.

The banking industry, including the Bank, is subject to significantly increased regulatory scrutiny and enforcement regarding BSA matters.  Under the Agreement, the Bank will, among other actions to be taken, (i) develop a written program designed to improve the Bank’s system of internal controls to ensure compliance with applicable provisions of the BSA; (ii) develop an enhanced written customer due diligence program designed to reasonably ensure the identification and reporting of all known or suspected violations of law and suspicious transactions against or involving the Bank; (iii) establish enhanced written policies and procedures designed to strengthen the Bank’s internal controls and audit program, and (iv) submit quarterly progress reports to the FRBSF detailing actions taken to secure compliance with the Agreement.

The Bank has already made significant progress in addressing the deficiencies identified by the FRBSF.  The compliance effort will entail certain additional expenditures.  In addition, while the Agreement is in place, its effect may be to limit the Bank’s ability to engage in certain expansionary activity.  Neither of these effects are expected to have a material adverse impact on the financial condition nor results of operations of the Bank or the Company.

Deposits.  Deposits are the Company’s primary source of funds.  At September 30, 2004, the Company had a deposit mix of 32% in savings deposits, 33% in time deposits, 14% in interest-bearing checking accounts and 21% in noninterest-bearing demand accounts.  Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At September 30, 2004, the Company had brokered deposits of $299,000.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)

Three months or less	$41,222	$68,249
Over three to six months	37,778	37,829
Over six to twelve months	43,242	31,060
Over twelve months	39,598	35,600
Total	$161,840	$172,738

Borrowed Funds

Borrowed funds increased by $47,342,000 or 51% to $140,159,000 at September 30, 2004 compared to the $92,817,000 outstanding at December 31, 2003.  The increase in borrowed funds during 2004 was primarily used to purchase new investment securities and to allow $20,000,000 in brokered certificates of deposit to mature.

Return on Equity and Assets

	Three months ended September 30 2004	Three months ended September 30 2003	Year ended December 31 2003

Annualized return on average assets	1.21%	1.26%	1.23%
Annualized return on average equity	16.26%	17.27%	16.43%
Dividend payout ratio	7.73%	—	—
Average equity to average assets	7.47%	7.28%	7.46%

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

It is the opinion of management there has been no material change in the Company’s market risk during the nine months ended September 30, 2004 when compared to the level of market risk at December 31, 2003.  If interest rates were to suddenly and materially fall from levels anticipated in the fourth quarter of 2004, the Company could become susceptible to an increased level of market risk.

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

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST
(Registrant)

Date: November 5, 2004	By	/s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: November 5, 2004	By	/s/ R. Dale McKinney
R. Dale McKinney
Chief Financial Officer

Exhibit Index

Exhibit	Description

10	Employment Agreement between Thomas T. Hawker and Capital Corp. of the West (incorporated by reference to Exhibit 10 to Current Report on Form 8-K of the registrant dated November 4, 2004)

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350