Form 10-K
period 2004-12-31
CAPITAL CORP OF THE WEST
filed 2005-03-15
CIK 1004740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [X]  No [  ]

Aggregate market value of the voting stock held by nonaffiliates of the Registrant was $197,059,019.52 (based on the $39.12 average of bid and ask prices per common share on June 30, 2004).

The number of shares outstanding of the Registrant’s common stock, no par value, as of February 1, 2005 was 5,807,382.

Documents incorporated by reference:

Portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14 and portions of the Annual Report to Shareholders for 2004 are incorporated by reference in Part II, Item 5 through 8.

Capital Corp of the West

Table of Contents

		Page	Reference
PART I
ITEM 1.	BUSINESS	3
ITEM 2.	PROPERTIES	23
ITEM 3.	LEGAL PROCEEDINGS	23
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND ISSUER PURCHASES OF EQUITY SECURITIES.	24	Page 48 of 2004 Annual Report
ITEM 6.	SELECTED FINANCIAL DATA	24	Page 35 of 2004 Annual Report
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24	Pages 36 through 48 of 2004 Annual Report
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24	Pages 36 through 48 of 2004 Annual Report
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	24	Pages 52 through 80 of 2004 Annual Report
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	25
ITEM 9A.	CONTROLS AND PROCEDURES	25	Proxy Statement for 2005 Annual Meeting
ITEM 9B.	OTHER INFORMATION	25	N/A
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	26	Proxy Statement for 2005 Annual Meeting
ITEM 11.	EXECUTIVE COMPENSATION	26	Proxy Statement for 2005 Annual Meeting
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	26	Proxy Statement for 2005 Annual Meeting
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	26	Proxy Statement for 2005 Annual Meeting
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	26	Proxy Statement for 2005 Annual Meeting
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	27
SIGNATURES		28
EXHIBIT INDEX		E-1

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

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

Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; changes in laws and regulations; recently issued accounting pronouncements; government policies, regulations, and their enforcement (including Bank Secrecy Act-related matters, taxing statutes and regulations); restrictions on dividends that our subsidiaries are allowed to pay to us; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and management’s ability to manage these and other risks.

General Development of the Company

General

Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). During 1999, Town and Country Finance and Thrift (the “Thrift”) was merged into County Bank. The Company’s primary asset is the Bank and the Bank is the Company’s primary source of income. As of February 1, 2005, the Company had outstanding 5,807,382 shares of Common Stock, no par value, held by approximately 1,700 shareholders. There were no preferred shares outstanding at February 1, 2005. The Company has one wholly-owned inactive nonbank subsidiary, Capital West Group (“CWG”) at December 31, 2004. The Bank has three wholly-owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”) and County Investment Trust (“REIT”). CAA is currently inactive. All references herein to the Company includes direct subsidiaries of the Company as well as the Bank and the Bank’s subsidiaries, unless the context otherwise requires.

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

Industry & Market Area

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus, and Tuolomne counties. The Bank has twenty full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Hilmar, Los Banos, Sonora, Stockton, two offices in Modesto and two offices in Turlock. In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa. During 1999, the Bank opened its first office in Fresno, and in 2000 expanded its presence in Fresno by adding an additional office. On January 18, 2001 the Bank opened a loan production office in San Francisco that during 2001 was converted into a full service branch. During 2003 and 2004, the Bank added one full service branch facility in Fresno each year. The Bank’s administrative headquarters also provides accommodations for the activities of MAID, the Bank’s wholly-owned real estate subsidiary. (See “ITEM 2. PROPERTIES”)

Competition

The Company’s primary market area consists of Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus, and Tuolumne Counties and nearby communities. The banking business in California generally, and specifically in the Company’s primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company or through its correspondent banks. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

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

See also the discussion under “Regulation and Supervision — Financial Services Modernization Legislation.”

Bank’s Services and Markets

Bank

The Bank conducts a general commercial banking business including the acceptance of demand (includes interest bearing), savings and time deposits. The Bank also offers commercial, agriculture, real estate, personal, home improvement, home mortgage, automobile, credit card and other installment and term loans. The Bank offers travelers’ checks, safe deposit boxes, banking-by-mail, drive-up facilities, 24-hour automated teller machines, and other customary banking services to its customers. During 2004, the Bank received regulatory approval to begin offering trust services to its customers.

The five general areas in which the Bank has directed its lendable assets are (i) real estate mortgage loans, (ii) commercial loans, (iii) agricultural loans, (iv) real estate construction loans, and (v) consumer loans. As of December 31, 2004, these five categories accounted for approximately 47%, 25%, 9%, 11% and 8%, respectively, of the Bank’s loan portfolio.

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

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investment securities (principally U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal and corporate bonds), and (iii) service charges on deposit accounts and other noninterest income. For the year ended December 31, 2004, these sources comprised approximately 72%, 20%, and 8% respectively, of the Bank’s total interest and noninterest income.

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

Federal law now precludes banks from engaging in real estate development. At December 31, 2004, MAID held no real estate investments for sale. The last remaining real estate parcel held by MAID was sold during 2000. MAID does not currently intend to purchase or develop any new investment properties for sale or lease. During 2004, MAID was used to own, operate, and maintain the County Bank Merced downtown branch and County Bank administration building. MAID may only serve as owner for additional branch premise properties in the future. The state regulatory charter for MAID was changed in 2001 to only allow MAID to invest in additional branch premises property in the future.

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

Employees

As of December 31, 2004, the Company employed a total of 347 full-time equivalent employees. The Company believes that employee relations are excellent.

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

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although we anticipate that the implementation of SOP 03-3 may require loan system and operational changes to track credit related losses on loans purchased starting in 2005, we do not expect these changes to have a significant effect on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” consensus was published. Issue No. 03-1 contained new guidance effectively codifying the provisions of SEC Staff Accounting Bulletin No. 59 and creates a new model that calls for new judgments and additional evidence gathering. In September 2004, the FASB delayed the requirement to record impairment losses under EITF 03-1. The disclosure requirements of EITF 03-1 remain in effect. Management has done an analysis of the impact of this accounting pronouncement, which is discussed in the section of this report entitled, Financial Condition. The Company does not expect the adoption of the final EITF will have a material impact of the Company’s Consolidated Financial Statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No 123 (Revised 2004) on July 1, 2005 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations. The impact on prior years is discussed in Note 1 under the section titled “Stock Option Plan”.

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

The BHCA includes minimum capital requirements for bank holding companies. See section titled “Regulation and Supervision — Regulatory Capital Requirements”. Regulations and policies of the FRB also require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and that it should maintain the financial flexibility and capital-raising capacity needed to obtain additional resources for assisting the subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

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

Federal regulation has established five tiers of capital measurement, ranging from “well capitalized” to “critically undercapitalized.” Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks. If a bank does not meet the minimum capital requirements set by its regulators, the regulators are compelled to take certain actions, which may include a prohibition on the payment of dividends to a parent holding company and requiring adoption of an acceptable plan to restore capital to an acceptable level. Failure to comply will result in further sanctions, which may include orders to raise capital, merge with another institution, restrict transactions with affiliates, limit asset growth or reduce asset size, divest certain investments and /or elect new directors. It is the Company’s intention to maintain risk-based capital ratios for itself and for the Bank at above the minimum for the “well capitalized” level (6% Tier 1 risk-based; 10% total risk-based) and to maintain the leverage capital ratio for County Bank above the 5% minimum for “well-capitalized” banks. At December 31, 2004, the Company’s leverage, Tier 1 risk-based and total risk-based capital ratios were 8.46%, 10.30% and 11.55%, and the Bank’s leverage, Tier 1 risk-based and total risk-based capital ratios were 7.58%, 9.22% and 10.47%. No assurance can be given that the Company or the Bank will be able to maintain capital ratios in the “well capitalized” level in the future.

Prompt Corrective Action

The FDIC has authority: (a) to request that an institution’s primary regulatory agency take enforcement action against it based upon an examination by the FDIC or the agency, (b) if no action is taken within 60 days and the FDIC determines that the institution is in an unsafe and unsound condition or that failure to take the action will result in continuance of unsafe and unsound practices, to order that action be taken against the institution, and (c) to exercise this enforcement authority under “exigent circumstances” merely upon notification to the institution’s primary regulatory agency. This authority gives the FDIC the same enforcement powers with respect to any institution and its subsidiaries and affiliates as the primary regulatory agency has with respect to those entities.

An undercapitalized institution is required to submit an acceptable capital restoration plan to its primary federal bank regulatory agency. The plan must specify (a) the steps the institution will take to become adequately capitalized, (b) the capital levels to be attained each year, (c) how the institution will comply with any regulatory sanctions then in effect against the institution and (d) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan “is based on realistic assumptions, and is likely to succeed in restoring the institution’s capital” and “would not appreciably increase the risk . . . to which the institution is exposed.” A requisite element of an acceptable capital restoration plan for an undercapitalized institution is a guaranty by its parent holding company that the institution will comply with the capital restoration plan. Liability with respect to this guaranty is limited to the lesser of (i) 5% of the institution’s assets at the time when it becomes undercapitalized and (ii) the amount necessary to bring the institution into capital compliance with applicable capital standards as of the time when the institution fails to comply with the plan. The guaranty liability is limited to companies controlling the undercapitalized institution and does not affect other affiliates. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment over the claims of other creditors, including the holders of the company’s long-term debt.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized, or that is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed by regulation or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency, to take one or more of the following actions: (a) sell enough shares, including voting shares, to become adequately capitalized; (b) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (c) restrict specified transactions with banking affiliates as if the “sister bank” exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (d) otherwise restrict transactions with bank or nonbank affiliates; (e) restrict interest rates that the institution pays on deposits to “prevailing rates” in the institution’s “region”; (f) restrict asset growth or reduce total assets; (g) alter, reduce or terminate activities; (h) hold a new election of directors; (i) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the agency must comply with procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (j) employ “qualified” senior executive officers; (k) cease accepting deposits from correspondent depository institutions; (l) divest nondepository affiliates which pose a danger to the institution; (m) be divested by a parent holding company; and (n) take any other action which the agency determines would better carry out the purposes of the prompt corrective action provisions.

In addition to the foregoing sanctions, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for a senior executive officer without regulatory approval. If an undercapitalized institution has failed to submit or implement an acceptable capital restoration plan the appropriate federal banking agency is not permitted to approve the payment of a bonus to a senior executive officer.

Not later than 90 days after an institution becomes critically undercapitalized, the institution’s primary federal bank regulatory agency must appoint a receiver or a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. Any alternative determination must be documented by the agency and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings, and is reducing its ratio of non-performing loans to total loans, and unless the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

The FDIC is required, by regulation or order, to restrict the activities of critically undercapitalized institutions. The restrictions must include prohibitions on the institution’s doing any of the following without prior FDIC approval: entering into any material transactions not in the usual course of business, extending credit for any highly leveraged transaction; engaging in any “covered transaction” (as defined in Section 23A of the Federal Reserve Act) with an affiliate; paying “excessive compensation or bonuses”; and paying interest on “new or renewed liabilities” that would increase the institution’s average cost of funds to a level significantly exceeding prevailing rates in the market.

Federal Reserve Borrowings

A Federal Reserve Bank may not make advances to an undercapitalized institution for more than 60 days in any 120-day period without a viability certification by a federal bank regulatory agency or by the Chairman of the FRB after an examination by the FRB. If an institution is deemed critically undercapitalized, an extension of Federal Reserve Bank credit cannot continue for five days without demand for payment unless the Federal Reserve Bank is willing to accept responsibility for any resulting loss to the FDIC. As a practical matter, this provision is likely to mean that Federal Reserve Bank credit will not be extended beyond the limitations in this provision.

Acquisitions of Control

Under applicable federal and state laws, it is unlawful for a person to purchase or otherwise acquire beneficial ownership of shares of common or preferred stock of the Bank, without the prior approval of the Commissioner and a notice of non-disapproval from the FDIC, if the acquisition would give the person, or any group of persons acting together (a “Group”), control of the Bank. The applicable government regulations defined “control” for these purposes to mean the direct or indirect power (i) to vote 25% or more of the Bank’s outstanding shares, or (ii) to direct or cause the direction of the management and policies of the Bank, whether through ownership of voting securities, by contract or otherwise; provided that no individual will be deemed to control the Bank solely on accord of being a director, officer or employee of the Bank. Persons who directly or indirectly own or control 10% or more of a bank’s outstanding shares are presumed to control the bank.

Consumer Laws and Regulations

In addition to the other laws and regulations discussed in this Offering Circular, the Bank must also comply with consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing regulatory compliance and customer relations efforts.

Exposure to and Management of Risk

The federal banking agencies examine banks and bank holding companies with respect to their exposure to and management of different categories of risk. Categories of risk identified by the agencies include legal risk, operational risk, market risk, credit risk, interest rate risk, price risk, foreign exchange risk, transaction risk, compliance risk, strategic risk, credit risk, liquidity risk, and reputation risk. This examination approach causes bank regulators to focus on risk management procedures, rather than simply examining every asset and transaction. This approach supplements rather than replaces existing rating systems based on the evaluation of an institution’s capital, assets, management, earnings and liquidity. It is not clear what effect, if any, this examination approach will have on the Bank.

Safety and Soundness Standards

Federal banking regulators have adopted a Safety and Soundness Rule and Interagency Guidelines Prescribing Standards for Safety and Soundness (the “Guidelines”). The Guidelines create standards for a wide range of operational and managerial matters including (a) internal controls, information systems, and internal audit systems; (b) loan documentation; (c) credit underwriting; (d) interest rate exposure; (e) asset growth; (f) compensation and benefits; and (g) asset quality and earnings.

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

Federal regulators have stated that the Guidelines are meant to be flexible and general enough to allow each institution to develop its own systems for compliance. With the exception of the standards for compensation and benefits, a failure to comply with the Guidelines’ standards does not necessarily constitute an unsafe and unsound practice or condition. On the other hand, an institution in conformance with the standards may still be found to be engaged in an unsafe and unsound practice or to be in an unsafe and unsound condition.

Although meant to be flexible, an institution that falls short of the Guidelines’ standards may be requested to submit a compliance plan or be subjected to regulatory enforcement actions. Generally, the federal banking agencies will request a compliance plan if an institution’s failure to meet one or more of the standards is of sufficient severity to threaten the safe and sound operation of the institution. An institution must file a compliance plan within 30 days of request by its primary federal regulator, which is the FDIC in the case of the Bank. The Guidelines provide for prior notice of and an opportunity to respond to the agency’s proposed order. An enforcement action may be commenced if, after being notified that it is in violation of a safety and soundness standard, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted plan. The Federal Deposit Insurance Act provides the agencies with a wide range of enforcement powers. An agency may, for example, obtain an enforceable cease and desist order in the United States District Court, or may assess civil money penalties against an institution or its affiliated parties.

Legislation and Proposed Changes

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. For example, from time to time Congress has considered various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter, conform holding company regulation, and abolish the Office of Thrift Supervision. Typically, the intent of this type of legislation is to strengthen the banking industry, even if it may on occasion prove to be a burden on management’s plans. No prediction can be made as to the likelihood of any major changes or the impact that new laws or regulations might have on the Bank.

LIMITATIONS ON ACTIVITIES

On October 26, 2004 County Bank entered into a written agreement with the Federal Reserve Bank of San Francisco (“FRBSF”). Under the Agreement, the Bank will, among other actions to be taken, (i) develop a written program designed to improve the Bank’s system of internal controls to ensure compliance with applicable provisions of the Bank Secrecy Act; (ii) develop an enhanced written customer due diligence program designed to reasonably ensure the identification and reporting of all known or suspected violations of law and suspicious transactions against or involving the Bank; (iii) establish enhanced written policies and procedures designed to strengthen the Bank’s internal controls and audit program, and (iv) submit quarterly progress reports to the FRBSF detailing actions taken to secure compliance with the Agreement.

The Bank has already made significant progress in addressing the deficiencies identified by the Federal Reserve Bank San Francisco. The compliance effort will entail certain additional expenditures. In addition, while the

Agreement is in place, its effect may be to limit the Bank’s ability to engage in certain expansionary activity. Neither of these effects is expected to have a material adverse impact on the financial condition nor results of operations of the Bank or the Company. The next review date is scheduled for May 2005.

FDICIA prohibits state chartered banks and their subsidiaries from engaging, as principal, in activities not permissible by national banks and their subsidiaries, unless the bank’s primary federal regulator determines the activity poses no significant risk to the Bank Insurance Fund (“BIF”) and the state bank is and continues to be adequately capitalized. Similarly, state bank subsidiaries may not engage, as principal, in activities impermissible by subsidiaries of national banks. This prohibition extends to acquiring or retaining any investment, including those that would otherwise be permissible under California law.

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

Under regulations of the Office of the Comptroller of the Currency (“OCC”) eligible institutions (those national banks that are well-capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. In determining whether to permit the subsidiary to engage in the activity, the OCC will evaluate why the bank itself is not permitted to engage in the activity and whether a Congressional purpose will be frustrated if the OCC permits the subsidiary to engage in the activity. The State Bank Parity Act may permit state-licensed banks to engage in similar activities, subject to the discretion of the Commissioner.

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

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act (“CRA”) requires banks to identify the communities served by the bank’s offices and to identify the types of credit the bank is prepared to extend within such communities. It also requires the bank’s regulators to assess the bank’s performance in meeting the credit needs of its community and to take that assessment into consideration in reviewing applications for mergers, acquisitions and other transactions. During January, 2003, a CRA examination was completed. The Bank was assigned a CRA rating of “outstanding” as of this examination.

BANK SECRECY ACT

The Bank Secrecy Act requires financial institutions to keep records and file reports regarding certain financial transactions that involve cash, and to implement counter-money laundering programs and compliance procedures.

SECURITIES AND EXCHANGE COMMISSION FILINGS

Under Section 13 of the Securities Exchange Act of 1934 (“Exchange Act”) and the SEC’s rules, the Company must electronically file periodic and current reports as well as proxy statements with the Securities and Exchange Commission (the “SEC”). The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), and Form 8-K (Current Report). The Company may prepare additional filings and amendments to those as required. The SEC maintains an Internet site, http://www.sec.gov, at which all forms filed electronically may be accessed. Our SEC filings are also available free of charge on our website at http://www.ccow.com.

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

INTERSTATE BANKING

Bank holding companies (including bank holding companies that also are financial holding companies) are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or grater amount set by state law of such deposits in that state.

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act of 1999 (the “Modernization Act”) repealed two provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company and its subsidiaries to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in conjunction with the Secretary of the Treasury, determine to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

SARBANES-OXLEY ACT OF 2002

The stated goals of the Sarbanes-Oxley Act of 2002 (“SOX”) are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly-traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws.

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

The SOX addresses, among other matters: audit committees for all reporting companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on trading by officers and directors trading during certain black out periods under employee benefit plans; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for Form 4’s; disclosure of a code of ethics and filing of a Form 8-K for a change or waiver of such code; “real time” filing of issuers’ periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violation of securities laws. The SEC has adopted a number of rules designed to effectuate the provisions of the SOX.

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

Concurrent with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation that would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

Selected Statistical Information

The following tables on pages 17 through 23 present certain statistical information concerning the business of the Company. This information should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” incorporated in ITEM 7 of this report by reference to pages 36 through 48 of the Company’s 2004 Annual Report to Shareholders and with the Company’s Consolidated Financial Statements and the Notes thereto incorporated in Item 8 of this report by reference to pages 35 through 80 of the Company’s 2004 Annual Report to Shareholders. The statistical information that follows is based on average daily amounts.

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

	For the years ended December 31,
	2004			2003			2002
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Federal funds sold	$16,604	$266	1.60%	$26,673	$274	1.03%	$21,244	$337	1.59%
Time deposits at other financial institutions	670	15	2.24	504	8	1.59	500	10	2.00
Nontaxable investment securities(1)	56,057	2,937	5.24	30,946	1,793	5.79	28,936	1,717	5.93
Taxable investment securities(1)	325,933	12,908	3.96	287,158	11,965	4.17	258,049	13,797	5.35
Loans, gross (2)	813,050	55,303	6.80%	687,419	48,948	7.12	576,156	43,503	7.55
Total interest-earning assets	1,212,314	71,429	5.89	1,032,700	62,988	6.10	884,885	59,364	6.71
Allowance for loan losses	(14,001)			(13,413)			(11,232)
Cash and due from banks	40,475			35,454			30,372
Premises and equipment, net	18,881			15,069			13,551
Interest receivable and other assets	51,854			42,379			38,852
Total assets	$1,309,523			$1,112,189			$956,428
Liabilities and shareholders’ equity
Negotiable orders of withdrawal	$148,951	$70	0.05%	122,927	57	0.05%	$103,209	$189	0.18%
Savings deposits	350,270	3,165	0.90	274,988	2,691	0.98	218,788	3,172	1.45
Time deposits	356,184	8,053	2.26	349,223	8,503	2.43	311,583	10,264	3.29
Subordinated Debentures	16,496	1,152	6.98	6,607	648	9.81	6,186	631	10.20
Other borrowings	121,585	4,657	3.83	104,920	4,354	4.15	109,742	4,598	4.19
Total interest-bearing liabilities	993,486	17,097	1.72	858,665	16,253	1.89	749,508	18,854	2.52
Noninterest-bearing deposits	213,864			164,919			131,367
Accrued interest, taxes and other liabilities	5,081			5,607			5,798
Total liabilities	1,212,431			1,029,191			886,673
Total shareholders’ equity	97,092			82,998			69,755
Total liabilities and shareholders’ equity	$1,309,523			$1,112,189			$956,428
Net interest income and margin (3)		$54,332	4.49%		$46,735	4.53%		$40,510	4.58%

(1)	Tax-equivalent adjustments recorded at the statutory rate of 35% that are included in nontaxable investment securities income totaled $726,000, $442,000, and $408,000 in 2004, 2003, and 2002, respectively. Tax equivalent income adjustments included in the nontaxable investment securities income were derived from nontaxable municipal interest income. Tax equivalent income adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities income were created by a dividends received deduction of $132,000, $133,000, and $145,000 in 2004, 2003, and 2002, respectively.
(2)	Interest on non-accrual loans is recognized into income on a cash received basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	2004 Compared to 2003			2003 Compared to 2002
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Net Interest Income Variance Analysis
Increase (decrease) in interest income:
Loans	$6,903	$(548)	$6,355	$8,031	$(2,586)	$5,445
Taxable investment securities	1,091	(148)	943	1,440	(3,272)	(1,832)
Nontaxable investment securities	1,187	(43)	1,144	117	(41)	76
Federal funds sold	(34)	26	(8)	73	(136)	(63)
Time deposits at other institutions	3	4	7	—	(2)	(2)
Total	9,150	(709)	8,441	9,661	(6,037)	3,624
Increase (decrease) in interest expense:
Interest-bearing demand deposits	13	—	13	31	(163)	(132)
Savings deposits	526	(52)	474	698	(1,179)	(481)
Time deposits	42	(492)	(450)	1,138	(2,899)	(1,761)
Subordinated Debentures	588	(84)	504	42	(25)	17
Other borrowings	350	(47)	303	(200)	(44)	(244)
Total	1,519	(675)	844	1,709	(4,310)	(2,601)
Increase (decrease) in net interest income	$7,631	$(34)	$7,597	$7,952	$(1,727)	$6,225

Investment Portfolio Maturities

The following table sets forth the maturities of debt securities at December 31, 2004 and the weighted average yields of such securities calculated on a book value basis using the weighted average yield within each scheduled maturity grouping. Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for sale debt securities:
U.S. Treasury and U.S. Government agencies	$4,979	2.50%	$20,149	3.05%	$—	—%	$—	—%	$25,128
State and political subdivisions	—	—	—	—	261	3.38	1,064	3.37	1,325
Mortgage-backed securities	—	—	9,744	3.83	63,702	4.05	64,635	4.45	138,081
Collateralized Mortgage Obligations	—	—	—	—	—	—	61,882	3.47	61,882
Corporate debt securities	—	—	—	—	—	—	—	—	—
Held to maturity debt securities:
U.S. Treasury and U.S. Government agencies	—	—	—	—	—	—	—	—	—
State and political subdivisions	—	—	3,920	4.20	23,315	4.32	42,659	3.75	69,894
Mortgage-backed securities	—	—	—	—	876	7.40	71,837	4.98	72,713
Collateralized Mortgage Obligations	—	—	—	—	—	—	24,380	3.85	24,380
Total debt securities	$4,979	2.50%	$33,813	3.41%	$88,154	4.15%	$266,457	5.86%	$393,403

The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

Asset/Liability Repricing

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

	By Repricing Interval As of December 31, 2004
(Dollars in thousands)	Within three months	After three months, within one year	After one year, within five years	After five years	Noninterest- bearing Funds	Total
Assets
Federal funds sold	$17,365	$—	$—	$—	$—	$17,365
Time deposits at other institutions	3,000	250	100	—	—	3,350
Investment securities	15,722	4,979	23,945	382,480	9,050	436,176
Loans	118,772	202,247	200,122	363,952	—	885,093
Noninterest-earning assets and allowance for loan losses	—	—	—	—	105,784	105,784
Total assets	$154,859	$207,476	$224,167	$746,432	$114,834	$1,447,768
Liabilities and shareholders’ equity
Demand deposits	$—	$—	$—	$—	$262,315	$262,315
Savings, money market & NOW deposits	531,189	—	—	—	—	531,189
Time deposits	136,421	140,763	83,347	122	—	360,653
Other interest-bearing liabilities	22,853	42,900	75,426	22,940	—	164,119
Subordinated Debentures	—	—	—	16,496	—	16,496
Other liabilities and shareholders’ equity	—	—	—	—	112,996	112,996
Total liabilities and shareholders’ equity	$690,463	$183,663	$158,773	$39,558	$375,311	$1,447,768
Interest rate sensitivity gap	$(535,604)	$23,813	$65,394	$706,874	$(260,477)
Cumulative interest rate sensitivity gap	$(535,604)	$(511,791)	$(446,397)	$260,477	$—

Loan Portfolio

At December 31, 2004, the Company had approximately $393,039,000 in undisbursed loan commitments. This compares with $348,282,000 at December 31, 2003. Standby and performance letters of credit were $13,875,000 and $7,380,000, at December 31, 2004 and 2003. For further information about the composition of the Company’s loan portfolio see the information in “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Credit Risk Management and Asset Quality,” incorporated by reference to pages 43 through 45 of the Company’s 2004 Annual Report to Shareholders.

The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

(Dollars in thousands)	December 31,
	2004	2003	2002	2001	2000
	Amount	Amount	Amount	Amount	Amount
Commercial, financial and agricultural	$298,122	$288,138	$242,157	$215,115	$155,952
Real estate —construction	97,396	89,652	78,064	57,989	30,133
Real estate — mortgage	416,385	318,624	244,468	187,586	141,575
Consumer installment	73,190	67,838	69,084	71,730	85,004
Total	$885,093	$764,252	$633,773	$532,420	$412,664

The table that follows shows the maturity distribution of the portfolio of commercial and agricultural, real estate construction, real estate mortgage and installment loans on December 31, 2004 by fixed and floating rate attributes:

	December 31, 2004
(Dollars in thousands)	Within One Year	One to Five Years	Over Five Years	Total
Commercial and agricultural
Loans with floating rates	$150,871	$71,395	$15,237	$237,503
Loans with predetermined rates	25,158	24,465	10,996	60,619
Subtotal	176,029	95,860	26,233	298,122

Real Estate — Construction
Loans with floating rates	80,478	10,015	28	90,521
Loans with predetermined rates	6,549	326	—	6,875
Subtotal	87,027	10,341	28	97,396

Real Estate — Mortgage
Loans with floating rates	21,560	41,621	249,254	312,435
Loans with predetermined rates	2,550	38,246	63,154	103,950
Subtotal	24,110	79,867	312,408	416,385

Consumer installment
Loans with floating rates	252	452	49,694	50,398
Loans with predetermined rates	1,873	13,598	7,321	22,792
Subtotal	2,125	14,050	57,015	73,190

Total	$289,291	$200,118	$395,684	$885,093

All Cash Reserve loans that do not have a maturity date are included in “Over Five Years” category.

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

Nonaccrual, Past Due and Restructured Loans

The following table summarizes nonperforming loans of the Company as of the dates indicated:

(Dollars in thousands)	December 31,
	2004 Amount	2003 Amount	2002 Amount	2001 Amount	2000 Amount
Nonaccrual loans	$4,394	$3,987	$2,381	$4,247	$2,243
Accruing loans past due 90 days or more	—	—	2	609	97
Total nonperforming loans	$4,394	$3,987	$2,383	$4,856	$2,340
Other real estate owned	60	60	60	472	248
Total nonperforming assets	$4,454	$4,047	$2,443	$5,328	$2,588
Nonperforming loans to total loans	0.50%	0.52%	0.38%	0.91%	0.57%
Nonperforming assets to total assets	0.30%	0.33%	0.24%	1.00%	0.38%

Loans with significant potential problems or impaired loans are placed on nonaccrual status. Management defines impaired loans as those loans, regardless of past due status, in which management believes the collection of principal and interest is in doubt. The amount of gross interest income that would have been recorded on nonaccrual loans in the periods then ended if the loans had been current in accordance with the original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $4,000, $39,000, $131,000, $170,000 and $224,000 in 2004, 2003, 2002, 2001, and 2000. The amount of interest income on nonaccrual loans that was included in net income was $216,000, $231,000, $210,000, $105,000, and $79,000 in 2004, 2003, 2002, 2001, and 2000.

Allocation of the Allowance for Loan Losses

The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

(Dollars in thousands)	December 31,
	2004		2003		2002		2001		2000
	Amount	Loans % to total loans	Amount	Loans % to Total loans	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to Total loans
Commercial, financial and agricultural	$5,497	34%	$7,295	38%	$6,674	38%	$6,029	40%	$4,186	38%
Real estate —construction	1,056	11	1,052	12	971	12	676	11	451	7
Real estate — mortgage	7,047	47	3,808	41	3,397	39	2,187	35	2,076	34
Installment	684	8	1,108	9	1,092	11	851	14	1,494	21
Total	$14,284	100%	$13,263	100%	$12,134	100%	$9,743	100%	$8,207	100%

Other Interest-Bearing Assets

The following table relates to other interest bearing assets not disclosed above for the dates indicated. This item consists of a salary continuation plan for the Company’s executive management and a deferred compensation plan for participating board members. The Company has discontinued the DCP for board members and entered into “Director Elective Income Deferral Agreements”. The plans are informally linked with universal life insurance policies containing cash surrender values as listed in the following table:

	December 31
(Dollars in thousands)	2004	2003	2002
Cash surrender value of life insurance	$28,362	$24,138	$17,240

During 2004, 2003, and 2002 the Bank purchased $3,175,000, $6,000,000, and $172,000 in new bank owned life insurance policies. This additional life insurance is in the form of single premium life policies covering bank officers. These policies have a variable rate of return that is reset annually by each insurer. The Bank is the owner of these policies and also the named beneficiary.

Deposits

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the years indicated:

Deposits

	For the Year Ended December 31,
	2004		2003		2002
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Noninterest-bearing demand deposits	$213,864	—%	$164,919	—%	$131,367	—%
Interest-bearing demand deposits	148,951	0.05	122,927	0.05	103,209	0.18
Savings deposits	350,270	0.90	274,988	0.99	218,788	1.45
Time deposits under $100,000	182,016	2.35	171,045	2.58	161,810	3.44
Time deposits $100,000 and over	174,168	2.17	178,178	2.30	149,773	3.14

Maturities of Time Certificates of Deposits of $100,000 or More

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2004 are summarized as follows:

(Dollars in thousands)
Three months or less	$77,105
Over three to six months	20,366
Over six to twelve months	38,086
Over twelve months	31,183
Total	$166,740

Return on Equity and Assets

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

Return on Average Equity and Assets

	For the year ended December 31,
	2004	2003	2002
Return on average assets	0.94%	1.23%	1.09%
Return on average equity	12.69	16.43	14.94
Average equity to average assets	7.41	7.46	7.29
Dividend payout ratio	9.4%	0%	0%

ITEM 2.    PROPERTIES

The Bank

Capital Corp of the West/County Bank is a community service bank with operations located mainly in the San Joaquin Valley of Central California. The corporate headquarters and main branch facility are located at 550 West Main Street, Merced, California in a three-story building with a two-story, attached parking garage and is approximately 29,000 square feet. In addition to this facility, there are three support centers in downtown Merced with an additional square footage of 33,000 square feet.

The Bank currently has 19 branch operations located in the central valley and 1 branch operation located in San Francisco. The central valley operations include branches located in: Merced (2), Atwater, Los Banos, Hilmar, Sonora, Turlock (2), Modesto (2), Dos Palos, Livingston, Mariposa, Madera, Fresno (4) and Stockton. The Bank owns eight of these branch facilities and the remaining twelve facilities are leased. The Management of the Bank believes that the facilities will be adequate to accommodate operations for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2004, the Company, is not a party to, nor is any of its properties the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities.

The Company is, however, exposed to certain potential claims encountered in the normal course of business. In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations in the foreseeable future.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information concerning the market for the Company’s common stock and related shareholder matters, see page 48 of the Company’s 2004 Annual Report to Shareholders incorporated herein by reference.

For information concerning the Company’s dividend policy, see the “Capital Resources” discussion on page 47 of the Company’s 2004 Annual Report to Shareholders incorporated herein by reference.

Market for Company’s Common Stock and Related Stock Matters

The Company’s stock is included for quotation on the Nasdaq National Market System with a stock quotation symbol of CCOW. The following table indicates the range of high and low bid prices for the period shown, based upon information provided by the Nasdaq National Market System. There were approximately 1,700 CCOW shareholders as of December 31, 2004.

2004	High	Low
4th quarter	$51.75	$41.97
3rd quarter	43.75	35.06
2nd quarter	40.50	32.98
1st quarter	40.07	37.45

2003	High	Low
4th quarter	$41.25	$32.32
3rd quarter	35.30	24.34
2nd quarter	26.58	23.83
1st quarter	26.31	22.30

ITEM 6.	SELECTED FINANCIAL DATA

For selected consolidated financial data concerning the Company, see page 35 of the Company’s 2004 Annual Report to Shareholders incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management’s discussion and analysis of financial condition and results of operations, see pages 36 through 48 of the Company’s 2004 Annual Report to Shareholders incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For management’s discussion and analysis of market risk and interest rate risk management, see pages 45 through 47 of the Company’s 2004 Annual Report to Shareholders incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Balance Sheets as of December 31, 2004 and 2003 and Audited Consolidated Statements of Income and Comprehensive Income, Shareholders’ Equity and Cash Flows for the fiscal years ended December 31, 2004, 2003, and 2002 appear on pages 52 through 55 of the Company’s 2004 Annual Report to Shareholders incorporated herein by reference. Notes to the Consolidated Financial Statements appear on pages 56 through 80 of the Company’s 2004 Annual Report to Shareholders incorporated herein by reference. The Independent Auditors’ Report appears on page 51 of the Company’s 2004 Annual Report to Shareholders incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and there were no disagreements with accountants on accounting and financial disclosure during 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined by Rules 13a-15(c) and 15d-15(c)) under the Securities Exchange Act of 1934.

Based on the evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2004, the end of the period covered by this report, the disclosure controls and procedures were adequate and effective, and that the material information required to be included in this report, including information from the Company’s consolidated subsidiaries, was made known to the chief executive officer and chief financial officer by others within the Company in a timely manner, particularly during the period when this annual report on Form 10-K was being prepared.

Management’s Report on Internal Control over Financial Reporting.

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and instructions for Form 10-K.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the section of the Company’s 2004 Proxy Statement titled “Election of Directors,” which is to be filed on or about March 11, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

As permitted by the Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company’s 2004 Proxy Statement titled “Information Pertaining to Election of Directors,” which is to be filed on or about March 11, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the sections of the Company’s 2004 Proxy Statement, titled “Beneficial Ownership of Management” and “Principal Shareholders” which is to be filed on or about March 11, 2005.

Securities authorized for issuance under equity compensation plans.

(a)	The information in the following table is provided as of the end of the fiscal year ended December 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	373,364	$22.00	301,636
Equity compensation plans not approved by security holders	—	—	—
Total	373,364	$22.00	301,636

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the Company’s Proxy Statement, which was filed on or about March 11, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

As permitted by the Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company’s 2004 Proxy Statement titled “Auditor Fees,” which is to be filed on or about March 11, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Financial Statements and Schedules

An index of all financial statements and schedules filed as part of this Form 10-K appears below and the material which begins on the pages of the Company’s Annual Report to Shareholders for the year ended December 31, 2004 listed, are incorporated herein by reference in response to Item 8 of this report.

Financial Statements:	Page*
Management report on internal control over financial reporting	49
Report of Independent Registered Public Accounting Firm Regarding Internal Controls	50
Report of Independent Registered Public Accounting Firm on Financial Statements	51
Consolidated Balance Sheets at December 31, 2004 and 2003	52
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	53
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	54
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	55
Notes to Consolidated Financial Statements	56

*Incorporated by reference from the indicated pages of the 2004 Annual Report.

Schedules:
None

(b)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The Exhibit Index is located on the final page of this report on Form 10-K.

(c)	Financial Statement Schedules

All other supporting schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2005.

CAPITAL CORP OF THE WEST

Date: March 11, 2005	By:	/s/ Thomas T. Hawker
THOMAS T. HAWKER President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2005	By:	/s/ R. Dale McKinney
R. DALE MCKINNEY Executive Vice President and Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Dorothy L. Bixxizi DOROTHY L. BIZZINI	Director	March 11, 2005

/s/ Jerry E. Callister JERRY E. CALLISTER	Director	March 11, 2005

/s/ John Fawcett JOHN FAWCETT	Director	March 11, 2005

/s/ G. Michael Graves G MICHAEL GRAVES	Director	March 11, 2005

/s/ Thomas T. Hawker THOMAS T. HAWKER	Director/CEO and Principal Executive Officer	March 11, 2005

/s/ R. Dale McKinney R. DALE MCKINNEY	Chief Financial Officer Principal Financial and Accounting Officer	March 11, 2005

/s/ Curtis Riggs CURTIS RIGGS	Director	March 11, 2005

/s/ Jerry Tahajian JERRY TAHAJIAN	Director	March 11, 2005

/s/ Curtis R. Grant CURTIS R. GRANT	Director	March 11, 2005

/s/ Roberto Salazar ROBERTO SALAZAR	Director	March 11, 2005

/s/ Tom A. L. Van Groningen TOM A.L. VAN GRONINGEN	Chairman of the Board of Directors	March 11, 2005

Exhibit Index

The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this 10-K:

Exhibit Number	Exhibit
3.1	Articles of Incorporation as in effect on December 31, 2003 (incorporated by reference to Exhibit 3.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
3.3
Rights Agreement between Capital Corp of the West and Harris Trust Company of California dated as of September 26, 1997, including Form of Right Certificate attached thereto as Exhibit B (incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form 8-A filed with the SEC on October 1, 1997).

4.1
Indenture, dated as of February 22, 2001 between Capital Corp of the West, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003)

4.2
Amended and Restated Declaration of Trust by and between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and Capital Corp of the West, as Sponsor (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003)

4.3
Indenture, dated as of December 17, 2003 between Capital Corp of the West, as Issuer, and U S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2003)

4.4
Amended and Restated Declaration of Trust by and among U. S. Bank National Association, as Institutional Trustee, and Capital Corp of the West, as Sponsor and Kenneth K. Lee, Janey Cabral, and David Curtis, as Administrators, dated as of December 17, 2003 (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2003)

10.1
Employment Agreement between Thomas T. Hawker and Capital Corp. of the West dated January 1, 2002 (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of the registrant for the Quarter Ended March 31, 2004)
*
10.2
Employment Agreement between Thomas T. Hawker and Capital Corp. of the West dated January 1, 2005 (incorporated by reference to Exhibit 10 to Current Report on Form 8-K of the registrant dated November 4, 2004)
*
10.3	Form of Severance Agreement for certain executive officers of the registrant (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 27, 2004)	*
10.4	Director Elective Income Deferral Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 23, 2004)	*
10.5	Director Deferred Compensation Elections (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of the registrant dated December 23, 2004)	*
10.6	1992 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K of the registrant for the year ended December 31, 1995).	*

Exhibit Number	Exhibit
10.7	2002 Stock Option Plan (incorporated by reference to Exhibit A to the registrant’s proxy statement dated March 13, 2002)	*
10.8	401(k) Plan (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K of the registrant).
10.9	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K of the registrant for the year ended December 31, 1995).
10.10	Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the West (filed as Exhibit 10.6 of the Annual Report on Form 10-K of the registrant for the year ended December 31, 1999).	*
10.11
Deferred Compensation Agreement between members of the board of directors and Capital Corp of the West (filed as exhibit 10.7 of the Annual Report on Form 10-K of the registrant for the year ended December 31, 1999).
*
10.12
Amended Executive Salary Continuation Agreement between senior executive management and Capital Corp of the West. (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003).
*
11	Statement Regarding the Computation of Earnings Per Share (incorporated herein by reference from Note 1 of the Company’s Consolidated Financial Statements, filed as Exhibit 13 to this report).
13	Annual Report to Security Holders for 2004.
14	Code of Ethics (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 7, 2004).
21	List of Subsidiaries
23.1	Independent Registered Public Accounting Firm’s Consent Regarding Financial Statements
23.2	Independent Registered Public Accounting Firm’s Consent Regarding Internal Control
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes management contract or compensatory plan arrangement.

Capital Corp of the West
Selected Financial Data

(Amounts in thousands, except per share data)	2004	2003	2002	2001	2000
Summary income data:
Interest income	$70,571	$62,413	$58,811	$58,167	$50,888
Interest expense	17,097	16,253	18,854	23,240	20,768
Net interest income	53,474	46,160	39,957	34,927	30,120
Provision for loan losses	2,671	2,455	4,151	4,115	3,286
Noninterest income	6,405	10,177	8,164	6,290	5,172
Noninterest expense	37,735	35,385	31,087	26,372	22,539
Income before provision for income taxes	19,473	18,497	12,883	10,730	9,467
Provision for income taxes	7,150	4,857	2,455	2,819	2,761
Net income	$12,323	$13,640	$10,428	$7,911	$6,706

Share Data:
Average common shares outstanding	5,735	5,612	5,538	5,345	5,244
Basic earnings per share	$2.15	$2.43	$1.88	$1.48	$1.28
Diluted earnings per share	2.06	2.34	1.83	1.44	1.25
Book value per share	17.86	15.82	14.49	12.39	10.65
Tangible book value per share	$17.60	$15.36	$13.87	$11.72	$9.80

Balance Sheet Data:
Total assets	$1,447,768	$1,234,542	$1,034,396	$894,327	$683,021
Total securities	436,176	372,015	287,020	271,411	191,052
Total loans	885,093	764,252	633,773	532,420	412,664
Total deposits	1,154,157	1,028,808	834,379	732,641	601,498
Shareholders’ equity	$103,481	$89,485	$77,169	$64,120	$53,451

Operating Ratios:
Return on average equity	12.69%	16.43%	14.94%	13.40%	14.33%
Return on average assets	0.94	1.23	1.09	1.03	1.09
Average equity to average assets ratio	7.41	7.46	7.29	7.69	7.64
Net interest margin	4.49	4.53	4.58	5.04	5.46

Credit Quality Ratios:
Nonperforming loans to total loans (1)	0.50%	0.52%	0.38%	0.91%	0.57%
Allowance for loan losses to total loans	1.61	1.74	1.91	1.83	1.99
Allowance for loan losses to nonperforming loans	325.06	332.70	509.15	200.65	350.66

Capital Ratios:
Risk-based tier 1 capital	10.30%	10.31%	9.49%	9.49%	9.66%
Total risk-based capital	11.55	11.57	10.74	10.74	10.92
Leverage ratio	8.46	8.55	7.68	7.72	7.56
Dividend payout ratio	9%	—%	—%	—%	—%

(1)	Nonperforming loans consist of loans on nonaccrual, loans past due 90 days or more and restructured loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to Capital Corp of the West (the “Company”). The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. The consolidated financial statements of the Company include its subsidiaries, County Bank (the “Bank”), and Capital West Group (“CWG”). It also includes the Bank’s subsidiaries, Merced Area Investment Development, Inc. (“MAID”), County Asset Advisor, Inc. (“CAA”) and County Investment Trust (“REIT”). Regency Investment Advisors (“RIA”) was a wholly owned subsidiary of the Company from from its purchase date in June, 2002 until it was sold in October, 2004.

Forward-Looking Statements

In addition to historical information, this discussion and analysis includes certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “assumes,” “projects,” “predicts,” “forecasts,” variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

Readers of the Company’s Annual Report and Form 10-K should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; or sell or buy participations of loans; the quality and adequacy of management of the borrower; developments in the industry the borrower is involved in, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company. The Company is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, and deposits. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and state regulators, whose policies and regulations could affect the Company’s results.

Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type, outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U. S. Congress or any other national or international calamity, crisis or emergency; changes in laws and regulations; recently issued accounting pronouncements; government policies, regulations, and their enforcement (including Bank Secrecy Act-related matters, taxing statutes and regulations); restrictions on dividends that our subsidiaries are allowed to pay to us; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and management’s ability to manage these and other risks.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Allowance for Loan Losses represents management’s estimate of the amount of inherent losses in the loan portfolio that can be reasonably estimated as of the balance sheet date. Determining the amount of the Allowance for Loan Losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, uncertainties and conditions, all of which may be susceptible to significant change. The politics related to the adequacy of the allowance for loan losses can be found in Note 1, the section titled “Allowance for Loan Losses” as well as in Note 3, titled “Loans” in this report.

A decline in the fair value of any securities that is considered other than temporarily impaired is recorded in our consolidated statements of income in the period the impairment occurs. The cost basis of the underlying security is written down to fair value as a new cost basis. We consider our other than temporary impairment accounting policies to be critical, as the timing and amount of income, if any, from these instruments typically depend upon factors beyond our control. These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, fluctuations in the market prices of the underlying common stock of these companies, and legal and contractual restrictions on our ability to sell the underlying securities. The policies related to the valuation of the investment securities can be found in Note 1, the section titled “Investment Securities” in this report as well as Note 2 “Investment Securities”.

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to intangible elements being acquired. The value of this goodwill is supported ultimately by revenue from the acquired businesses. A decline in earnings could lead to impairment, which would be recorded as a write-down in our consolidated statements of income. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more likely-than-not expectation that a reporting unit will be sold or disposed of. The policies related to the adequacy of the goodwill and other intangible assets can be found in Note 1, the section titled “Goodwill”, “Other Intangibles”, and “Impairment of Long-Lived assets and Long-Lived Assets to be Disposed Of” in this report.

Overview

During 2004, earnings decreased $1,317,000 or 10% to $12,323,000, which compares to earnings of $13,640,000 and $10,428,000 achieved in 2003 and 2002. Basic earnings per share were $2.15 in 2004 compared to $2.43 and $1.88 in 2003 and 2002. Diluted earnings per share were $2.06 in 2004 compared to $2.34 and $1.83 in 2003 and 2002. The Company’s return on average total assets was 0.94% in 2004 compared with 1.23% and 1.09% in 2003 and 2002. The $1,317,000 earnings decrease in 2004 was primarily the result of an other-than-temporary impairment charge of $3,709,000, the write-off of tax benefits related to the Company’s REIT consent dividend tax benefit of $1,229,000 which lead to a higher effective tax rate, and increases in general and administrative expenses of $2,350,000 which were partially offset by an increase in net interest income of $7,314,000. The effective tax rate in 2004 was 37% as compared to an effective tax rate of 26% in 2003. The Company achieved strong asset growth in 2004, reaching total assets at December 31, 2004 of $1,447,768,000 up $213,226,000 or 17% from $1,234,542,000 at December 31, 2003. The growth in assets was primarily funded through increases in the deposit portfolio as well as increased borrowings. Net loans grew to $870,809,000 at December 31, 2004, an increase of $119,820,000 or 16% from the $750,989,000 outstanding at December 31, 2003. Loan growth was obtained primarily from increased loan production within our existing branch network. Deposits grew to $1,154,157,000 at December 31, 2004, an increase of $125,349,000 or 12% over the $1,028,808,000 outstanding as of December 31, 2003. The increase in deposits was obtained primarily from increased deposit gathering within our existing branch network. Total shareholders’ equity grew to $103,481,000 at December 31, 2004, an increase of $13,996,000 or 16% over the December 31, 2003 total of $89,485,000. The Company continues to be well capitalized by regulatory definitions. The Company’s return on average equity was 13%, 16%, and 15% in 2004, 2003, and 2002 respectively.

Results of Operations

Capital Corp of the West’s earnings were $12,323,000 during 2004, driven primarily by an increase in interest income of $8,158,000 or 13% to $70,571,000 during 2004 which compares with $62,413,000 achieved during 2003. During 2003, there was an increase of $3,602,000 or 6% to $62,413,000 which compares to $58,811,000 achieved in 2002. During 2004, interest expense increased by $844,000 or 5%, leaving an interest expense to interest income ratio of 24% in 2004 which compares to 26% and 32% in 2003 and 2002. The improvement in net interest income in 2004 was partially offset by a higher effective tax provision of $7,150,000 in 2004 when compared to $4,857,000 the year ended December 31, 2003. Net interest income increased by $7,314,000, or 16%, to $53,474,000 during 2004 which compares to an increase in net interest income of $6,203,000 in 2003 over 2002 levels. The improvement in interest income and net interest income during 2004 compared to 2003 was driven primarily by an increase in average earning asset balances.

The Company’s primary source of revenue is net interest income, which is the difference between interest income and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. The level of interest income is affected by changes in the volume and the rates earned on interest-earning assets. During 2004, the increase in interest income was due to increases in average earning assets partially offset by lower yields on those assets. Average interest-earning assets in 2004 were $1,212,314,000 as compared with $1,032,700,000 in 2003, an increase of $179,614,000 or 17%. The average rate earned on interest-earning assets was 5.89% in 2004, a decrease of 21 basis points from the 6.10% earned in 2003. The primary cause for the decrease in rate on interest-earning assets was lower prevailing market interest rates that were available for reinvestments in 2004 in comparison to 2003 for new investments in earning assets.

Interest expense is a function of the volume and rates paid for interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Average interest-bearing liabilities in 2004 were $993,486,000 as compared with $858,665,000 in 2003, an increase of $134,821,000 or 16%. The increase in volume was primarily attributable to increased market penetration within the Bank’s our existing branch network. Total interest expense increased $844,000 or 5% to $17,097,000 in 2004 as compared to $16,253,000 for 2003. Total interest expense in 2002 totaled $18,854,000. The weighted average total cost of interest-bearing funds were 1.72%, 1.89%, and 2.52% in 2004, 2003, and 2002. If the current rate environment remains unchanged during 2005, it is anticipated that the average interest paid on certificates of deposit should stay about the same as maturing accounts reprice at their maturities to an anticipated current equivalent interest rate level. If interest rates increase in 2005, then it is anticipated that the average interest paid on certificates of deposit should increase in 2005 as maturing accounts reprice at their maturities to an anticipated higher equivalent interest rate level.

The Company’s net interest margin, the ratio of net interest income to average interest-earning assets for 2004 was 4.49%. This is a decrease of four basis points compared to the 2003 margin of 4.53%. The decrease in net interest margin during 2004 was primarily the result of falling short term interest rates during most of 2004. If the current interest rate environment continues throughout 2005, it is anticipated the Company’s overall net interest margin should be in the 4.30% to 4.50% range. A modest increase in rates should cause the Company’s net interest margin to slightly decrease. The net interest margin decrease of five basis points during 2003 from the 4.58%

achieved in 2002 was primarily the result of an overall decline in prevailing interest rates during the period. In 2004, loans comprised 67% of average interest-earning assets as compared with 67% and 65% in 2003 and 2002. Securities comprised 32% of average interest-earning in 2004 compared with 31% and 32% in 2003 and 2002.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

The increase in taxable equivalent interest income of $8,441,000 in 2004 is comprised of a $9,150,000 volume increase attributable to an increase in interest-earning assets of $179,614,000 between 2004 and 2003 that was partially offset by a $709,000 rate decrease during this same period. The increase in total interest expense of $844,000 in 2004 related to a $1,519,000 volume increase attributable to an increase in average interest-bearing liabilities of $134,821,000 during 2004 when compared to 2003 that was partially offset by a $675,000 rate decrease during this same period. Interest rates declines were greater for interest earning assets than interest bearing liabilities during 2004.

The increase in taxable equivalent interest income of $3,624,000 in 2003 is comprised of a $9,661,000 volume increase primarily attributable to an increase in interest-earning assets of $147,815,000 between 2003 and 2002 that was partially offset by a $6,037,000 rate decrease during this same period. The decrease in total interest expense of $2,601,000 in 2003 related to a $1,709,000 volume increase attributable to an increase in average interest-bearing liabilities of $109,157,000 during 2003 when compared to 2002 that was partially offset by a $4,310,000 rate decrease during this same period. Interest rate declines were greater for interest earning assets than interest bearing liabilities during this time period.

Provision for Loan Losses

The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover probable losses inherent in its loan portfolio. The provision for loan losses is charged against income and increases the allowance for loan losses. The provision for loan losses for the year ended December 31, 2004 was $2,671,000 compared to $2,455,000 in 2003 and $4,151,000 in 2002. The increased level of provision for loan losses in 2004 when compared to 2003 was primarily the result of increased loan balances and loan volume. The decreased level for 2003 as compared to 2002 was attributable to low charge-off levels helped by a strong commercial real estate market. The methodology used to determine the level of provision for loan losses includes an analysis of relevant risk factors within the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on management’s use of a loan grading and classification system. The Bank’s management grades its loans through internal reviews and periodically subjects loans to external reviews. These external reviews are presented to and assessed by the Bank’s audit committee. Credit reviews are performed quarterly and the quality grading process occurs on a monthly basis. The level of provision for loan losses in 2004, 2003, and 2002 also supports the general loan growth of the Company, as gross loans increased 16% in 2004 and 21% in 2003.

Noninterest Income

The following table summarizes noninterest income for the years ended December 31,

(Dollars in thousands)	2004	2003	2002
Noninterest Income:
Deposit service charges	$6,134	$5,480	$5,076
Income from sale of real estate	—	608	33
Earnings on bank owned insurance	1,066	1,003	994
Loan packaging fees	398	538	206
Gain on sale of loans	251	296	141
Retail investment income	873	914	538
(Loss) gain on sale or impairment of securities	(3,665)	—	180
Other	1,348	1,338	996
Total noninterest income	$6,405	$10,177	$8,164

Total noninterest income decreased by $3,772,000 or 37% to $6,405,000 in 2004, which compares with $10,177,000 and $8,164,000 earned in 2003 and 2002. This decrease was caused primarily by an increase in other than temporary impairment of investment securities that was recorded in the fourth quarter of 2004. The 2004 decrease in noninterest income when compared to 2003 results was also negatively affected by the fact there were no real estate sales in 2004. Deposit service charges increased by $654,000 or 12% during 2004. The steadily increasing deposit service charges in 2004, 2003 and 2002 was primarily the result of an increase in demand deposit and NOW accounts in each of these years. Loan packaging fees fell by $140,000 or 26% primarily due to a slower mortgage market and increased competition. Retail investment income fell by $41,000 or 4% primarily due to the October 15, 2004 divestiture of Regency Investment Advisors (“RIA”). Other income increased by $10,000 or 1% to $1,348,000 in 2004, compared to $1,338,000 and $996,000 in 2003 and 2002. Other income included letters of credit commitment fees which were $90,000, $108,000 and $65,000 in 2004, 2003, and 2002, respectively. That represents a 17% decrease from 2003 to 2004 and a 66% increase from 2002 to 2003. Other income also includes operating recoveries which amounted to $166,000, $16,000, and $24,000 in 2004, 2003, and 2002, respectively. This represents a 904% increase between 2003 and 2004 and a 33% decrease from 2002 to 2003. Miscellaneous income represented $85,000, $78,000, and $51,000 in 2004, 2003, and 2002, respectively. This represents a 9% increase from 2003 to 2004 and a 53% increase from 2002 to 2003. ATM fee income represented $103,000, $94,000, and $91,000 in 2004, 2003, and 2002, respectively. This represents a 10% increase from 2003 to 2004 and a 3% increase from 2002 to 2003.

Noninterest Expense

The following table summarizes noninterest income for the years ended December 31,

(Dollars in thousands)	2004	2003	2002
Noninterest Expense:
Salaries and benefits	$20,697	$19,071	$16,674
Premises and occupancy	3,446	2,946	2,526
Equipment	3,186	3,335	2,954
Professional fees	1,671	1,662	1,177
Supplies	873	794	780
Marketing Expense	1,062	963	900
Intangible Amortization	655	676	680
Other	6,145	5,938	5,396
Total noninterest expense	$37,735	$35,385	$31,087

Total noninterest expense increased $2,350,000 or 7% to $37,735,000 in 2004 as compared with an increase of $4,298,000 or 14% to $35,385,000 in 2003. Noninterest expense totaled $31,087,000 in 2002.

Salaries and related benefits increased by $1,626,000 or 9% to $20,697,000 in 2004, compared with an increase of $2,397,000 or 14% to $19,071,000 in 2003. Salaries and related benefits totaled $16,674,000 in 2002. The salary increases were primarily due to staff additions to support growth and normal salary progression.

Premises and occupancy expenses increased $500,000 or 17% to $3,446,000 in 2004 compared with an increase of $420,000 or 17% to $2,946,000 in 2003. Premises and occupancy expense totaled $2,526,000 in 2002. The increases in 2004 and 2003 were caused primarily by the addition of new branch facilities, an operations center, and improvements in existing branch facilities.

Equipment expenses decreased $149,000 or 4% to $3,186,000 in 2004 compared with an increase of $381,000 or 13% to $3,335,000 in 2003. Equipment expenses were $2,954,000 in 2002. The decrease in 2004 was primarily due to the retirement of assets and reduced equipment costs within the branch network. The increase in 2003 and 2002 was primarily due to equipment purchases relating to branch expansion and general growth of the Company.

The Company’s professional fees include legal, consulting, audit and accounting fees. Total professional fees increased by $9,000 or 1% to $1,671,000 in 2004 as compared with an increase of $485,000 or 41% to $1,662,000 in 2003. Total professional fees were $1,177,000 in 2002. Consulting and auditing fees increased $81,000 in 2004 when compared to 2003 levels and were directly related to increased costs associated with the cost of documenting compliance with the Sarbanes Oxley Act of 2002. Consulting expenses related to systems improvement and new product development decreased $88,000 in 2004 in comparison to 2003.

Supplies increased by $79,000 or 10% to $873,000 in 2004 as compared with an increase of $14,000 or 2% to $794,000 in 2003. Supplies expense totaled $780,000 in 2002. The supplies expense has increased for the last three years in relation to branch office growth, changes in regulations and product disclosures, and with paper transaction volumes. Supply expense increases were partially offset by decreases due to an ongoing transition from paper-based to electronic deposit transactions. Generally, as more banking transactions are delivered electronically, paper costs are reduced.

Marketing expenses increased by $99,000 or 10% to $1,062,000 in 2004 as compared with an increase of $63,000 or 7% to $963,000 in 2003. Marketing expenses totaled $900,000 in 2002. Marketing expenses have increased slowly over the past few years as the Company has actively promoted various deposit and loan products using television, newspaper, and other media sources to assist in attracting new and retaining existing customers.

Other expenses increased $207,000 or 3% to $6,145,000 in 2004. During 2003, other expenses increased $542,000 or 10% to $5,938,000. Other expenses were $5,396,000 in 2002. These expense increases are generally the result of Company growth. Other expenses include postage which cost $437,000 in 2004. This was an increase of 3% over 2003. 2003 postage cost was $426,000 which was a 6% increase over 2002 which were $402,000. Other expenses also include corresponding bank charges whose cost was $348,000 in 2004, $321,000 in 2003, and $257,000 in 2002. This represents an increase of 8% from 2003 to 2004 and a 25% increase from 2002 to 2003. Telephone also contributed expenses of $649,000, $613,000, and $588,000 in 2004, 2003, and 2002, respectively. This represents an increase of 6% from 2003 to 2004 and 4% from 2002 to 2003. Travel added expenses of $461,000, $417,000, and $308,000 in 2004, 2003, and 2002, respectively. This represents an increase of 11% from 2003 to 2004 and 35% from 2002 to 2003. The housing tax credit writedown also contributed to expenses by $589,000, $386,000, and $336,000 in 2004, 2003, and 2002, respectively. This represents an increase of 53% from 2003 to 2004 and an increase of 15% from 2002 to 2003.

Provision for Income Taxes

The Company’s provision for income taxes was $7,150,000 in 2004 compared to a provision for income taxes of $4,857,000 and $2,455,000 in 2003 and 2002. The effective income tax rates (computed as income taxes as a percentage of income before income taxes) were 37%, 26%, and 19% for 2004, 2003, and 2002. During 2002, the effective tax rate was lowered by the implementation of a certain capital raising strategy that had the effect of reducing state income taxes. This strategy lowered taxable state income by approximately $16,000,000 in 2002. During 2003 and 2002, the tax rate was lower than the statutory rate due also in part, to tax credits earned from the investment in low-income housing partnerships that qualify for housing tax credits under internal revenue code section 42. In 2004, the tax rate was in excess of the statutory rate due primarily to the payment of $2,411,000 in state income taxes in conjunction with the State of California’s Voluntary Compliance Initiative in April of 2004. Total housing tax credits for 2004, 2003, and 2002 were approximately $1,028,000, $975,000, and $750,000. In addition, during 2004, 2003, and 2002, the Company realized tax benefits of $726,000, $442,000, and $407,000 from nontaxable interest income received from bank qualified municipal securities.

During 2003, California enacted tax legislation that added new penalties for taxpayers that engaged in strategies and transactions that the Franchise Tax Board defined as abusive tax shelters. The new tax shelter regulations gave taxpayers until April 30, 2004 to take advantage of an amnesty period that would allow taxpayers to amend prior year tax filings without being subject to the new tax shelter penalties. The Company utilized a Real Estate Investment Trust (“REIT”) which had generated tax savings and has been classified by the California Franchise Tax Board as an abusive tax shelter. Company management believes the strategy used was lawful and defensible, and intends to defend the tax positions taken. The Company generated a cumulative total of $1,229,000 in recorded tax benefits from the REIT from January 1, 2001 through December 31, 2002 that were completely expensed in 2004.

Financial Condition

Total assets increased $213,226,000 or 17% to $1,447,768,000 at December 31, 2004, compared to $1,234,542,000 at December 31, 2003. Net loans increased to $870,809,000 at December 31, 2004, a 16% increase from the balance of $750,989,000 at December 31, 2003. Deposits grew by $125,349,000 or 12% in 2004 to $1,154,157,000 which compares to $1,028,808,000 at December 31, 2003. Growth in assets has been achieved primarily through the growth in deposits obtained through our retail branch offices which has funded increased investment in loans and investment securities. The Company uses its retail branch system and outside calling officers to attract new deposit and loan customers.

Securities

The following table sets forth the carrying amount (fair value) of available for sale securities at December 31,

(Dollars in thousands)	2004	2003	2002
U.S. Treasury & U.S. Government agencies	$25,128	$55,269	$66,130
State and political subdivisions	1,325	1,073	25,619
Mortgage-backed securities	138,081	130,182	64,655
Collateralized mortgage obligations	61,882	45,267	40,952
Corporate securities	—	3,078	3,559
Total debt securities	226,416	234,869	200,915
Agency preferred stock	18,001	13,008	14,613
Trust preferred stock	—	5,023	4,927
Equity securities	24,772	22,503	10,937
Total carrying value and fair value	$269,189	$275,403	$231,392

The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at December 31,

(Dollars in thousands)	2004	2003	2002
U.S. Treasury and U.S. Government agencies	$—	$—	$4,629
State and political subdivisions	69,894	42,482	4,347
Mortgage-backed securities	72,713	40,185	46,652
Collateralized mortgage obligations	24,380	13,945	—
Carrying amount (amortized cost)	$166,987	$96.612	$55,628
Fair value	$168,265	$97,295	$57,905

Available for sale securities decreased $6,214,000 or 2% to $269,189,000 at December 31, 2004 compared with a balance of $275,403,000 at December 31, 2003. Held to maturity securities increased $70,375,000 or 73% to $166,987,000 at December 31, 2004 compared to $96,612,000 outstanding at December 31, 2003. The increase achieved within the held to maturity segment of the securities portfolio were made possible by increased deposit liabilities and increased borrowings that were used to fund increased purchases of investment securities. The decrease in the available for sale segment of the securities portfolio is attributable to maturities, calls, and selling of U.S. Treasury and governments securities. During 2004, $10,000,000, $10,000,000, and $9,000,000 in U.S. Treasury and governments were matured, sold, and called respectively. The single largest component of the Company’s investment portfolio during the last three years has been mortgage-backed securities, which generally provide a higher yielding investment return, but contain a longer maturity than the other types of securities contained with the investment portfolios. At December 31, 2004 and 2003 the Company did not hold any structured notes. See Note 1 and 2 to the Company’s Consolidated Financial Statements for further information concerning the securities portfolio.

Loans

Total loans increased $120,841,000 or 16% to $885,093,000 at December 31, 2004, compared to the $764,252,000 outstanding at December 31, 2003 due to increased penetration into existing geographic markets.

The Company concentrates its lending activities in five principal areas: commercial, agricultural, real estate construction, real estate mortgage, and consumer loans. Interest rates charged for loans made by the Company vary with the degree of risk, the size and term of the loan, and borrowers’ depository relationships with the Company and prevailing market rates.

As a result of the Company’s loan portfolio mix, the future quality of these assets could be affected by adverse trends in its region or in the broader community. These trends are beyond the control of the Company.

Credit Risk Management and Asset Quality

The Company closely monitors the markets in which it conducts its lending operations and adjusts its strategy to control exposure to loans with higher credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades become “classified assets” which include all nonperforming assets and potential problem loans and receive an elevated level of attention to improve the likelihood of collection. The policy of the Company is to review each loan in the portfolio to identify problem credits. There are three classifications for problem loans: “substandard,” “doubtful” and “loss.” Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is considered uncollectible and its continuance as an asset is not warranted. The level of nonperforming loans and real estate acquired through foreclosure are two indicators of asset quality. Nonperforming loans are those in which the borrower fails to perform under the original terms of the obligation and are categorized as loans past due 90 days or more but still accruing, loans on nonaccrual status and restructured loans. Loans are generally placed on nonaccrual status and accrued but unpaid interest is reversed against current year income when interest or principal payments become 90 days past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, are deemed to be in the process of collection. Loans that are not 90 days past due may also be placed on nonaccrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and the collection of principal or interest is in question.

Management defines impaired loans as those loans, regardless of past due status, in which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection of principal and interest process has been exhausted. Partial charge-offs are recorded when portions of impaired loans are deemed uncollectable. At December 31, 2004 and 2003, impaired loans were measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent.

The Company had impaired loans at December 31, 2004 of $4,394,000 as compared with $3,987,000 at December 31, 2003. The Company recorded $704,000 in specific allowance for loan losses against impaired loans at December 31, 2004 as compared to $598,000 at December 31, 2003. Other forms of collateral, such as inventory, chattel, and equipment secure the remaining nonperforming loans as of each date.

At December 31, 2004 and 2003 the Bank had $60,000 of real estate acquired through foreclosure, which consisted of one residential foreclosure property.

Allowance for Loan Losses

In determining the adequacy of the allowance for loan losses, management takes into consideration the growth trend in the portfolio, examinations by financial institution supervisory authorities, internal and external credit reviews, prior loan loss experience of the Company, concentrations of credit risk, delinquency trends, general economic conditions and the interest rate environment. The allowance for loan losses is based on estimates and ultimate future losses may vary from current estimates. It is always possible that future economic or other factors may adversely affect the Company’s borrowers, and thereby cause loan losses to exceed the current allowance for loan losses.

The balance in the allowance for loan losses was affected by the amounts provided from operations, amounts charged-off and recoveries of loans previously charged off. The Company had provisions to the allowance in 2004 of $2,671,000 as compared to $2,455,000 and $4,151,000 in 2003 and 2002. See “Results of Operations — Provision for Loan Losses.”

The following table summarizes the loan loss experience of the Company for the years ended December 31,

(Dollars in thousands)	2004	2003	2002	2001	2000
Allowance for loan losses:
Balance at beginning of year	$13,263	$12,134	$9,743	$8,207	$6,542
Provision for loan losses	2,671	2,455	4,151	4,115	3,286
Charge-offs:
Commercial and agricultural	1,860	1,010	1,504	864	423
Real-estate — mortgage	—	29	—	—	—
Consumer	436	956	1,085	2,288	1,971
Total charge-offs	2,296	1,995	2,589	3,152	2,394
Recoveries:
Commercial and agricultural	344	302	233	159	410
Real-estate — mortgage	12	—	—	—	—
Consumer	290	367	596	414	363
Total recoveries	646	669	829	573	773
Net charge-offs	1,650	1,326	1,760	2,579	1,621
Balance at end of year	$14,284	$13,263	$12,134	$9,743	$8,207
Loans outstanding at year-end	$885,093	$764,252	$633,773	$532,420	$412,664
Average loans outstanding	813,050	687,419	576,156	453,503	$369,367
Net charge-offs to average loans	0.20%	0.19%	0.31%	0.57%	0.44%
Allowance for loan losses
To total loans	1.61%	1.74%	1.91%	1.83%	1.99%
To nonperforming loans	325.06%	332.70%	509.15%	200.65%	350.66%
To nonperforming assets	320.66%	327.74%	496.56%	182.85%	317.12%

The Company’s charge-offs, net of recoveries, was $1,650,000 in 2004 as compared with $1,326,000 and $1,760,000 in 2003 and 2002. This represents loan loss experience ratios of 0.20%, 0.19%, and 0.31% in those respective years stated as a percentage of average loans outstanding for each year. The increase in net charge-offs in 2004 in comparison to 2003 is primarily the result of an increase in the size of the loan portfolio. The decrease in net charge-offs in 2003 when compared to 2002 is due to decreased net charge offs within the consumer portfolio as well as the commercial and agricultural portfolios. As of December 31, 2004 the allowance for loan losses was $14,284,000 or 1.61% of total loans outstanding. This compares with an allowance for loan losses of $13,263,000 or 1.74% in 2003 and $12,134,000 or 1.91% in 2002. The decrease in net charge-offs in 2002 compared to 2001 was due to decreased net charge-offs within the consumer portfolio.

Liquidity

To maintain adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. The Company may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, receipts of principal and interest on loans, available for sale investments and potential loan sales as sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liquidity. The Company is the sole shareholder of the Bank, and derives its primary source of liquidity from its ability to receive dividends from the Bank. Dividends from the Bank are subject to certain regulatory limitations.

Recent accounting rule changes have resulted in the variable interest entities used for trust preferred offerings no longer being treated as consolidated subsidiaries of trust preferred issuers. The FRB has indicated that trust preferred securities will continue to constitute Tier 1 capital until further notice. However, there could be a change to the regulatory capital treatment of preferred securities issued by bank holding companies, such as a conclusion being reached by the FRB that preferred securities should no longer be treated as Tier 1 regulatory capital. In addition, the SEC staff has concluded that all banks and bank holding companies must deconsolidate the trusts used for trust preferred offerings as of December 31, 2003.

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. These assets include cash, demand and time deposits in other banks, available for sale securities and federal funds sold. The Company’s liquid assets totaled $330,358,000 and $321,235,000 at December 31, 2004 and 2003 and were 23% and 26% of total assets on December 31, 2004 and 2003. Cash and noninterest-bearing deposits in other banks decreased $3,838,000 or 9% to $40,454,000 at December 31, 2004, compared to $44,292,000 at December 31, 2003. The decrease in the 2004 cash position when compared to 2003 was the result of decreased cash letters at the end of December 2004 when compared to the same period in 2003. Liquidity is also affected by collateral requirements of the Bank’s public agency deposits and certain borrowings. Total pledged securities were $321,688,000 and $295,204,000 at December 31, 2004 and 2003.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with certain correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank aggregating $217,832,000 of which $155,326,000 was outstanding as of December 31, 2004. This compares with lines of credit of $174,313,000 of which $83,346,000 was outstanding as of December 31, 2003.

The following table sets forth known contractual obligations of the Company at December 31, 2004:

Contractual Obligations

At December 31, 2004 (Dollars in thousands)	Within One Year	One to Three Years	Three To Five Years	After Five Years	Total
Borrowings	$68,025	$63,826	$10,416	$21,852	$164,119
Junior subordinated debentures	—	—	—	16,496	16,496
Operating leases	1,237	1,804	1,467	3,397	7,905
Purchase obligations	380	—	—	—	380
	$69,642	$65,630	$11,883	$41,745	$188,900

Borrowings, junior subordinated debentures and operating lease obligations are discussed in the consolidated financial statements at Notes 5, 6, and 9, respectively. The purchase obligation consists of one contract to build a retail branch office in Fresno, California.

Market and Interest Rate Risk Management

In the normal course of business, the Company is exposed to market risk which includes both price and liquidity risk. Price risk is created from fluctuations in interest rates and the mismatch in repricing characteristics of assets, liabilities, and off-balance sheet instruments at a specified point in time. Mismatches in interest rate repricing among assets and liabilities arise primarily through the interaction of the various types of loans versus the types of deposits that are maintained as well as from management’s discretionary investment and funds gathering activities. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company’s exposure to market risk. Quarterly testing of the Company’s assets and liabilities under both increasing and decreasing interest rate environments are performed to insure the Company does not assume a magnitude of risk that is outside approved policy limits.

The Company’s success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company’s net interest income to adverse movements in interest rates. Although the Company manages other risks, such as credit and liquidity risk in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company’s financial condition and results of operations. Correspondingly, the overall strategy of the Company is to manage interest rate risk, primarily through balance sheet structure, to be interest rate neutral. The Company does use derivative instruments to control interest rate risk. During the second quarter of 2001, the

Company entered into a $20,000,000 hedge transaction exchanging a fixed interest rate for a variable rate tied to the prime rate. This hedge transaction was designed to give some interest income protection in a falling rate environment. This type of hedging activity is permitted subject to the approval of the Board of Directors. The hedge expired on August 23, 2004.

The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. ALCO establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. ALCO is also involved in formulating the economic projections for the Company’s budget and strategic plan. ALCO sets specific rate sensitivity limits for the Company. ALCO monitors and adjusts the Company’s exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. Balance sheet management personnel monitor the asset and liability changes on an ongoing basis and provide report information and recommendations to the ALCO committee in regards to those changes.

Earnings Sensitivity

The Company’s net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a net interest income simulation model used by many other financial institutions. The model, which is updated quarterly, incorporates all of the Company’s assets and liabilities and off-balance sheet funding commitments, together with assumptions that reflect the current interest rate environment. The Company does utilize off-balance sheet derivative financial instruments such as interest rate swaps, futures contracts, or other financial hedging instruments in managing interest rate risk. The model projects changes in cash flow of the various interest-earning assets and interest-bearing liabilities in both rising and falling interest rate environments. Based on the current portfolio mix, this model is used to estimate the effects of changes in market rates on the Company’s net interest income under interest rate conditions that simulate an immediate and sustained shift in the yield curve of up 2 percent and down 1 percent, as well as the effect of immediate and sustained flattening or steepening of the yield curve. This model’s estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest sensitive asset and liability.

The estimated impact of immediate changes in interest rates at the specified levels at December 31, 2004 and 2003 is presented in the following tables:

December 31, 2004

Change in interest rates (In basis points)	Change in net interest Income(1)	Percentage change in net interest income
+200	$536,000	0.95%
–100	$(1,002,000)	(1.78)%

(1)	The amount in this column represents the change in net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

December 31, 2003

Change in interest rates (In basis points)	Change in net interest Income(1)	Percentage change in net interest income
+200	$173,000	0.3%
–100	$(1,257,000)	(2.5)%

(1)	The amount in this column represents the change in net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

It should be emphasized that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical interest rate behavior can have a material impact on the simulation results.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Based upon the December 31, 2004 mix of interest sensitive assets and liabilities, given a parallel shift up in the yield curve of 2%, this model estimated the Company’s cumulative net interest income over the next year would increase by $536,000. This compares with a cumulative one year expected increase in net interest income of $173,000 as of December 31, 2003. If prevailing market interest rates sustained a parallel decrease of 1.0% at December 31, 2004, this model estimated the Company’s cumulative one year expected decrease in net interest income would be $1,002,000. This compares with an expected cumulative one year decrease in net interest income of $1,257,000 as of December 31, 2003. The model shows that at December 31, 2004 if interest rates increase or decrease, the Company has similar interest rate risk exposure as compared to December 31, 2003, with slightly more negative results in a decreasing rate environment. As the total measure of interest rate risk indicates, the Company is modestly asset sensitive.

Off-Balance Sheet Arrangements

During 2001, the Company entered into an interest rate exchange agreement with the Federal Home Loan Bank (“FHLB”) of San Francisco that was recorded as a cash flow hedge transaction. The notional amount of the swap was $20 million with a term of 3 years which expired on August 23, 2004. For more information regarding this swap transaction, see Note 1, the section titled “Derivative Instruments and Hedging Activities” in the Company’s 2004 annual report.

The Bank has also extended firm lending commitments in the form of unused credit lines to loan customers. These commitments may or may not ever be drawn upon, depending on the credit needs of the Bank’s loan customers. For more information regarding these loan commitments, See Footnote 9, titled “Commitments and Financial Instruments With Off-Balance Sheet Credit Risk” in the Company’s 2004 annual report.

Capital Resources

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s financial statements. Management believes, as of December 31, 2004, that the Company and the Bank meet all capital requirements to which they are subject. The Company’s leverage capital ratio at December 31, 2004 was 8.46% as compared with 8.55% as of December 31, 2003. The Company’s total risk-based capital ratio at December 31, 2004 was 11.55% as compared to 11.57% as of December 31, 2003.

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company’s future needs. All ratios are in excess of the regulatory definitions of “well capitalized”. Management believes that, under the current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

The Company has a formal dividend policy, and dividends are issued solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory requirements. In order to pay any cash dividend, the Company must receive payments of dividends or management fees from the Bank. There are certain legal and regulatory limitations on the payment of cash dividends by banks. Notwithstanding regulatory restrictions, in order for the Bank to maintain a 10% risk weighted capital ratio, the Company had the ability to pay cash dividends at December 31, 2004 of $17,635,000. The Bank had the ability to pay cash dividends to the Company at December 31, 2004 of $5,402,000.

Impact of Inflation

The primary impact of inflation on the Company is its effect on interest rates. The Company’s primary source of income is net interest income which is affected by changes in interest rates. The Company attempts to limit inflation’s impact on its net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment, as well as noninterest expenses, has not been significant for the periods covered in this report.

Market for Company’s Common Stock and Related Stock Matters

The Company’s stock is included for quotation on the NASDAQ National Market System with a stock quotation symbol of CCOW.

The following table indicates the range of high and low sales prices for the period shown, based upon information provided by the NASDAQ National Market System.

2004	High	Low	Dividends
4th quarter	$51.75	$41.97	$0.05
3rd quarter	43.75	35.06	$0.05
2nd quarter	40.50	32.98	$0.05
1st quarter	40.07	37.45	$0.05

2003	High	Low	Dividends
4th quarter	$41.25	32.32	—
3rd quarter	35.30	24.34	—
2nd quarter	26.58	23.83	—
1st quarter	26.31	22.30	—

Generally, the Company has retained earnings to support the growth of the Company and did not pay regular cash dividends prior to 2004. The Company began paying dividends in the first quarter of 2004. Any future dividends will depend on the Company’s performance, the judgment of the Board as to the appropriateness of declaring a dividend, and compliance with various legal and regulatory provisions which restrict the amount of dividends which the Company may declare. (See “Capital Resources” above).

CAPITAL CORP OF THE WEST AND SUBSIDIARIES
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Capital Corp of the West and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2004.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2004, and the Company’s assertion as to the effectiveness of internal control over financial reporting as of December 31, 2004, as stated in their reports, which are included herein.

/s/ Thomas T. Hawker THOMAS T. HAWKER	Director/CEO and Principal Executive Officer	March 11, 2005

/s/ R. Dale McKinney R. DALE MCKINNEY	Chief Financial Officer Principal Financial and Accounting Officer	March 11, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Capital Corp of the West:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Capital Corp of the West and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Capital Corp of the West and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Capital Corp of the West and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Corp of the West and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Sacramento, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Capital Corp of the West:

We have audited the accompanying consolidated balance sheets of Capital Corp of the West and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Corp of the West and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Capital Corp of the West as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Sacramento, California
March 11, 2005

CAPITAL CORP OF THE WEST
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2004	2003
Assets
Cash and noninterest-bearing deposits in other banks	$40,454	$44,292
Federal funds sold	17,365	1,190
Time deposits at other financial institutions	3,350	350
Investment securities available for sale, at fair value	269,189	275,403
Investment securities held to maturity, at cost; market value of $168,265 and $97,295 in 2004 and 2003	166,987	96,612
Loans, net of allowance for loan losses of $14,284 and $13,263 at December 31, 2004 and December 31, 2003	870,809	750,989
Interest receivable	5,979	6,045
Premises and equipment, net	22,426	16,557
Goodwill	1,405	1,925
Other intangibles	69	724
Cash value of life insurance	28,362	24,138
Investment in housing tax credit limited partnerships	8,623	8,717
Other assets	12,750	7,600
Total assets	$1,447,768	$1,234,542

Liabilities
Deposits:
Noninterest-bearing demand	$262,315	$206,709
Negotiable orders of withdrawal	170,870	136,975
Savings	360,319	330,023
Time, under $100,000	193,913	182,363
Time, $100,000 and over	166,740	172,738
Total deposits	1,154,157	1,028,808
Other borrowings	164,119	92,817
Junior subordinated debentures	16,496	16,496
Accrued interest, taxes and other liabilities	9,515	6,936
Total liabilities	1,344,287	1,145,057

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding none outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 5,794,308 and 5,660,739 issued and outstanding at December 31, 2004 and 2003	57,139	54,228
Retained earnings	45,981	34,816
Accumulated other comprehensive income, net	361	441
Total shareholders’ equity	103,481	89,485
Total Liabilities and Shareholders’ Equity	$1,447,768	$1,234,542

See accompanying notes to consolidated financial statements.

CAPITAL CORP OF THE WEST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002
Interest income:
Interest and fees on loans	55,303	$48,948	$ 43,503
Interest on deposits with other financial institutions	15	8	10
Interest on investment securities held to maturity:
Taxable	2,488	2,756	3,561
Non-taxable	2,167	800	220
Interest on investment securities available for sale:
Taxable	10,288	9,076	10,091
Non-taxable	44	551	1,089
Interest on federal funds sold	266	274	337
Total interest income	70,571	62,413	58,811

Interest expense:
Deposits:
Negotiable orders of withdrawal	70	57	189
Savings	3,165	2,691	3,172
Time, under $100,000	4,426	4,413	5,560
Time, $100,000 and over	3,627	4,090	4,704
Total interest on deposits	11,288	11,251	13,625
Interest on Subordinated Debentures	1,152	648	631
Other borrowings	4,657	4,354	4,598
Total Interest Expense	17,097	16,253	18,854
Net interest income	53,474	46,160	39,957
Provision for loan losses	2,671	2,455	4,151
Net interest income after provision for loan losses	50,803	43,705	35,806

Noninterest income:
Service charges on deposit accounts	6,134	5,480	5,076
(Loss) gain on sale or impairment of available for sale securities	(3,665)	—	180
Gain from sale of real estate	—	608	33
Increase in cash surrender value of life insurance policies	1,066	1,003	994
Other	2,870	3,086	1,881
Total noninterest income	6,405	10,177	8,164

Noninterest expenses:
Salaries and related benefits	20,697	19,071	16,674
Premises and occupancy	3,446	2,946	2,526
Equipment	3,186	3,335	2,954
Professional fees	1,671	1,662	1,177
Supplies	873	794	780
Marketing	1,062	963	900
Intangible amortization	655	676	680
Other	6,145	5,938	5,396
Total noninterest expenses	37,735	35,385	31,087

Income before provision for income taxes	19,473	18,497	12,883
Provision for income taxes	7,150	4,857	2,455
Net income	$12,323	$13,640	$ 10,428

Comprehensive income:
Unrealized (loss) gain on securities arising during the year, net	(80)	(2,468)	1,250
Comprehensive income	$12,243	$11,172	$ 11,678
Basic earnings per share	$2.15	$2.43	$ 1.88
Diluted earnings per share	$2.06	$2.34	$ 1.83

See accompanying notes to consolidated financial statements.

CAPITAL CORP OF THE WEST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(In thousands)	Number of shares	Amounts	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance, December 31, 2001	4,927	$40,089	$22,372	$1,659	$64,120
Exercise of stock options, including tax benefit	116	846	—	—	846
Issuance of shares pursuant to 401K and ESOP plans	35	537	—	—	537
Net change in fair market value of investment securities, net of tax effect of $840	—	—	—	1,250	1,250
5% stock dividend, including cash payment for fractional shares	247	4,964	(4,976)	—	(12)
Net income	—	—	10,428	—	10,428
Balance, December 31, 2002	5,325	$46,436	$27,824	$2,909	$77,169
Exercise of stock options, including tax benefit	63	934	—	—	934
Issuance of shares pursuant to 401K and ESOP plans	7	226	—	—	226
Net change in fair market value of investment securities, net of tax effect of $1,613	—	—	—	(2,468)	(2,468)
5% stock dividend, including cash payment for fractional shares	266	6,632	(6,648)	—	(16)
Net income	—	—	13,640	—	13,640
Balance, December 31, 2003	5,661	$54,228	$34,816	$441	$89,485
Exercise of stock options, including tax benefit (includes tax effect of $814)	116	2,287	—	—	2,287
Issuance of shares pursuant to 401K and ESOP plans	17	624	—	—	624
Net change in fair market value of investment securities, net of tax effect of $49	—	—	—	(80)	(80)
Cash dividends			(1,158)		(1,158)
Net income			12,323		12,323
Balance, December 31, 2004	5,794	$57,139	$45,981	$361	$103,481

See accompanying notes to consolidated financial statements.

CAPITAL CORP OF THE WEST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Operating activities:
Net income	$12,323	$13,640	$ 10,428
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,671	2,455	4,151
Increase in cash surrender value of life insurance policies, net of mortality expense	(1,066)	(1,003)	(994)
Depreciation, amortization and accretion, net	6,520	5,457	3,851
Benefit from deferred income taxes	(552)	(1,582)	(2,097)
Loss (gain) on sale or impairment of available for sale investment securities	3,665	—	(180)
Gain on sale of real estate	—	(608)	(33)
Net increase in interest receivable & other assets	(5,038)	(1,200)	16
Net increase (decrease) in accrued interest payable & other liabilities	2,579	478	(2,148)
Net cash provided by operating activities	$21,102	$17,637	$ 12,994
Investing activities:
Investment security purchases — available for sale securities	(10,076)	(47,757)	(15,625)
Investment security purchases — held to maturity securities	(27,310)	(14,400)	—
Investment security purchases — mortgage-backed securities and collateralized mortgage obligations-available for sale	(74,080)	(129,084)	(57,500)
Investment security purchases — mortgage-backed securities and collateralized mortgage obligations — held to maturity	(53,047)	(35,305)	(28,029)
Proceeds from maturities of available for sale investment securities	22,306	45,417	23,736
Proceeds from maturities of held to maturity investment securities	15	5,515	—
Proceeds from maturities of mortgage-backed securities and collateralized mortgage obligations — available for sale	47,828	56,942	33,281
Proceeds from maturities of mortgage-backed securities and collateralized mortgage obligations — held to maturity	8,542	27,827	13,961
Proceeds from sales of available for sale investment securities	15,974	—	7,952
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations — available for sale	595	—	8,048
Net (increase) decrease in time deposits in other financial institutions	(3,000)	150	—
Proceeds from sales of commercial and real estate loans	2,959	4,026	2,246
Origination of loans	(650,229)	(567,501)	(445,741)
Proceeds from repayment of loans	522,595	429,655	339,242
Purchases of premises and equipment	(7,586)	(3,960)	(2,702)
Proceeds from sales of real estate	—	832	275
Purchase of bank owned life insurance	(3,175)	(6,000)	(172)
Sale (purchase) of subsidiary	520	—	(520)
Net cash used in investing activities	$(207,169)	$(233,643)	$(121,548)
Financing activities:
Net increase in demand, NOW and savings deposits	119,797	165,002	70,433
Net increase in certificates of deposit	5,552	29,427	31,305
Proceeds from borrowings	96,900	5,000	29,519
Repayment of borrowings	(25,598)	(22,387)	—
Issued shares for benefit plan purchases	624	226	537
Payment for fractional shares	—	(16)	(12)
Issuance of Junior Subordinated Debentures	—	10,310	—
Cash dividends paid	(1,158)	—	—
Exercise of stock options, net	2,287	743	667
Net cash provided by financing activities	$198,404	$188,305	$ 132,449
Net increase (decrease) in cash and cash equivalents	12,337	(27,701)	23,895
Cash and cash equivalents at beginning of year	45,482	73,183	49,288
Cash and cash equivalents at end of year	$57,819	$45,482	$ 73,183
Supplemental disclosure of non-cash investing and financing activities:
Investment securities unrealized (losses) gains, net of taxes	$(80)	$(2,468)	$1,250
Interest paid	16,900	16,054	18,436
Income tax payments	10,271	4,355	4,531
Transfer of securities from available for sale to held to maturity	—	24,557	—
Loans transferred to other real estate owned	$—	$224	$—

See accompanying notes to consolidated financial statements.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Summary of Significant Accounting Policies

Capital Corp of the West (the “Company”) is a registered bank holding company, which provides a full range of banking services to individual and business customers primarily in the Central San Joaquin Valley, through its subsidiaries. The following is a description of the more significant policies.

Principles of Consolidation:  The consolidated financial statements of Capital Corp of the West include its subsidiaries: County Bank (the “Bank”), Capital West Group (“CWG”), Regency Investment Advisors (“RIA”), and the subsidiaries of County Bank which include County Asset Advisor, Inc. (“CAA”), Merced Area Investment Development, Inc. (“MAID”), and County Investment Trust (“REIT”). CWG, a subsidiary formed in 1996, became inactive in 1997. Regency Investment Advisors was acquired in June 2002 and divested in October 2004. All significant intercompany balances and transactions are eliminated.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements. A material estimate that is particularly susceptible to change in the near term relates to the determination of the allowance for loan losses.

Cash and Cash Equivalents:  The Company maintains deposit balances with various banks which are necessary for check collection and account activity charges. Cash in excess of immediate requirements is invested in federal funds sold or other short-term investments. Generally, federal funds are sold for periods from one to thirty days. Cash, noninterest-bearing deposits in other banks and federal funds sold are considered to be cash and cash equivalents for the purposes of the consolidated statements of cash flows. Banks are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $25,000 at December 31, 2004 and $25,000 in 2003.

Investment Securities:  Investment securities consist of U.S. treasury, federal agencies, state and county municipal securities, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, agency preferred stock, trust preferred stock and equity securities. Investment securities are classified into one of three categories. These categories include trading, available for sale, and held to maturity. The category of each security is determined based on the Company’s investment objectives, operational needs and intent. The Company has not purchased securities with the intent of actively trading them.

Securities available for sale may be sold prior to maturity and are available for future liquidity requirements. These securities are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and reported net of tax as a separate component of shareholders’ equity until realized.

Securities held to maturity are classified as such where the Company has the ability and positive intent to hold them to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale or held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized losses due to fluctuations in fair value of securities held to maturity or available for sale are recognized through earnings when it is determined that there is other than temporary impairment and a new cost basis is established for the security.

Loans:  Loans are carried at the principal amount outstanding, net of unearned income, including deferred loan origination fees and costs. Nonrefundable loan origination and commitment fees and the direct costs associated

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with originating or acquiring the loans are deferred and amortized as an adjustment to interest income over the life of the related loan using a method that approximates the level yield method.

Interest income on loans is accrued based on contract interest rates and principal amounts outstanding. Loans which are more than 90 days delinquent, with respect to interest or principal, are placed on non-accrual status, unless the outstanding principal and interest is adequately secured and, in the opinion of management, remains collectable. Uncollected accrued interest is reversed against interest income, and interest is subsequently recognized only as received until the loan is returned to accrual status. Interest accruals are resumed when such loans are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectable as to both principal and interest.

A loan is considered impaired, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Any allowance for loan losses on impaired loans is measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. In general, these statements are not applicable to large groups of small balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage and consumer installment loans. Income recognition on impaired loans conforms to the method the Company uses for income recognition on nonaccrual loans. Interest income on nonaccrual loans is recorded on a cash basis. Payments may be treated as interest income or return of principal depending upon management’s opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income when management believes the remaining principal balance is fully collectable.

Allowance for Loan Losses:  The allowance for loan losses is maintained at the level considered to be adequate for probable loan losses inherent based on management’s assessment of various factors affecting the loan portfolio, which include: growth trends in the portfolio, historical experience, concentrations of credit risk, delinquency trends, general economic conditions, and internal and external credit reviews. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgment of information available to them at the time of their examination. Additions to the allowance for loan losses, in the form of provision for loan losses, are reflected in current operating results, while charge-offs to the allowance for loan losses are made when a loss is determined to have occurred. Management uses the best information available on which to base estimates, however, ultimate losses may vary from current estimates.

Gain or Loss on Sale of Loans:  Transfers of real estate mortgage loans held for sale in which the Company surrenders control over those loans are accounted for as a sale to the extent that consideration other than beneficial interests in the transferred loans is received in exchange. There were no loans held for sale as of December 31, 2004 and 2003. Gains or losses are recognized at the time of sale and are calculated based on the amounts received and the book value of the loans sold.

Premises and Equipment:  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight line basis over the estimated useful life of each type of asset. Estimated useful lives range up to 39 years for buildings, up to the lease term for leasehold improvements, and 3 to 15 years for furniture and equipment.

Other Real Estate:  Other real estate is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for loan losses. Other real estate is recorded at the lower of the related loan balance or fair value, less estimated disposition costs. Fair value of other real estate is generally based on an independent appraisal of the property. Any subsequent costs or losses are recognized as noninterest expense when incurred.

Goodwill and Other Intangible Assets:  Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill was generated with the purchase of the Town and County Finance and Thrift

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(the “Thrift”) in June 1996. The Thrift’s assets, including intangible assets, were subsequently merged into County Bank in November 1999, and the Thrift’s charter eliminated. Goodwill associated with the purchase of the Thrift is no longer being amortized beginning on January 1, 2002 and had a balance of $1,405,000 as of December 31, 2004 and 2003. The goodwill associated with the purchase of Regency Investment Advisors Inc. in June 2002 was $520,000. RIA was subsequently sold and goodwill was included in the sale. Core deposit intangibles, representing the excess of purchase price paid over the fair value of net savings deposits acquired, were generated by the purchase of the Thrift in June 1996 and the purchase of three branches from the Bank of America in December, 1997. Core deposit intangibles resulting from these acquisitions are being amortized over 10 and 7 years, respectively. Core deposit intangibles had a balance of $69,000 and $724,000 as of December 31, 2004 and 2003. Amortization of core deposit premiums was $655,000, $676,000, and $680,000 for the years ended December 31, 2004, 2003 and 2002. Core deposit premiums are scheduled to amortize by $46,000 in the year 2005 and are scheduled to be fully amortized by June 2006. Goodwill and intangible assets are reviewed on an annual basis for impairment. If such impairment is indicated, recoverability of the asset is assessed based upon expected undiscounted net cash flows.

An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There has been no recorded amortization and no impairment losses recognized on the Town and Country Finance and Thrift recorded goodwill as of December 31, 2004.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:  Long-lived assets, such as property, plant, and equipment and certain purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, such an asset is considered to be impaired, and an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Director Elective Income Deferral Agreements:  The Company has purchased single premium universal life insurance policies in conjunction with implementation of salary continuation plans for certain members of management, a deferred compensation plan for certain members of the Board of Directors, and for general funding of various benefit programs of the company. This plan was changed in 2004 and is currently being used by five directors. The expenses related to the deferral agreements are accrued in other expenses. The Company is the owner and beneficiary of these policies. The Bank has also formed a Rabbi trust and has irrevocably assigned some of these universal life insurance policies to the Rabbi trust in support of these salary continuation and deferred compensation benefits. The cash surrender value of the insurance policies totaled $28,362,000 and $24,138,000 as of December 31, 2004 and 2003. Income from these policies is recorded in other income and the load, mortality and surrender charges have been recorded in other expenses. An accrued liability of $3,610,000 and $3,125,000 as of December 31, 2004 and 2003 was recorded to reflect the present value of the expected retirement benefits for the salary continuation plans and the deferred compensation benefits and was included in other liabilities. Salary continuation expense of $484,000 and $669,000 and deferred compensation expense of $97,000 and $64,000 was recorded for the years ending December 31, 2004 and 2003.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes:  The Company files a consolidated federal income tax return and a combined state franchise tax return. The provision for income taxes includes federal income and state franchise taxes. Income tax expense is allocated to each entity of the Company based upon the analysis of the tax consequences of each company on a stand alone basis.

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

Income Tax Credits:  The Company has investments in limited partnerships which own low income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As an investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and income tax credits. These income tax credits are earned over a 10-year period as a result of the investment meeting certain criteria and are subject to recapture over a 15-year period. The expected benefit resulting from the affordable housing income tax credits is recognized in the period in which the tax benefit is recognized in the Company’s consolidated tax returns. These investments are accounted for using the effective yield method and are evaluated at each reporting period for impairment. The Bank had gross investments in these partnerships of $10,901,000 and $10,407,000 as of December 31, 2004 and 2003.

Derivative Instruments and Hedging Activities:  All derivative instruments are recognized in the consolidated balance sheet at fair value. The accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge under the accounting standard. On the date the Company enters into a derivative contract, the Company designates the derivative instruments as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) hedge for trading, customer accommodation or not qualifying for hedge accounting (free-standing derivative instruments). For a fair value hedge, changes in the far value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income, net of tax, within shareholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

During the third quarter of 2001, the Company entered into an interest rate exchange agreement with the Federal Home Loan Bank of San Francisco that was recorded as a cash flow hedge transaction. The notional amount of the swap was $20 million with a term of 3 years that expired on August 23, 2004. The Company has no hedging relationships as of December 31, 2004.

Earnings Per Share:  Basic earnings per share (EPS) includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 27, 2004, April 27, 2004, July 27, 2004, October 26, 2004 and January 25, 2005, the Board of Directors authorized a $0.05 cash dividend payable on February 26, 2004, May 26, 2004, August 25, 2004, November 29, 2004, and February 25, 2005 respectively.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the years ended December 31:

	For The Twelve Months Ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002
Basic EPS computation:
Net income	$12,323	$13,640	$10,428
Average common shares outstanding	5,735	5,612	5,538
Basic EPS	$2.15	$2.43	$1.88
Diluted EPS computations:
Net income	$12,323	$13,640	$10,428
Average common shares outstanding	5,735	5,612	5,538
Effect of stock options	240	224	152
Total weighted average shares and common stock equivalents	5,975	5,836	5,690
Diluted EPS	$2.06	$2.34	$1.83

In 2004, 2003, and 2002 there were options covering 0, 7,675, and 0 shares that were not considered in the earnings per share computations because the option exercise price was in excess of the stock closing price on December 31, 2004, 2003 and 2002 making these shares antidilutive.

Stock Option Plan:  Statement of Financial Accounting Standards No 148, “Accounting for Stock Based Compensation-Transition and Disclosure” an amendment of FASB Statement No. 123 and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. Statement No. 148 and 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date upon the fair value of the award and is realized as an expense over the service or vesting period. However, Statement No. 148 and 123 also allow an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as long as proforma fair market method disclosures of net income and basic and diluted earnings per share and stock-based compensation costs, net of related tax effects, are prominently disclosed. The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. See Note 12 for additional disclosure information relative to options granted and outstanding.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income would have been reduced to the proforma amounts indicated as follows:

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Net income
As reported net income	$12,323	$13,640	$10,428
Stock option compensation, net of income tax effect	876	582	424
Proforma net income	11,447	13,058	10,004

Basic earnings per share
As reported	2.15	2.43	1.88
Proforma	2.00	2.33	1.80

Diluted earnings per share
As reported	2.06	2.34	1.83
Proforma	1.92	2.24	1.75

Total compensation expense related to the issuance of options that would have been reported was $972,000, $601,000, and $449,000 during 2004, 2003 and 2002, respectively.

The per share weighted average fair value of stock options granted during 2004, 2003, and 2002 was $13.96, $11.02, and $7.57 on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: 2004, 2003, and 2002 expected dividend yield of 0.4%, 0% and 0%; 2004, 2003, and 2002 expected volatility of 26%, 29%, and 29%; and a risk free interest rate of 4.00%, 4.75%, and 4.75% for 2004, 2003, and 2002, and an expected life of 7 years in 2004, 2003, and 2002, respectively.

Comprehensive Income:  Comprehensive income consists of net income and unrealized gains (losses) on securities and certain derivative instruments and is presented in the consolidated statements of income and comprehensive income.

Reclassifications:  Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 presentation.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2.    Investment Securities

The amortized cost and estimated market value of investment securities at December 31 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2004
Available for sale securities:
U.S. Treasury and U.S. Government agencies	$25,309	$18	$199	$25,128
State & political subdivisions	1,312	13	—	1,325
Mortgage-backed securities	137,868	914	701	138,081
Collateralized mortgage obligations	62,340	39	497	61,882
Total debt securities	226,829	984	1,397	226,416
Agency preferred stock	18,001	—	—	18,001
Equity securities	25,050	—	278	24,772
Total available for sale securities	$269,880	$984	$1,675	$269,189

Held to maturity securities:
State and political subdivisions	$69,894	$1,394	$304	$70,984
Mortgage-backed securities	72,713	732	363	73,082
Collateralized mortgage obligations	24,380	—	181	24,199
Total held to maturity securities	$166,987	$2,126	$848	$168,265

2003
Available for sale securities:
U.S. Treasury and U.S. Government agencies	$55,029	$478	$238	$55,269
State & political subdivisions	1,068	6	1	1,073
Mortgage-backed securities	129,196	1,329	343	130,182
Collateralized mortgage obligations	45,356	242	331	45,267
Corporate debt securities	3,018	60	—	3,078
Total debt securities	233,667	2,115	913	234,869
Agency preferred stock	14,832	—	1,824	13,008
Trust preferred stock	5,533	—	510	5,023
Equity securities	22,600	—	97	22,503
Total available for sale securities	$276,632	$2,115	$3,344	$275,403

Held to maturity securities:
State and political subdivisions	$42,482	$420	$247	$42,655
Mortgage-backed securities	40,185	1,028	419	40,794
Total held to maturity securities	13,945	16	115	13,846
	$96,612	$1,464	$781	$97,295

At December 31, 2004 and 2003, investment securities with carrying values of approximately $321,688,000 and $295,204,000, respectively, were pledged as collateral for deposits of public funds, government deposits, the Bank’s use of the Federal Reserve Bank’s discount window and Federal Home Loan Bank line of credit. The Bank is a member of the Federal Reserve Bank and the Federal Home Loan Bank. The Bank carried balances, stated at cost, of $7,304,000 and $4,914,000 of Federal Home Loan Bank stock and $1,187,000 and $1,127,000 of Federal Reserve Bank stock as of December 31, 2004 and 2003. Gross realized losses on sale of available for sale securities of $6,000, $0, and $99,000, were recognized in 2004, 2003, and 2002. Gross realized gains on sale of available

CAPITAL CORP OF THE WEST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for sale securities of $50,000, $0, and $279,000 were recognized in 2004, 2003, and 2002. Gross losses on sale of available for sale securities were $3,715,000, $0, and $0 in 2004, 2003, and 2002. The gross losses on sale of available for sale securities in 2004 is composed of an unrealized other-than-temporary impairment loss of $3,709,000 and a realized loss of $6,000 on the sale of available for sale securities.

In June, 2003, state and municipal debt securities with a carrying value of $24,558,000 and a market value of $26,204,000 were transferred from the available for sale portfolio to the held to maturity portfolio at market value. The Company made the decision based on management’s intent to hold these securities to maturity. The unrealized holding gain at the date of transfer is reported as a separate component of shareholders’ equity and amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a premium or accretion of a discount.

The carrying and estimated fair values of debt securities at December 31, 2004 by contractual maturity, are shown on the following table. Actual maturities may differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Available for sale debt securities:
One year or less	$5,000	$4,979
One to five years	20,273	20,112
Five to ten years	295	298
Over ten years	1,053	1,064
Mortgage-backed securities and CMOs	200,208	199,963
Total available for sale debt securities	$226,829	$226,416

Held to maturity debt securities:
One year or less	$—	$—
One to five years	3,707	3,878
Five to ten years	22,434	23,214
Over ten years	43,753	43,892
Mortgage-backed securities and CMOs	97,093	97,281
Total held to maturity debt securities	$166,987	$168,265

CAPITAL CORP OF THE WEST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows:

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available for sale:
U.S. government agencies	$70	$9,930	$129	$9,876	$199	$19,806
State and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities	605	76,754	96	7,283	701	84,037
Collateralized mortgage Obligations	471	47,239	26	5,058	497	52,297
Equity securities	17	2,983	261	12,738	278	15,721
	$1,163	$136,906	$512	$34,955	$1,675	$171,861
Held to maturity securities:
State and political subdivisions	$304	$23,448	$—	$—	$304	$23,448
Mortgage-backed securities	10	2,786	353	12,487	363	15,273
Collateralized mortgage Obligations	181	24,199	—	—	181	24,199
	$495	$50,433	$353	$12,487	$848	$62,920

U.S. government agencies:  The unrealized losses on investments in U.S. government agency securities were caused by market interest rate increases that occurred after these securities were purchased. There were two securities that had a fair market value of $9,876,000 and a total unrealized loss of $129,000 that had been in an unrealized loss position for more than twelve months as of December 31, 2004. The first of these securities had a fair market value of $4,898,000 and an unrealized loss of $102,000 as of December 31, 2004. This government agency security has been in an unrealized loss position for 19 consecutive months as of December 31, 2004. The second had a fair market value of $4,978,000 and an unrealized loss of $27,000 as of December 31, 2004. This government agency security has been in an unrealized loss position for 18 consecutive months as of December 31, 2004. Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

State and political subdivisions:  The unrealized losses on state and political subdivision investments were caused by market interest rate increases that occurred after these securities were purchased. There were no state and political subdivision securities that had been in an unrealized loss position for twelve months or more. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Mortgage-backed securities:  The unrealized losses on available for sale and held to maturity investments in mortgage-backed securities were caused by market interest rate increases that occurred after these securities were purchased and higher actual prepayment rates than were originally estimated on mortgage-backed securities that were purchased at a premium. When the marketplace believes that prepayment rates will remain high, higher coupon mortgage-backed securities are priced to reflect lower premiums and higher expected principal prepayments. There were four available for sale and three held to maturity mortgage-backed securities that had a fair market value of $19,770,000 and an unrealized loss of $449,000 that had been in an unrealized loss position for more than twelve months as of December 31, 2004. The four available for sale mortgage-backed securities had a fair market value of $7,283,000 and an unrealized loss of $96,000 as of December 31, 2004. These four securities had been in an unrealized loss position for 20, 19, 17, and 16 consecutive months as of December 31, 2004. The three held to maturity securities had a fair market value of $12,487,000 and an unrealized loss of $353,000 as of December 31,

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2004. These three held to maturity mortgage-backed securities had been in an unrealized loss position for 18, 18, and 17 consecutive months as of December 31, 2004. Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Collateralized mortgage obligations:  The unrealized losses on collateralized mortgage obligation securities were caused by market rate increases that occurred after these securities were purchased. There was one collateralized mortgage obligation that had a fair value of $5,058,000 and an unrealized loss of $26,000 as of December 31, 2004. This collateralized mortgage obligation has been in an unrealized loss position for 19 consecutive months as of December 31, 2004. Due to the fact the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Equity securities:  The Company invests in mutual funds that hold adjustable rate mortgage loan investments that fluctuate in value with prevailing market interest rates. The unrealized losses on equity securities were caused by generally low prevailing market rates. The market price of adjustable rate loans declines during periods of falling or flat interest rates. There was one investment in an adjustable rate mortgage mutual fund that had a fair market value of $12,738,000 and an unrealized loss of $261,000 as of December 31, 2004. This mutual fund has been in an unrealized loss position for 12 consecutive months as of December 31, 2004. Due to the fact the Company has the ability and intent to hold these investments until a market price recovery, and the Company believes that the market price of these securities will improve as interest rates move higher, these investments are not considered other-than-temporarily impaired.

NOTE 3.    Loans

Loans at December 31 consisted of the following:

(Dollars in thousands)	2004	2003
Commercial	$217,524	$195,588
Agricultural	80,598	92,550
Real estate—mortgage	416,385	318,624
Real estate — construction	97,396	89,652
Consumer	73,190	67,838
Gross loans	885,093	764,252
Less allowance for loan losses	(14,284)	(13,263)
Net loans	$870,809	$750,989

Loans are net of deferred loan fees of $2,446,000 and $2,683,000, excluding consumer loans, as of December 31, 2004 and 2003. Consumer loans are net of deferred loan costs of $401,000 and $417,000 as of December 31, 2004 and 2003.

Nonaccrual loans totaled $4,394,000 and $3,987,000 at December 31, 2004 and 2003. Foregone interest on nonaccrual loans was approximately $4,000, $39,000, and $131,000 for the years ended December 31, 2004, 2003 and 2002.

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due. At December 31, 2004 and 2003, the recorded investment in impaired loans was $4,394,000, and $3,987,000 which had a related allowance for loan losses of $704,000, and $598,000 in 2004 and 2003. As of December 31, 2004 and 2003, there were no impaired loans without a related allowance for loan loss assigned to them. The average outstanding balance of impaired loans for the years ended December 31, 2004, 2003 and 2002 was $4,206,000, $2,328,000, and $5,134,000 on which $216,000, $231,000, and $210,000 was recognized as interest income on a cash basis.

CAPITAL CORP OF THE WEST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2004 and 2003, the collateral value method was used to measure impairment for all loans classified as impaired. The following table shows the recorded investment in impaired loans by loan category at December 31:

(Dollars in thousands)	2004	2003
Commercial	$3,966	$3,477
Agricultural	382	448
Consumer and other	46	62
	$4,394	$3,987

The following is a summary of changes in the allowance for loan losses during the years ended December 31:

(Dollars in thousands)	2004	2003	2002
Balance at beginning of year	$13,263	$12,134	$9,743
Loans charged-off	(2,296)	(1,995)	(2,589)
Recoveries of loans previously charged-off	646	669	829
Provision for loan losses	2,671	2,455	4,151
Balance at end of year	$14,284	$13,263	$12,134

In the ordinary course of business, the Company, through its subsidiaries, has made loans to certain directors and officers and their related businesses. In management’s opinion, these loans are granted on substantially the same terms, including interest rates and collateral, as those prevailing on comparable transactions with unrelated parties, and do not involve more than the normal risk of collectibility.

Activity in loans to, or guaranteed by, directors and executive officers and their related businesses at December 31, are summarized as follows:

(Dollars in thousands)	2004	2003
Balance at beginning of year	$2,452	$2,173
Loan advances and renewals	190	835
Loans matured or collected	(509)	(556)
Balance at end of year	$2,133	$2,452

The Bank’s business activity is with customers located primarily in the counties of Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus, and Tuolumne in the state of California. Consumer lending and small working capital total loan portfolio consists of consumer lending, loans to small businesses, credit cards and the purchase of financing contracts principally from automobile dealers. Individual loans and lines are made in a variety of ways. In many cases collateral such as real estate, automobiles and equipment are used to support the extension of credit. Repayment, however, is largely dependent upon the borrower’s personal cash flow.

Commercial lending activities are spread across a wide spectrum including loans to businesses, construction and permanent real estate financing, short and long term agricultural loans for production and real estate purposes and SBA financing. Where appropriate, collateral is taken to secure and reduce the Bank’s credit risk. Each loan is submitted to an individual risk grading process but the borrowers’ ability to repay is dependent, in part, upon factors affecting the local and national economies.

CAPITAL CORP OF THE WEST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4.    Premises and Equipment

Premises and equipment consisted of the following at December 31:

(Dollars in thousands)	2004	2003
Land	$3,104	$2,553
Buildings	16,701	12,686
Leasehold improvements	2,827	2,045
Furniture and equipment	16,310	14,203
Subtotal	$38,942	$31,487
Less accumulated depreciation and amortization	16,516	14,930
Premises and equipment, net	$22,426	$16,557

Included in the totals above are construction in progress of $2,268,000 and $541,000 at December 31, 2004 and 2003 respectively. Depreciation expense totaled $1,717,000, $1,661,000 and $1,903,000 in 2004, 2003 and 2002.

NOTE 5.    Other Borrowings

The following is a summary of selected information for short term borrowings. These borrowings generally mature in less than one year.

As of December 31,

(Dollars in Millions)	2004		2003		2002
	Amount	Interest Rate(s)	Amount	Interest Rate(s)	Amount	Interest Rate(s)
Treasury Tax Loan (1)	$5,853	1.87%	$6,467	.98%	$6,303	.98%
FHLB advances	59,900	2.18–6.83%	18,175	1.0–5.09%	23,700	1.37–4.47%
Total short term borrowings	$65,753		$24,642		$30,003

(1)	The Treasury tax loan is a variable rate product that reprices weekly based on the Federal Funds rate. The account is payable on a daily basis.

The Company maintains a secured line of credit with the Federal Home Loan Bank of San Francisco (FHLB). Based on the FHLB stock requirements at December 31, 2004, this line provided for maximum borrowings of $163,956,000 of which $155,326,000 was outstanding. At December 31, 2004 this borrowing line is collateralized by securities with a market value of $172,585,000. At December 31, 2003, the line of credit collateralized by securities totaled $119,372,000 of which $83,346,000 was outstanding. At December 31, 2003 this borrowing line is collateralized by securities with a market value of $125,655,000. The Company had additional secured, unused lines of credit of $9,876,000 and unsecured unused lines of credit of $44,000,000 at December 31, 2004. This compares with secured, unused lines of credit of $14,941,000 and unsecured unused lines of credit of $40,000,000 as of December 31, 2003.

The following is a summary of selected information for long-term borrowings. These borrowings generally mature in greater than one year.

(Dollars in millions)			2004	2003	2002
	Weighted Average Interest Rate(s)	Maturity Dates	Amount	Amount	Amount
Mortgage note	7.80%	2007	$2,940	$3,004	$3,060
FHLB advances	5.09%	2006–2011	95,426	65,171	77,141
Total long term borrowings			$98,366	$68,175	$80,201

CAPITAL CORP OF THE WEST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest expense related to FHLB borrowings totaled $4,368,000, $4,069,000, and $4,265,000 in 2004, 2003, and 2002. Interest expense related to the mortgage note totaled $236,000, $240,000, and $245,000 in 2004, 2003, and 2002. This long term note is secured by Company land and buildings. Interest expense on federal funds purchased was $21,000, $11,000 and $22,000 in 2004, 2003, and 2002. Compensating balance arrangements are not significant to the operations of the Company.

Principal payments required to service the Company’s borrowings during the next five years are:

Years ended December 31, (Dollars in thousands)
2005	$68,025
2006	37,108
2007	26,718
2008	212
2009	10,204
Thereafter	21,852
Total borrowed funds	$164,119

NOTE 6.    Junior Subordinated Debentures

At December 31, 2004 the Company had 2 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. As a result of adoption of FIN 46R, the Company deconsolidated the Trusts as of and for the years ended December 31, 2004 and 2003. There was $16,496,000 of junior subordinated debentures issued and outstanding as of December 31, 2004 and 2003. The junior subordinated debentures were reflected as long-term debt in the consolidated balance sheets at December 31, 2004 and 2003.

County Statutory Trust I and County Statutory Trust II are Connecticut statutory trusts, which were formed for the purpose of issuing County Statutory Trust I Capital Securities and County Statutory Trust II Capital Securities (“Trust Preferred Securities”). The Trust Preferred Securities are described below. Interest on the Trust Preferred Securities is payable semi-annually on the 10.20% issue and quarterly on the Statutory Trust II issue and is deferrable, at the option of the Company for up to five years for both issues. Following the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debt Securities (the Debt Securities) of the Company. The debt securities bear the same terms and interest rates as the related Trust Preferred Securities. The Debt Securities are the sole assets of the Trust. The Company has fully and unconditionally guaranteed all of the obligations of the Trust.

County Statutory Trust I issued $6,000,000 in Trust Preferred Securities on February 22, 2001. These securities pay interest at the rate of 10.20% and have a stated maturity date of February 22, 2031. They also have an optional redemption date of February 22, 2021. County Statutory Trust II issued $10,000,000 in Trust Preferred Securities on December 17, 2003. These securities pay interest at a variable rate of interest that was 4.07% at December 31, 2004, and have a stated maturity date of December 17, 2033. They have an optional redemption date of December 17, 2008. The interest rate on this issue is fixed for five years, then after the optional redemption date of December 17, 2008, the rate will be indexed to the then-current 3 month LIBOR rate plus 2.85%.

The debentures issued, less the common securities of the Trusts, qualify as Tier 1 capital under the interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Debt Securities at their respective stated maturities or their earlier redemption. The Debt Securities are redeemable prior to maturity at the option of the Company on or after their respective optional redemption dates.

CAPITAL CORP OF THE WEST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7.    Income Taxes

The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollars in thousands)	Federal	State	Total
2004
Current	$3,528	$4,174	$7,702
Deferred	(256)	(296)	(552)
	$3,272	$3,878	$7,150
2003
Current	$4,906	$1,533	$6,439
Deferred	(767)	(815)	(1,582)
	$4,139	$718	$4,857
2002
Current	$4,416	$136	$4,552
Deferred	(1,124)	(973)	(2,097)
	$3,292	$(837)	$2,455

In April 2004, the Company amended 2001 and 2002 state income tax returns and paid $2,411,000 in state income taxes as part of the State of California’s Voluntary Compliance Initiative. The payment was related to the tax treatment of consent dividends received by the Bank from the Bank’s REIT subsidiaries. The Company has maintained the right to file income tax refunds related to these payments, but has recorded the payments as a state income tax expense.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 consists of the following:

(Dollars in thousands)	2004	2003
Deferred tax assets:
Allowance for loan losses	$6,006	$5,576
Other than temporary impairment of equity securities	1,560	—
Deferred compensation	1,512	1,314
Intangible amortization	904	918
Nonaccrual interest	83	319
Fixed assets	—	146
Other	723	612
Total gross deferred tax assets	10,788	8,885
Less valuation allowance	(424)	(20)
Deferred tax assets	10,364	$8,865
Deferred tax liabilities:
Investment in partnerships	657	559
FHLB stock dividends	292	251
Capitalization of loan costs and prepaid assets	531	—
Investment securities unrealized gain	217	266
Fixed assets	140	—
Insurance accrual	53	44
Other	128	—
Total gross deferred tax liabilities	2,018	1,120
Net deferred tax assets	$8,346	$7,745

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004 and 2003.

During 2004, the Company increased the tax valuation allowance by $404,000 to a total valuation allowance of $424,000 at December 31, 2004. The increase was related to management’s assessment of the ultimate collectibility of tax benefits related to the book deduction for other than temporary impairment of equity securities. In order to realize the tax benefits related to any realized capital losses, the Company would need to be able to generate offsetting capital gains within six years beginning with the year of any realized loss. After an evaluation by management of the potential sources of future capital gains from the recorded assets at December 31, 2004, it was management’s conclusion that the deferred tax asset related to the other than temporary impairment of equity securities was impaired, and a partial tax valuation allowance was established to the extent that management believed it was more likely than not that the asset would not be realized.

A reconciliation of income tax at the federal statutory rate to the provision for income taxes follows:

(Dollars in thousands)	2004	2003	2002
Statutory federal income tax rate due, computed at an effective tax rate of 35% in 2004 and 2003 and 34% in 2002	$6,815	$6,474	$4,380
State franchise tax, at statutory rate, net of federal income tax benefit	2,521	467	(552)
Tax exempt interest income, net	(726)	(442)	(407)
Housing tax credits	(1,028)	(975)	(750)
Dividends received deduction	(112)	(134)	(168)
Increase in tax valuation allowance	404	—	—
Cash surrender value life insurance	(367)	(314)	(309)
Other	(357)	(219)	261
Provision for income taxes	$7,150	$4,857	$2,455

As of December 31, 2004, the anticipated 2004 tax refund related to federal and state income taxes was $1,683,000.

NOTE 8.    Regulatory Matters

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

First, a bank must meet a minimum Tier I (as defined in the regulations) capital ratio ranging from 3% to 5% based upon the bank’s CAMEL (“capital adequacy, asset quality, management, earnings and liquidity”) rating.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Second, a bank must meet minimum total risk based capital to risk weighted assets ratio of 8%. Risk based capital and asset guidelines vary from Tier I capital guidelines by redefining the components of capital, categorizing assets into different risk classes, and including certain off-balance sheet items in the calculation of the capital ratio. The effect of the risk based capital guidelines is that banks with high exposure will be required to raise additional capital while institutions with low risk exposure could, with the concurrence of regulatory authorities, be permitted to operate with lower capital ratios. In addition, a bank must meet minimum Tier I capital to average assets ratio of 4%.

Management believes, as of December 31, 2004 that the Company and the Bank met all capital adequacy requirements to which they are subject, including the ratio test for a well capitalized bank under the regulatory framework for prompt corrective action. The most recent notification from the FRB categorized the Company and the Bank as well capitalized under the FDICIA regulatory framework for prompt corrective action. Subsequent to this notification, there are no conditions or events that management believes have changed the risk based capital category of the Company and the Bank. To be categorized as well capitalized, the Bank must meet minimum ratios.

On October 26, 2004 County Bank entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (“FRBSF”). Under the Agreement, the Bank will, among other actions to be taken, (i) develop a written program designed to improve the Bank’s system of internal controls to ensure compliance with applicable provisions of the Bank Secrecy Act; (ii) develop an enhanced written customer due diligence program designed to reasonably ensure the identification and reporting of all known or suspected violations of law and suspicious transactions against or involving the Bank; (iii) establish enhanced written policies and procedures designed to strengthen the Bank’s internal controls and audit program, and (iv) submit quarterly progress reports to the FRBSF detailing actions taken to secure compliance with the Agreement.

The Bank has already made significant progress in addressing the deficiencies identified by the FRBSF. The compliance effort will entail certain additional expenditures. In addition, while the Agreement is in place, its effect may be to limit the Bank’s ability to engage in certain expansionary activity. Neither of these effects is expected to have a material adverse impact on the financial condition nor results of operations of the Bank or the Company. The next review date is scheduled for May 2005.

The Company has no formal dividend policy, and dividends are issued solely at the discretion of the Company’s Board of Directors subject to compliance with regulatory requirements. In order to pay any cash dividends, the Company must receive payments of dividends from the Bank. There are certain regulatory limitations on the payment of cash dividends by banks.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table).

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2004 are as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:
Total capital (to risk weighted assets)	131,743	11.55%	91,287	8%	114,108	10%
Tier I capital (to risk weighted assets)	117,479	10.30%	45,643	4%	68,465	6%
Leverage ratio(1)	117,479	8.46%	55,574	4%	69,467	5%

The Bank:
Total capital (to risk weighted assets)	119,253	10.47%	91,081	8%	113,851	10%
Tier I capital (to risk weighted assets)	105,021	9.22%	45,541	4%	68,311	6%
Leverage ratio(1)	105,021	7.58%	55,440	4%	69,300	5%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2003 are as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:
Total capital (to risk weighted assets)	113,543	11.57%	78,536	8%	98,170	10%
Tier I capital (to risk weighted assets)	101,259	10.31%	39,268	4%	58,902	6%
Leverage ratio(1)	101,259	8.55%	47,364	4%	59,205	5%

The Bank:
Total capital (to risk weighted assets)	102,842	10.50%	78,325	8%	97,907	10%
Tier I capital (to risk weighted assets)	90,591	9.25%	39,163	4%	58,744	6%
Leverage ratio(1)	90,591	7.66%	47,305	4%	59,131	5%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9.    Commitments and Financial Instruments With Off-Balance Sheet Credit Risk

At December 31, 2004, the Company has operating lease rental commitments for remaining terms of one to twenty years. The Company has options to renew four of its leases for periods of 10 through 20 years. The minimum future commitments under non-cancelable lease agreements having terms in excess of one year at December 31, 2004 are as follows:

Years ended December 31, (Dollars in thousands)
2005	$1,237
2006	1,016
2007	788
2008	765
2009	702
Thereafter	3,397
Total minimum lease payments	$7,905

Rent expense was approximately $1,226,000, $986,000, and $873,000, for the years ended December 31, 2004, 2003, and 2002.

In the ordinary course of business, the Company enters into various types of transactions which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letters of credit and are not reflected in the accompanying balance sheets. These transactions may involve, to varying degrees, credit and interest risk in excess of the amount, if any, recognized in the balance sheets.

The Company’s off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Company applies the same credit standards to these contracts as it uses in its lending process. Additionally, commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.

Financial instruments whose contractual amount represents risk:

	As of December 31,
(Dollars in thousands)	2004	2003
Commitments to extend credit	$393,039	$348,282
Standby letters of credit	13,875	7,380

Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates, but may be terminated by the Company if certain conditions of the contract are violated. Although currently subject to draw down, many of these commitments are expected to expire or terminate without funding. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Collateral held relating to these commitments varies, but may include securities, equipment, inventory and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held for standby letters of credit is based on an individual evaluation of each customer’s credit worthiness, but may include cash, equipment, inventory and securities.

The Company, because of the nature of its business, is subject to various threatened or filed legal cases. The Company, based on the advice of legal counsel, does not expect such cases will have a material, adverse effect on its financial position or results of operations.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10.    Time Deposits

At December 31, 2004 the aggregate maturities for time deposits are as follows:

Years ended December 31, (Dollars in thousands)
2005	$277,184
2006	18,316
2007	31,348
2008	4,774
2009	28,909
Thereafter	122
Total time deposits	$360,653

NOTE 11.    Employee and Director Benefit Plans

The Company has a noncontributory employee stock ownership plan (“ESOP”) and an employee savings plan covering substantially all employees. During 2004, 2003, and 2002, the Company contributed approximately $580,000, $541,000, and $468,000, to the ESOP and $226,000, $193,000, and $173,000 to the employee savings plan.

Under provisions of the ESOP, the Company can make discretionary contributions to be allocated based on eligible individual annual compensation, as approved by the Board of Directors. Contributions to the ESOP are recognized as compensation expense. For the years ended December 31, 2004, 2003, and 2002, the ESOP owned 213,607, 206,980, and 206,100 shares of the Company’s stock. ESOP shares are included in the weighted average number of shares outstanding for earnings per share computations.

The employee savings plan allowed participating employees to contribute up to $13,000 each in 2004. The Company matched 25% of the employees’ elective contribution, as defined, not to exceed 10% of eligible annual compensation.

The Company maintains a non-qualified salary continuation plan for certain senior executive officers of the Company and the Bank. Under the plan, the Company has agreed to pay these executives retirement benefits for a ten to fifteen year period after their retirement so long as they meet certain length of service vesting requirements. The plan is informally linked to several single premium universal life insurance policies that provide life insurance on certain senior executive officers with the Company named as the owner and beneficiary of these policies. The Bank has a Rabbi trust and specific life insurance contracts have been irrevocably assigned to the trust in support of the salary continuation plans. Salary continuation expense totaled $484,000, $669,000, and $656,000, in 2004, 2003, and 2002. Total liabilities carried by the Company for salary continuation totaled $3,067,000, $2,499,000, and $1,925,000 in 2004, 2003, and 2002, respectively.

The Company also maintains a non-qualified Director Elective Income Deferral Agreement plan for members of the board of directors of the Company and the Bank. This plan was recently changed and is now call the “Director Elective Income Deferral Agreements”. Under the deferred compensation plan, members of the board of directors have the ability to defer compensation they receive as directors until a future date elected by the director. The director then also elects either to be paid in a lump sum or annuity starting at the date elected by the director. The plan is informally linked to several single premium universal life insurance policies that provide life insurance on certain directors with the Company named as the owner and beneficiary of these policies. The Bank has a Rabbi trust and life insurance contracts have been irrevocably assigned to the trust in support of the deferred compensation plans. Deferred compensation expense totaled $97,000, $64,000, and $59,000 in 2004, 2003, and 2002. Total liabilities carried by the Company for Director Elective Income Deferral totaled $543,000, $446,000, and $387,000 in 2004, 2003, and 2002, respectively.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12.    Stock Option Plan

In 1992, shareholders approved the adoption of an incentive stock option plan for bank management and a non-statutory stock option plan for directors. In 2002, shareholders approved the adoption of a new incentive stock option plan for bank management and a new non-statutory stock option plan for directors. The maximum number of shares issuable under the plans was 126,000 and was amended by the shareholders in 1995 and 2001 to 450,000 and 675,000 options available for grant. Options are available for grant under the plans at prices that approximate fair market value of the stock at the date of grant. Options granted under both plans become exercisable 25% at the time of grant and 25% each year thereafter and expire 10 years from the date of grant.

A summary of the status of the Company’s stock options as of and for the years ended December 31, 2004, 2003, and 2002 and changes during the years ended on those dates, follows:

		2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	388,877	$14.67	378,785	$11.73	434,915	$8.84
Granted	106,500	38.82	79,825	26.40	89,531	16.93
Exercised	(116,075)	12.69	(63,421)	11.73	(119,898)	5.46
Forfeited	(5,938)	25.20	(6,312)	16.42	(25,763)	10.15
Outstanding at end of year	373,364	$22.00	388,877	$14.67	378,785	$11.73
Options exercisable at end of year	239,269	$16.17	269,886	$11.94	251,206	$10.55

The following table summarizes information about options outstanding at December 31, 2004:

Options Outstanding				Options exercisable
Range of exercise prices	Number of shares outstanding	Weighted remaining contractual life		Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 6–15	178,812	5.40	Years	$10.98	170,412	$10.81
15–24	57,227	7.85		20.98	29,907	20.69
24–33	21,950	8.51		28.42	8,450	29.18
33–42	106,375	9.08		37.71	28,250	37.48
42–49	9,000	9.84		46.25	2,250	46.25
$ 6–49	373,364	7.11	Years	$22.00	239,269	$16.17

The number of shares and exercise price per share has been adjusted for stock dividends and stock splits. See footnote 1 for additional information related to total compensation and effects on net income.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13.    Fair Value of Financial Instruments

The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

Financial Assets:

Cash and cash equivalents:  For these assets, the carrying amount is a reasonable estimate for fair value.

Investments:  Fair values for available for sale and held to maturity investment securities are based on quoted market prices where available. If quoted market prices were not available, fair values were based upon quoted market prices of comparable instruments.

Net loans:  The fair value of loans is estimated by utilizing discounted future cash flow calculations using the interest rates currently being offered for similar loans to borrowers with similar credit risks and for the remaining or estimated maturities considering prepayments. The carrying value of loans is net of the allowance for loan losses and unearned loan fees.

Bank Owned Life Insurance:  The carrying amount of this asset is a reasonable estimate of fair value.

Interest Receivable:  The carrying amount of this asset is a reasonable estimate of fair value.

Financial Liabilities:

Deposits:  The fair values disclosed for deposits generally paid upon demand (i.e. noninterest-bearing and interest-bearing demand) savings and money market accounts are considered equal to their respective carrying amounts as reported on the consolidated balance sheets. The fair value of fixed rate certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings:  For these instruments, the fair value is estimated using rates currently available for similar loans with similar credit risk and for the remaining maturities.

Commitments to extend credit and standby letters of credit:  The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rate. The fair value of letters of credit is based on fees currently charged for similar arrangements or on the estimated cost to terminate them or otherwise settle the obligation with the counter parties at the recording date.

Fair values for financial instruments are management’s estimates of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary considerably from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including, any deferred tax assets and premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of these estimates.

CAPITAL CORP OF THE WEST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands)
2004	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$40,454	$40,454
Federal funds sold	17,365	17,365
Time deposits at other financial institutions	3,350	3,350
Available for sale investment securities	269,189	269,189
Held to maturity investment securities	166,987	168,265
Interest receivable	5,979	5,979
Bank owned life insurance	28,362	28,362
Net loans	870,809	870,124

Financial liabilities
Noninterest-bearing demand	262,315	262,315
Negotiable orders of withdrawal	170,870	170,870
Savings	360,319	360,319
Time deposits	360,653	360,653
Borrowings	164,119	164,995
Subordinated debentures	16,496	19,690

	Contract Amount
Off-balance sheet:
Loan commitments	$393,039	$2,948
Standby letters of credit	13,875	1,388

(Dollars in thousands)
2003	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$44,292	$44,292
Federal funds sold	1,190	1,190
Time deposits at other financial institutions	350	350
Available for sale investment securities	275,403	275,403
Held to maturity investment securities	96,612	97,295
Interest receivable	6,045	6,045
Bank owned life insurance	24,138	24,138
Net loans	750,989	751,128
Fair value of interest rate swap	418	418

Financial liabilities
Noninterest-bearing demand	206,709	206,709
Negotiable orders of withdrawal	136,975	136,975
Savings	330,023	330,023
Time deposits	355,101	357,016
Borrowings	92,817	96,723
Subordinated debentures	$16,496	$17,760

	Contract Amount
Off-balance sheet:
Loan commitments	$348,282	$2,612
Standby letters of credit	7,380	738
Borrowed funds commitment	20,000	0

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14.    Parent Company Only Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed balance sheets of the Company as of December 31, 2004 and 2003 and the condensed statements of income and cash flows for the years ended December 31, 2004, 2003, and 2002:

Condensed balance sheets

	December 31,
(Dollars in thousands)	2004	2003
Assets
Cash and short-term investments	$10,397	$8,836
Investment in County Bank	107,023	94,297
Investment in Regency Investment Advisors	—	609
Net premises and equipment	765	796
Other assets	3,695	2,858
Total assets	$121,880	$107,396
Liabilities and shareholders’ equity
Liabilities
Subordinated debentures	$16,496	$16,496
Capitalized lease	724	1,086
Other liabilities	1,179	329
Total liabilities	18,399	$17,911
Total shareholders’ equity	103,481	89,485
Total liabilities and shareholders’ equity	$121,880	$107,396

Condensed statements of income

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Income
Interest	$107	$10	$31
Lease income	—	—	45
Management fees from subsidiaries	12,337	8,717	6,556
Other noninterest income	109	45	19
Total income	12,553	8,772	6,651
Expenses
Interest on borrowings	1,088	648	631
Capitalized lease interest	72	83	45
Salaries and related benefits	5,506	4,701	3,928
Other noninterest expense	6,704	4,091	2,902
Total other expenses	13,370	9,523	7,506
Loss before income taxes and equity in undistributed earnings of subsidiaries	(817)	(751)	(855)
Income tax benefit	290	290	333
Equity in undistributed income of subsidiaries	12,850	14,101	10,950
Net income	$12,323	$13,640	$10,428

CAPITAL CORP OF THE WEST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed statements of cashflows

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Operating activities:
Net income	$12,323	$13,640	$10,428
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of fixed assets	344	337	416
Equity in undistributed earnings of subsidiaries	(12,850)	(14,101)	(10,950)
Increase in other assets	(793)	(704)	(602)
Increase (decrease) in other liabilities	850	(419)	(218)
Net cash used in operating activities	(126)	(1,247)	(926)

Investing activities:
Capital contribution to subsidiary bank	—	(2,184)	—
Sale (purchase) of subsidiary plus additional capital contributions	609	—	(645)
Purchase of premises and equipment	(313)	(263)	(609)
Net cash provided by (used in) investing activities	296	(2,447)	(1,254)

Financing activities:
Issuance of Junior Subordinated Debentures	—	10,310	—
Net (decrease) increase in other borrowings and capitalized lease	(362)	765	(322)
Issuance of common stock related to exercise of stock options and employee benefit plans	2,911	969	1,204
Cash dividends and fractional shares	(1,158)	(16)	(12)
Net cash provided by financing activities	1,391	12,028	870
Increase (decrease) in cash and cash equivalents	1,561	8,334	(1,310)
Cash and cash equivalents at beginning of year	8,836	502	1,812
Cash and cash equivalents at end of year	$10,397	$8,836	$502

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15.    Quarterly Results of Operations (Unaudited)

	2004 Quarter Ended
(Dollars in thousands)	Dec 31	Sept 30	June 30	Mar 31
Interest income	$18,784	$17,587	$17,294	$16,906
Interest expense	4,586	4,256	4,136	4,119
Net interest income	14,198	13,331	13,158	12,787
Provision for loan losses	670	760	621	620
Other income	(1,245)	2,619	2,591	2,440
Other expenses	9,856	9,165	9,388	9,326
Income before income taxes	2,427	6,025	5,740	5,281
Income taxes	1,611	2,042	1,860	1,637
Net income	816	3,983	3,880	3,644
Basic earnings per share (1)	$0.14	$0.69	$0.68	$0.64
Diluted earnings per share (1)	$0.14	$0.67	$0.66	$0.62

	2003 Quarter Ended
(Dollars in thousands)	Dec 31	Sept 30	June 30	Mar 31
Interest income	$16,217	$16,052	$15,501	$14,643
Interest expense	3,926	4,142	4,173	4,012
Net interest income	12,291	11,910	11,328	10,631
Provision for loan losses	551	751	482	671
Other income	2,896	2,549	2,401	2,331
Other expenses	9,191	8,996	8,838	8,360
Income before income taxes	5,445	4,712	4,409	3,931
Income taxes	1,855	1,084	1,014	904
Net income	$3,590	$3,628	$3,395	$3,027
Basic earnings per share (1)	$0.64	$0.65	$0.61	$0.54
Diluted earnings per share (1)	$0.61	$0.62	$0.59	$0.52

(1)	Basic and diluted earnings per share calculations are based upon the weighted average number of shares outstanding during each period. Full year weighted average shares differ from quarterly weighted average shares and, therefore, annual earnings per share may not equal the sum of the quarters.

During the fourth quarter of 2004, the Company recorded two separate adjustments to earnings. The first was an other-than-temporary impairment charge $3,709,000 related to unrealized losses on three agency preferred stocks. The second was a charge to income tax expense of $1,229,000 related to the write-off of tax benefits derived from the utilization of consent dividends declared by the Bank’s REIT. See Note 2 and Note 8 for additional disclosure information related to these two charges.