Form 10-Q
period 2005-03-31
CAPITAL CORP OF THE WEST
filed 2005-05-10
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of April 8, 2005 was 10,469,388.

Capital Corp of the West
Table of Contents

PART I. -- FINANCIAL INFORMATION

Capital Corp of the West
Consolidated Balance Sheets
(Unaudited)

	(Unaudited) March 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$38,627	$40,454
Federal funds sold	4,295	17,365
Time deposits at other financial institutions	350	3,350
Investment securities available for sale, at fair value	290,374	269,189
Investment securities held to maturity at cost, fair value of $177,122 and $168,265 at March 31, 2005 and December 31, 2004	179,714	166,987
Loans, net of allowance for loan losses of $13,358 and $13,605 at March 31, 2005 and December 31, 2004	909,019	871,488
Interest receivable	6,398	5,979
Premises and equipment, net	23,933	22,426
Goodwill	1,405	1,405
Other intangibles	58	69
Cash value of life insurance	28,012	28,362
Investment in housing tax credit limited partnerships	8,507	8,623
Other assets	14,690	12,750

Total assets	$1,505,382	$1,448,447

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$261,942	$262,315
Negotiable orders of withdrawal	185,647	170,870
Savings	362,166	360,319
Time, under $100,000	198,497	193,913
Time, $100,000 and over	177,069	166,740
Total deposits	1,185,321	1,154,157

Borrowed funds	185,371	164,119
Junior subordinated debentures	16,496	16,496
Accrued interest, taxes and other liabilities	11,323	10,194
Total liabilities	1,398,511	1,344,966

Preferred stock, no par value; 10,000,000 shares authorized; None outstanding	-	-
Common stock, no par value; 54,000,000 shares authorized; 10,469,389 and 10,429,754 issued & outstanding at March 31, 2005 and December 31, 2004	57,502	57,139
Retained earnings	50,677	45,981
Accumulated other comprehensive (loss) income	(1,308)	361

Total shareholders’ equity	106,871	103,481

Total liabilities and shareholders’ equity	$1,505,382	$1,448,447

See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the three months
	ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Interest income:
Interest and fees on loans	$15,489	$13,148
Interest on deposits with other financial institutions	12	2
Interest on investments held to maturity:
Taxable	1,109	601
Non-taxable	740	480
Interest on investments available for sale:
Taxable	2,617	2,653
Non-taxable	11	11
Interest on federal funds sold	35	11
Total interest income	20,013	16,906

Interest expense:
Interest on negotiable orders of withdrawal	20	15
Interest on savings deposits	1,005	765
Interest on time deposits, under $100	1,121	1,083
Interest on time deposits, $100 and over	1,273	927
Interest on Subordinated Debentures	295	264
Interest on other borrowings	1,359	1,065
Total interest expense	5,073	4,119

Net interest income	14,940	12,787
Provision for loan losses	220	615
Net interest income after provision for loan losses	14,720	12,172

Noninterest income:
Service charges on deposit accounts	1,367	1,434
Increase in cash surrender value of life insurance policies	261	234
Other	1,041	772
Total noninterest income	2,669	2,440

Noninterest expenses:
Salaries and related benefits	5,553	5,056
Premises and occupancy	985	779
Equipment	858	826
Professional fees	562	370
Supplies	264	222
Marketing	295	348
Intangible amortization	11	167
Other	1,780	1,563
Total noninterest expenses	10,308	9,331

Income before provision for income taxes	7,081	5,281
Provision for income taxes	2,093	1,637
Net income	$4,988	$3,644
Comprehensive income:
Unrealized (loss) gain on securities arising during the period	(1,669)	1,045
Comprehensive income	$3,319	$4,689
Basic earnings per share	$0.48	$0.36
Diluted earnings per share	$0.46	$0.34

See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

				Accumulated
	Common Stock			other
(Amounts in thousands)	Number of shares	Amounts	Retained earnings	comprehensive income	Total

Balance, December 31, 2004	10,430	$57,139	$45,981	$361	$103,481

Exercise of stock options, Including tax effect of $80	39	363	-	-	363

Issuance of shares pursuant to 401K and ESOP plans	-	-	-	-	-

Net change in fair market value of investment securities, net of tax benefit of $1,097	-	-	-	$(1,669)	$(1,669)

Cash dividends	-	-	$(292)	-	$(292)

Net income	-	-	$4,988	-	$4,988

Balance, March 31, 2005	10,469	$57,502	$50,677	$(1,308)	$106,871

See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three months ended March 31, 2005	Three months ended March 31, 2004
Operating activities:
Net income	$4,988	$3,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	220	615
Depreciation, amortization and accretion, net	1,625	1,659
Increase in cash surrender value of life insurance policies	(261)	(216)
Death benefit income from bank owned life insurance	539	-
Net increase in interest receivable & other assets	(1,075)	(305)
Net increase (decrease) in accrued interest payable & other liabilities	1,129	(1,941)
Net cash provided by operating activities	7,165	3,456

Investing activities:
Investment securities purchases - available for sale securities	(42,402)	(19,270)
Investment securities purchases - held to maturity securities	(16,380)	(8,325)
Proceeds from maturities of available for sale investment securities	17,990	8,839
Proceeds from maturities of held to maturity investment securities	3,654	2,746
Net decrease in time deposits in other financial institutions	3,000	-
Proceeds from sales of available for sale securities	-	5,577
Proceeds from sales of loans	134	1,205
Net increase in loans	(38,461)	(26,260)
Purchases of premises and equipment	(2,084)	(1,173)
Net cash used in investing activities	(74,549)	(36,661)

Financing activities:
Net increase in demand, NOW and savings deposits	16,251	4,800
Net increase in certificates of deposit	14,913	5,148
Net proceeds from other borrowings	21,252	20,531
Payment of cash dividends	(292)	(286)
Issuance of shares pursuant to 401K and ESOP plans	-	160
Exercise of stock options	363	346
Net cash provided by financing activities	52,487	30,699

Net decrease in cash and cash equivalents	(14,897)	(2,506)

Cash and cash equivalents at beginning of period	57,819	45,482
Cash and cash equivalents at end of period	$42,922	$42,976

Cash paid during the quarter:
Interest paid	$4,867	$3,703
Income tax payments	-	5,761
Supplemental disclosure of noncash investing and financing activities:
Investment securities unrealized (losses) gains and swaps, net of tax	$(1,669)	$1,045

See accompanying notes to consolidated financial statements

Capital Corp of the West
Notes to Consolidated Financial Statements
March 31, 2005 and December 31, 2004
(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”). During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company’s securities consist of 54,000,000 shares of common stock, no par value, and 10,000,000 shares of authorized preferred stock. As of April 8, 2005 there were 10,469,388 common shares outstanding, held of record by approximately 1,700 shareholders. There were no preferred shares outstanding. The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID"), County Asset Advisors ("CAA"), and County Investment Trust (“REIT”). CAA is currently inactive. The Company also has two unconsolidated trusts, County Statutory Trust and County Statutory Trust II (the “Trusts”). In the second quarter of 2002, the Company purchased Regency Investment Advisors, Inc (“RIA”). RIA was sold in October 2004. The Company has one wholly owned subsidiary, Capital West Group, Inc. (“CWG”). CWG is currently inactive. All references herein to the "Company" include the Company, the Company’s subsidiaries, the Bank and the Bank's subsidiaries, unless the context otherwise requires.

GENERAL - BANK

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations on December 22, 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank’s securities consist of one class of Common Stock, no par value which is wholly owned by the Company. The Bank’s deposits are insured under the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits stated therein. Like most state-chartered banks of its size in California, it is not a member of the Federal Reserve System.

INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus and Tuolomne counties. The Bank has twenty full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Dos Palos, Hilmar, Livingston, Los Banos, Madera, Mariposa, San Francisco, Sonora, Stockton, two offices in Modesto, four in Fresno and two offices in Turlock. The Bank’s administrative headquarters also provides accommodations for the activities of MAID, the Bank's wholly owned real estate subsidiary.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at March 31, 2005 and December 31, 2004 and the results of operations for the three month periods ended March 31, 2005 and 2004, and the statements of cash flows for the three months ended March 31, 2005 and 2004 have been included. The interim results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report for the year ended December 31, 2004.

The accompanying unaudited financial statements have been prepared on a basis consistent with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Earnings per share data is adjusted for the effect of the nine for five stock split announced on March 29, 2005 with a distribution date of April 29, 2005.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ended March 31, 2005 and 2004:

	For The Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2005	2004

Basic EPS computation:
Net income	$4,988	$3,644
Average common shares outstanding	10,454	10,212
Basic EPS	$0.48	$0.36

Diluted EPS Computations:
Net income	$4,988	$3,644
Average common shares outstanding	10,454	10,212
Effect of stock options	337	423
	10,791	10,635
Diluted EPS	$0.46	$0.34

INTANGIBLE ASSETS

The Company has intangible assets consisting of core deposit premiums and goodwill. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to goodwill have not been amortized after December 31, 2001 but are reviewed periodically for potential impairment. During the first quarter of 2005, management determined there had been no impairment of goodwill. As of March 31, 2005 and December 31, 2004, the Company had unamortized core deposit premiums of $58,000 and $69,000, respectively. Amortization of core deposit premiums and other intangibles was $11,000 and $167,000 during the first quarter of 2005 and 2004, respectively. Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and the purchase of three branches from Bank of America in December, 1997, respectively.

BORROWED FUNDS

During the first quarter of 2005, the Bank increased its short term borrowings. The borrowings were obtained from the Federal Home Loan Bank, Pacific Coast Banker Bank, and Fed Funds purchased. The increase in short term borrowings totaled $21,252,000 between December 31, 2004 and March 31, 2005.

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

Had compensation cost for the Company’s option plans been determined in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	Three months ended March 31,
(dollars in thousands except per share amounts)	2005	2004
Net income:
As reported	$4,988	$3,644
Pro forma	$4,578	$3,279

Basic earnings per share:
As reported	$0.48	$0.36
Pro forma	$0.44	$0.32

Diluted earnings per share:
As reported	$0.46	$0.34
Pro forma	$0.42	$0.31

Stock-based employee compensation cost, net of related tax effects, included in net income:
As reported	$-	$-
Pro forma	$410	$365

Compensation expense that would have been reported for the quarter ended March 31, 2005 for stock options was $490,000, compared to $422,000 for the same quarter in March 31, 2004.

RECLASSIFICATIONS

Certain amounts previously reported in the 2004 financial statements have been reclassified to conform to the 2005 presentation. Additionally, in the first quarter of 2005, the Company reclassified the reserve for unfunded commitments from the allowance for losses to other liabilities, and reclassified the provision for unfunded commitments from the provision for loan losses to other noninterest expense. These reclassifications did not affect previously reported net income of total shareholders’ equity. Share and per share data for all periods have been adjusted to reflect the nine-for-five stock split which was effective on April 29, 2005 to shareholders of record on April 8, 2005.

Recent Accounting Pronouncements

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

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securites Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although we anticipate that the implementation of SOP 03-3 may require loan system and operational changes to track credit related losses on loans purchased starting in 2005, we do not expect these changes to have a significant effect on the consolidated financial statements.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In April, 2005, the SEC delayed the required adoption date for this standard. The Company will adopt SFAS No 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations. The impact on the first quarter of 2004 and 2005 is discussed in the “Other Financial Notes” section of this report. SEC Staff Accounting Bulletin No. 107, Share-Based Payment SAB 107 provides guidance that will assist issuers in their initial implementation of FASB Statement No. 123 (revised 2004), Share-Based Payment. The SEC staff expressed its views regarding the interaction between Statement 123(R) and certain SEC rules and regulations. SAB 107 also provides the staff’s views on the valuation of share-based payment arrangements for public companies.

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects”, “anticipates”, ”believes”, “estimates”, “intends,” “plans,” “assumes,” “projects,” “predicts,” “forecasts,” and variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

Readers of the Company’s Form 10-Q should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2004 Annual Report on Form 10-K filed on or about March 15, 2005. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; or sell or buy participations of loans; the quality and adequacy of management of our borrowers; industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company, civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type, outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency changes in laws and regulations, recently issued accounting pronouncements, government policies, regulations, and their enforcement (including Bank Secrecy Act-related matters, taxing statutes and regulations); restrictions on dividends that our subsidiaries are allowed to pay to us; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and management’s ability to manage these and other risks. For additional information relating to the risks of the Company's business see "Risk Factors" in the Company's Annual Report on Form 10-K.

Critical accounting policies and estimates

The Company discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, valuation of deferred income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. (See caption “Allowance for Loan Losses” for a more detailed discussion).

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

Results Of Operations

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

OVERVIEW

For the three months ended March 31, 2005 the Company reported record net income of $4,988,000. This compares to $3,644,000 for the same period in 2004 and represents an increase of $1,344,000 or 37%. Basic and fully diluted earnings per share were $0.48 and $0.46 for the three months ended March 31, 2005. This compares to basic and fully diluted earnings per share of $0.36 and $0.34 for the three months ended March 31, 2004 and represents an increase of $0.12 per share for basic and fully diluted earnings per share. The basic and fully diluted earnings per share are reflective of the nine for five stock split that was announced in March, 2005, with a distribution date of April 29, 2005. The annualized return on average assets was 1.37% and 1.17% for the first three months of 2005 and 2004. The Company's annualized return on average equity was 18.85% and 15.83% for the three months ended March 31, 2005 and 2004.

NET INTEREST INCOME

The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. Net interest income for the three months ended March 31, 2005 totaled $14,940,000 and represented an increase of $2,153,000 or 17% when compared to the $12,787,000 achieved during the three months ended March 31, 2004.

Total interest and fees on earning assets were $20,013,000 for the three months ended March 31, 2005, an increase of $3,107,000 or 18% from the $16,906,000 for the same period in 2004. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in total interest income for the three months ended March 31, 2005 was primarily the result of an increase in volume of interest-earning assets. Average interest-earning assets for the three months ended March 31, 2005 were $1,345,801,000 compared with $1,150,109,000 for the three months ended March 31, 2004, an increase of $195,692,000 or 17%. Average interest rates earned on interest-earning assets were 6.12% for the three months ended March 31, 2005 compared with 5.96% for the same three months of 2004, an increase of 16 basis points or 3%. The modest increase in interest rates earned in the first quarter of 2005 compared to the same period in 2004 was primarily the result of an increase in market interest rates during this time period.

Interest expense is a function of the volume and rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $5,073,000 for the three months ended March 31, 2005, compared with $4,119,000 for the three months ended March 31, 2004, an increase of $954,000 or 23%. This increase was primarily the result of an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities were $1,082,650,000 for the three months ended March 31, 2005 compared with $952,111,000 for the same three months in 2004, an increase of $130,539,000 or 14%. Average interest rates paid on interest-bearing liabilities were 1.90% for the three months ending March 31, 2005 compared with 1.74% for the same three months of 2004, an increase of 16 basis points or 9%. The increase was primarily the result of increased market interest rates and the corresponding repricing of maturing, lower yielding liabilities during the period.

The increase in interest-earning assets and interest-bearing liabilities was primarily the result of increased market penetration within our target markets which has been accomplished by increasing the utilization of existing facilities and the addition of branches in Fresno, California.

The Company's taxable equivalent net interest margin, the ratio of net interest income to average interest-earning assets, was 4.59% for the three months ended March 31, 2005 compared with 4.53% for the same period in 2004. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's increase in net interest margin in 2005 was primarily attributable to a gain of 21 basis points in the loan portfolio yield and an increase of 142 basis point in federal funds sold through March 31, 2005 as compared to the same time period in 2004. Loans as a percentage of average interest-earning assets decreased slightly to 66% for the three months ended March 31, 2005 compared with 67% for the three months ended March 31, 2004.

AVERAGE BALANCES AND RATES EARNED AND PAID

The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended			Three months ended
	March 31, 2005			March 31, 2004
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$5,747	$35	2.47%	$4,216	$11	1.05%
Time deposits at other financial institutions	1,883	12	2.58	350	2	2.29
Taxable investment securities (1)	368,717	3,763	4.14	325,790	3,285	4.04
Nontaxable investment securities (1)	78,391	996	5.15	48,755	651	5.36
Loans, gross: (2)	891,063	15,489	7.05	770,998	13,148	6.84
Total interest-earning assets	1,345,801	$20,295	6.12	1,150,109	17,097	5.96
Allowance for loan losses	(13,519)			(13,472)
Cash and due from banks	40,285			39,317
Premises and equipment, net	23,097			16,866
Interest receivable and other assets	56,518			48,088
Total assets	$1,452,182			$1,240,908

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$166,451	$20	0.05	$134,678	$15	0.04
Savings deposits	361,335	1,005	1.13	340,444	765	0.90
Time deposits	373,929	2,394	2.60	361,653	2,010	2.23
Other borrowings	164,439	1,359	3.35	98,840	1,065	4.32
Subordinated Debentures	16,496	295	7.25	16,496	264	6.42
Total interest-bearing liabilities	1,082,650	5,073	1.90	952,111	4,119	1.74

Noninterest-bearing deposits	253,277			190,585
Accrued interest, taxes and other liabilities	10,401			6,110
Total liabilities	1,346,328			1,148,806

Total shareholders' equity	105,854			92,102
Total liabilities and shareholders' equity	$1,452,182			$1,240,908

Net interest income and margin (3)		$15,222	4.59%		$12,978	4.53%

(1)
Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $245,000 and $160,000 for the three months ended March 31, 2005 and 2004. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $37,000 and $31,000 for the three months ended March 31, 2005 and 2004.

(2)	Amounts of interest earned included loan fees of $645,000 and $511,000 and loan costs of $70,000 and $102,000 for the three months ended March 31, 2005 and 2004, respectively.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

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

Net Interest Income Variance Analysis:

	Three months ended
	March 31, 2005 compared to March 31, 2004
(Dollar in thousands)	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold	$5	$19	$24
Time deposits at other financial institutions	10	-	10
Taxable investment securities	406	72	478
Tax-exempt investment securities	371	(26)	345
Loans	1,956	385	2,341
Total:	$2,748	$450	$3,198

Increase (decrease) in interest expense:
Interest bearing demand	$4	$1	$5
Savings deposits	47	193	240
Time deposits	66	318	384
Other borrowings	578	(284)	294
Subordinated Debentures	-	31	31
Total:	$695	$259	$954

Increase (decrease) in net interest income	$2,053	$191	$2,244

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 2005 was $220,000 compared with $615,000 for the three months ended March 31, 2004, a decrease of $395,000 or 64%. See "Allowance for Loan Losses" contained herein. As of March 31, 2005 the allowance for loan losses was $13,358,000 or 1.45% of total loans compared to $13,605,000 or 1.54% of total loans as of December 31, 2004. At March 31, 2005, nonperforming assets totaled $3,145,000 or 0.21% of total assets, nonperforming loans totaled $3,085,000 or 0.33% of total loans and the allowance for loan losses totaled 433% of nonperforming loans. At December 31, 2004, nonperforming assets totaled $4,454,000 or 0.30% of total assets, nonperforming loans totaled $4,394,000 or 0.50% of total loans and the allowance for loan losses totaled 310% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

NONINTEREST INCOME

Noninterest income increased by $229,000 or 9% to $2,669,000 for the three months ended March 31, 2005 compared with $2,440,000 in the same period during 2004. Service charges on deposit accounts decreased by $67,000 or 4.7% to $1,367,000 for the three months ended March 31, 2005 compared with $1,434,000 for the same period in 2004. The decrease was primarily the result of growth obtained from existing customers in 2005 that resulted in larger balances per customer and a relatively smaller number of fee paying deposit customers. Also, the larger account balances reduced fees paid by deposit customers, especially commercial accounts that utilize account analysis to determine customer fees charged. Other noninterest income increased by $272,000 or 35% for the three month period ended March 31, 2005 when compared to the same period in 2004. The primary reason for the increased other income was the receipt of $539,000 in death benefit proceeds received from a bank owned life insurance policy on a retired executive manager during the first quarter of 2005.

NONINTEREST EXPENSE

Noninterest expenses increased by $977,000 or 10% to $10,308,000 for the three months ended March 31, 2005 compared with $9,331,000 for the same period in 2004. The primary components of noninterest expenses were salaries and employee benefits, premises and occupancy expenses, equipment expenses, professional fees, supplies expenses, marketing expenses, intangible amortization and other operating expenses.

For the three months ended March 31, 2005, salaries and related benefits increased by $497,000 or 10% to $5,553,000 from the $5,056,000 recorded for the same period in 2004. The increase was primarily the result of normal salary progression and increased support staff used in operations and regulatory compliance support functions. Premises and occupancy expense increased by $206,000 or 26% to $985,000 for the three months ending March 31, 2005 from $779,000 during the same period in 2004. The primary reason for the increase in 2005 was related to the addition of a new customer support center in late 2004. Equipment expenses increased by $32,000 or 4% to $858,000 during the three months ended March 31, 2005 from the $826,000 experienced during the same period in 2004. The additional equipment expenses were primarily the result of branch and department equipment upgrades. When comparing the results of the three months ended March 31, 2005 to the three months ended March 31, 2004, professional fees increased by $192,000 or 52%, marketing expenses decreased by $53,000 or 15%, supplies expenses increased by $42,000 or 19%, intangible amortization expenses decreased by $156,000, and other expenses increased $217,000 or 14% from 2004 levels. Increased professional fees in 2005 were attributable to the costs associated with the Sarbanes Oxley Act and Bank Secrecy Act (“BSA”) compliance efforts. The decrease in marketing expenses was primarily the result of decreased advertising expenses. The increase in supplies expenses was related to increased administrative supplies for the customer support center. The decrease in intangible amortization expense was related to the complete amortization of the premium paid on branch deposits purchased from Bank of America in December 1997. The increased other expenses were primarily the result of increased correspondent bank charges caused by increased transaction volumes and an increase of $72,000 in management and Board of Director training and meeting expenses.

PROVISION FOR INCOME TAXES

The Company recorded an increase of $456,000 or 28% in the income tax provision to $2,093,000 for the three months ended March 31, 2005 compared to the $1,637,000 recorded for the same period in 2004. During the first quarter of 2005 and 2004, the Company achieved an effective tax rate of 30% and 31%, respectively. The effective tax rate for the first quarter of 2005 was lower than the rate recorded during the same period in 2004 primarily due to the receipt of $539,000 in nontaxable bank owned life insurance death benefits during the quarter. Excluding the bank owned life insurance death benefits, the income tax rate for the first quarter of 2005 would have been 32%, an increase of 1% over the 31% realized in the first quarter of 2004. This increase in the year over year income tax rate is due to the increased level of fully taxable income generated in 2005.

Financial Condition

Total assets at March 31, 2005 were $1,505,382,000, an increase of $56,935,000 or 4% compared with total assets of $1,448,447,000 at December 31, 2004. Net loans were $909,019,000 at March 31, 2005, an increase of $37,531,000 or 4% compared with net loans of $871,488,000 at December 31, 2004. Deposits were $1,185,321,000 at March 31, 2005, an increase of $31,164,000 or 3% compared with deposits of $1,154,157,000 at December 31, 2004. The increase in total assets of the Company between December 31, 2004 and March 31, 2005 was primarily funded by an increase in borrowings and deposits. Cash inflows generated from the increased deposits and borrowings were primarily used to fund growth in the loan and investment portfolios.

Total shareholders' equity was $106,871,000 at March 31, 2005, an increase of $3,390,000 or 3% from the $103,481,000 at December 31, 2004. The growth in shareholders’ equity between December 31, 2004 and March 31, 2005 was primarily achieved through the retention of accumulated earnings.

 OFF-BALANCE SHEET COMMITMENTS

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2005	2004

Letters of credit	$12,676	$13,875
Commitments to extend credit	378,756	393,039
Total	$391,432	$406,914

In 2005, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. The reclassifications had no effect on the income before provision for income taxes as reported. The reclassified allowance for loan losses for the three months ended March 31, 2005 and 2004, and for the year ended December 31, 2004, is presented on page 22 and the reserve for unfunded commitments is presented on page 24.

CASH VALUE OF LIFE INSURANCE

The Bank maintains certain cash surrender value life insurance policies to help offset some of the cost of employee benefit programs. They are also associated with a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. These plans are informally linked with universal life insurance policies maintained by the Bank. Income from these policies is reflected in noninterest income. At March 31 2005, the Bank held $28,012,000 in cash surrender value life insurance, a decrease of $350,000 from the $28,362,000 maintained at December 31, 2004.

INVESTMENT IN HOUSING TAX CREDIT LIMITED PARTNERSHIPS

The Bank invests in housing tax credit limited partnerships to help meet the Bank’s Community Reinvestment Act low income housing investment requirements as well as to obtain federal and state income tax credits. These partnerships provide the funding for low-income housing projects that might not otherwise be created. The bank had a balance of $10,901,000 the quarter ended March 31, 2005 and the year ended December 31, 2004

INVESTMENT SECURITIES

At March 31, 2005 equity securities included $14.7 million of preferred stock issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indexes ranging from the one year LIBOR interest rate to the five year U.S. Treasury rate. These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par. At March 31, 2005, the unrealized gain on these securities totaled $199,000 compared to a $209,000 unrealized gain at December 31, 2004, after recording a $3,709,000 other than temporary impairment charge during the fourth quarter of 2004.

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

The following table summarizes nonperforming assets of the Company at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
(Dollars in thousands)

Nonaccrual loans	$2,948	$4,394
Accruing loans past due 90 days or more	137	-
Total nonperforming loans	3,085	4,394
Other real estate owned	60	60
Total nonperforming assets	$3,145	$4,454

Nonperforming loans to total loans	0.33%	0.50%
Nonperforming assets to total assets	0.21%	0.30%

Contractual accrued interest income on loans on nonaccrual status as of March 31, 2005 and 2004, that would have been recognized if the loans had been current in accordance with their original terms was approximately $44,000 and $61,000, respectively.

At March 31, 2005, nonperforming assets represented 0.21% of total assets, a decrease of 9 basis point when compared to the 0.30% at December 31, 2004. Nonperforming loans represented 0.33% of total loans at March 31, 2005, a decrease of 17 basis points compared to the 0.50% at December 31, 2004. Nonperforming loans that were secured by first deeds of trust on real property were $2,946,000 and $4,390,000 at March 31, 2005 and December 31, 2004. The decrease in nonperforming loans and nonperforming assets was primarily the result of the continuation of a strong real estate market that has allowed for successful workouts on a few struggling commercial real estate and agricultural properties. Other forms of collateral such as inventory and equipment secured a portion of the nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

At March 31, 2005 and December 31, 2004, the Company had $60,000 invested in one property that had been acquired through foreclosure. The property was carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company does not expect to sell its one remaining property within the next twelve month period due to the fact that the property is subject to a lifetime tenancy for the current occupant of the residence. During the first quarter of 2005, no new foreclosure properties were acquired or sold. No assurance can be given that the Company will sell the remaining property during 2005 or at any time or the amount for which the property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At March 31, 2005 and December 31, 2004, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at March 31, 2005 were $3,085,000 for which the Company made provisions to the allowance for loan losses of approximately $442,000.

Except for loans that are disclosed above, there were no assets as of March 31, 2005, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the three months ended March 31, 2005 and 2004, and for the year ended December 31, 2004.

	March 31		December 31
	2005	2004	2004
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$13,605	$12,524	$12,524
Provision for loan losses	220	615	2,731
Charge-offs:
Commercial and agricultural	565	249	1,860
Real estate - mortgage	-	-	-
Consumer	111	201	436
Total charge-offs	676	450	2,296
Recoveries
Commercial and agricultural	149	21	344
Real-Estate - mortgage	-	-	12
Consumer	60	121	290
Total recoveries	209	142	646
Net charge-offs	467	308	1,650
Balance at end of period	13,358	$12,831	$13,605

Loans outstanding at period-end	$922,377	$788,380	$885,093
Average loans outstanding	$891,063	$770,998	$813,050

Annualized net charge-offs to average loans	0.21%	0.16%	0.20%
Allowance for loan losses
To total loans	1.45%	1.63%	1.54%
To nonperforming loans	433.00%	395.77%	309.63%
To nonperforming assets	424.74%	388.58%	305.46%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded a provision for loan losses in the first three months of 2005 of $220,000 compared with $615,000 in the same period of 2004. The decrease was related to the overall improvement in graded loans in the first quarter of 2005 when compared to the same period in 2004. The Company's charge-offs, net of recoveries, were $467,000 for the three months ended March 31, 2005 compared with $308,000 for the same three months in 2004. The increase primarily occurred within the commercial and agricultural segment of the loan portfolio. The increased charge-offs in this segment were primarily attributable to problems specific to individual borrowers rather than market or industry concerns that apply to a broader customer base.

As of March 31, 2005, the allowance for loan losses was $13,358,000 or 1.45% of total loans outstanding, compared with $13,605,000 or 1.54% of total loans outstanding as of December 31, 2004 and $12,831,000 or 1.63% of total loans outstanding as of March 31, 2004.

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

RESERVE FOR UNFUNDED LENDING COMMITMENTS

The reserve for unfunded lending commitments at March 31, 2005 and 2004, and December 31, 2004, is presented below.

	March 31		December 31
	2005	2004	2004
	(Dollars in thousands)

Balance at the beginning of period	$679	$739	$739
Provision for credit losses	0	(5)	(60)
Balance at the end of period	$679	$734	$679

EXTERNAL FACTORS AFFECTING ASSET QUALITY

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

LIQUIDITY

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, time deposits at other financial institutions, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $333,646,000 and $330,358,000 on March 31, 2005 and December 31, 2004, respectively, and constituted 22% and 23% of total assets on both those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $360,596,000 at March 31, 2005 compared with $321,688,000 at December 31, 2004.

Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Bankers' Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $271,339,000 of which $181,346,000 was outstanding as of March 31, 2005 and $217,832,000 of which $155,326,000 was outstanding as of December 31, 2004. The increase in borrowings outstanding during the first quarter of 2004 produced an inflow of funds that were used to purchase additional investment securities. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

CAPITAL RESOURCES

Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $3,390,000 or 3% from December 31, 2004 to March 31, 2005. This increase was caused by the retention of accumulated earnings.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements. Management believes, as of March 31, 2005, that the Company and the Bank met all applicable capital requirements. The Company’s leverage capital ratio at March 31, 2005 was 8.45% as compared with 8.46% as of December 31, 2004. The Company’s total risk based capital ratio at March 31, 2005 was 11.44% as compared to 11.55% as of December 31, 2004.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of March 31, 2005 and were summarized as follows:

Dollars in thousands	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
Consolidated	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005
Total capital (to risk weighted assets)	$136,640	11.44%	$95,579	8.0%	$119,473	10.0%
Tier 1 capital (to risk weighted assets)	122,603	10.26	47,789	4.0	71,684	6.0
Leverage ratio*	122,603	8.45	58,029	4.0	72,536	5.0

The Bank:
As of March 31, 2005
Total capital (to risk weighted assets)	$124,308	10.44%	$95,256	8.0%	$119,070	10.0%
Tier 1 capital (to risk weighted assets)	110,271	9.26	47,628	4.0	71,442	6.0
Leverage ratio*	110,271	7.62	57,883	4.0	57,354	5.0

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

On October 26, 2004, the Bank entered into a written agreement (the Agreement) with the FRBSF relating to certain deficiencies identified by the FRB with respect to the Bank’s compliance with BSA and other applicable laws and regulations relating to anti-money laundering (“AML”). CCOW has filed a Form 8-K containing the Bank’s Agreement with the FRBSF with the SEC.

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

DEPOSITS

Deposits are the Company's primary source of funds. At March 31, 2005, the Company had a deposit mix of 30% in savings deposits, 32% in time deposits, 16% in interest-bearing checking accounts and 22% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At March 31, 2005, the Company had brokered deposits of $299,000.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)

Three months or less	$51,691	$77,105
Over three to six months	35,960	20,366
Over six to twelve months	33,048	38,086
Over twelve months	56,370	31,183
Total	$177,069	$166,740

Borrowed Funds

Borrowed funds increased by $21,252,000 or 13% to $185,371,000 at March 31, 2005 compared to the $164,119,000 outstanding at December 31, 2004. The increase in borrowed funds during the first quarter of 2005 was primarily due to the use of a leveraged investment strategy that uses additional FHLB borrowings to fund purchases of investment securities within the Bank’s investment portfolio.

Return on Equity and Assets

	Three months ended	Three months ended	Year ended
	March 31	March 31	December 31
	2005	2004	2004

Annualized return on average assets	1.39%	1.17%	0.94%
Annualized return on average equity	19.11%	15.83%	12.69%
Dividend payout ratio	5.86%	8.06%	9.00%
Average equity to average assets	7.29%	7.42%	7.41%

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

It is the opinion of management there has been no material change in the Company’s market risk during the first quarter of 2005 when compared to the level of market risk at December 31, 2004. If interest rates were to suddenly and materially fall from levels experienced during the first quarter of 2005, the Company could become susceptible to an increased level of market risk.

Item 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.

Based on the evaluation, the chief executive officer and chief financial officer concluded that as of the period covered by this report the disclosure controls and procedures were adequate and effective, and that the material information required to be included in this report, including information from the Company’s consolidated subsidiaries, was properly recorded, processed, summarized and reported, and was made known to the chief executive officer and chief financial officer by others within the Company in a timely manner, particularly during the period when this quarterly report on Form 10-Q was being prepared.

Changes In Internal Control over Financial Reporting

There was no change in our internal over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

The Company is a party to routine litigation in the ordinary course of its business. In the opinion of management, pending and threatened litigation is not likely to have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

In the opinion of management, there is no additional information relating to these periods being reported which warrants inclusion in the report.

Item 6. Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST
(Registrant)

Date: May 5, 2005	By	/s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: May 5, 2005	By	/s/ R. Dale McKinney
R. Dale McKinney
Chief Financial Officer

Exhibit Index

Exhibit	Description

3.1	Certificate of Amendment to Registrant’s Articles of Incorporation, dated March 29, 2005

3.2	Amended Articles of Incorporation of the Registrant, as in effect at April 8, 2005

31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350