Form 10-Q/A
period 2005-03-31
CAPITAL CORP OF THE WEST
filed 2005-05-10
CIK 1004740

FORM 10-Q/A
AMENDMENT # 1

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________

Commission File Number: 0-27384____________

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0405791 IRS Employer ID Number

550 West Main, Merced, CA 95340 (Address of principal executive offices)

Registrant’s telephone number, including area code:    (209) 725-2200

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