Form 10-Q
period 2005-08-05
CAPITAL CORP OF THE WEST
filed 2005-08-05
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2005
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	IRS Employer ID Number

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, no par value, as of June 30, 2005 was 10,490,566. No shares of preferred stock, no par value, were outstanding at June 30, 2005.

Capital Corp of the West

PART I. -- FINANCIAL INFORMATION

PART II. -- OTHER INFORMATION

Capital Corp of the West
Consolidated Balance Sheets
(Unaudited)

	(Unaudited) June 30, 2005	December 31, 2004
(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$47,186	$40,454
Federal funds sold	1,675	17,365
Time deposits at other financial institutions	350	3,350
Investment securities available for sale, at fair value	258,787	269,189
Investment securities held to maturity at cost, fair value of $184,634 and $168,265 at June 30, 2005 and December 31, 2004	183,194	166,987
Loans, net of allowance for loan losses of $13,404 and $13,605 at June 30, 2005 and December 31, 2004	969,561	871,488
Interest receivable	6,969	5,979
Premises and equipment, net	24,731	22,426
Goodwill	1,405	1,405
Other intangibles	46	69
Cash value of life insurance	28,215	28,362
Investment in housing tax credit limited partnerships	8,394	8,623
Other assets	13,936	12,750

Total assets	$1,544,449	$1,448,447

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$275,695	$262,315
Negotiable orders of withdrawal	169,443	170,870
Savings	358,213	360,319
Time, under $100,000	207,003	193,913
Time, $100,000 and over	216,095	166,740
Total deposits	1,226,449	1,154,157

Borrowed funds	174,764	164,119
Junior subordinated debentures	16,496	16,496
Accrued interest, taxes and other liabilities	13,409	10,194
Total liabilities	1,431,118	1,344,966

Preferred stock, no par value; 10,000,000 shares authorized; None outstanding	-	-
Common stock, no par value; 54,000,000 shares authorized; 10,490,566 and 10,429,754 issued & outstanding at June 30, 2005 and December 31, 2004	58,188	57,139
Retained earnings	55,269	45,981
Accumulated other comprehensive (loss) income	(126)	361

Total shareholders’ equity	113,331	103,481

Total liabilities and shareholders’ equity	$1,544,449	$1,448,447

See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$16,977	$13,591	$32,466	$26,739
Interest on deposits with other financial institutions	2	2	15	4
Interest on investments held to maturity:
Taxable	1,069	564	2,178	1,165
Non-taxable	852	512	1,592	992
Interest on investments available for sale:
Taxable	2,702	2,585	5,319	5,238
Non-taxable	11	10	22	21
Interest on federal funds sold	37	30	72	41
Total interest income	21,651	17,294	41,664	34,200

Interest expense:
Interest on negotiable orders of withdrawal	38	17	58	32
Interest on savings deposits	1,104	753	2,109	1,518
Interest on time deposits, under $100	1,396	1,052	2,670	2,135
Interest on time deposits, $100 and over	1,333	882	2,453	1,809
Interest on subordinated debentures	334	265	645	529
Interest on other borrowings	1,445	1,167	2,788	2,232
Total interest expense	5,650	4,136	10,723	8,255

Net interest income	16,001	13,158	30,941	25,945
Provision for loan losses	101	689	321	1,304
Net interest income after provision for loan losses	15,900	12,469	30,620	24,641

Noninterest income:
Service charges on deposit accounts	1,526	1,580	2,893	3,014
Increase in cash surrender value of life insurance policies	202	262	460	496
Other	612	749	1,656	1,521
Total noninterest income	2,340	2,591	5,009	5,031

Noninterest expenses:
Salaries and related benefits	5,657	5,438	11,210	10,494
Premises and occupancy	1,066	764	2,051	1,543
Equipment	1,043	746	1,901	1,572
Professional fees	640	398	1,202	768
Supplies	308	178	572	400
Marketing	329	152	624	500
Intangible amortization	12	166	23	333
Other	1,647	1,478	3,427	3,041
Total noninterest expenses	10,702	9,320	21,010	18,714

Income before provision for income taxes	7,538	5,740	14,619	11,021
Provision for income taxes	2,412	1,860	4,505	3,497
Net income	$5,126	$3,880	$10,114	$7,524
Comprehensive income:
Unrealized gain (loss) on securities arising during the period	1,182	(3,829)	(487)	(2,784)
Comprehensive income	$6,308	$51	$9,627	$4,740
Basic earnings per share	$0.49	$0.68	$0.97	$1.32
Diluted earnings per share	$0.47	$0.66	$0.94	$1.27

See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated other
(Amounts in thousands)	Number of Shares	Amounts	Retained Earnings	Comprehensive income	Total
Balance, December 31, 2004	10,430	$57,139	$45,981	$361	$103,481
Exercise of stock options, Including tax effect of $262	49	749			749
Issuance of shares pursuant to 401K and ESOP plans	12	300			300
Net change in fair market value of investment securities, net of tax benefit of $353				(487)	(487)
Cash dividends			(826)		826
Net income			10,114		10,114
Balance, June 30, 2005	10,491	$58,188	$55,269	$(126)	$113,331

See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six months ended June 30, 2005	Six months ended June 30, 2004
Operating activities:
Net income	$10,114	$7,524
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	321	1,304
Depreciation, amortization and accretion, net	3,634	3,197
Increase in cash surrender value of life insurance policies	(147)	(3,478)
Death benefit income from bank owned life insurance	539	-
Net increase in interest receivable & other assets	(1,978)	135
Net increase (decrease) in accrued interest payable & other liabilities	3,215	(1,937)
Net cash provided by operating activities	15,698	6,745

Investing activities:
Investment securities purchases - available for sale securities	(53,126)	(40,632)
Investment securities purchases - held to maturity securities	(23,895)	(9,283)
Proceeds from maturities of available for sale investment securities	25,827	36,830
Proceeds from maturities of held to maturity investment securities	6,684	5,966
Net decrease in time deposits in other financial institutions	3,000	-
Proceeds from sales of available for sale securities	37,000	5,940
Proceeds from sales of loans	1,346	1,707
Net increase in loans	(101,163)	(57,625)
Purchases of premises and equipment	(3,489)	(2,723)
Net cash used in investing activities	(107,816)	(59,820)

Financing activities:
Net increase in demand, NOW and savings deposits	9,847	56,227
Net increase in certificates of deposit	62,445	(10,488)
Net proceeds from other borrowings	10,645	30,085
Payment of cash dividends	(826)	(574)
Issuance of shares pursuant to 401K and ESOP plans	300	624
Exercise of stock options	749	898
Net cash provided by financing activities	83,160	76,772

Net decrease in cash and cash equivalents	(8,958)	23,697

Cash and cash equivalents at beginning of period	57,819	45,482
Cash and cash equivalents at end of period	$48,861	$69,179

Cash paid during the quarter:
Interest paid	$10,416	$7,647
Income tax payments	7,480	7,561
Supplemental disclosure of noncash investing and financing activities:
Investment securities unrealized losses and swaps, net of tax	$(487)	$(2,784)

See accompanying notes to consolidated financial statements

Capital Corp of the West
Notes to Consolidated Financial Statements
June 30, 2005 and December 31, 2004
(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is a holder of all of the capital stock of County Bank (the “Bank”). During 1998, the Company formed Capital West Group, a subsidiary that engages in the financial institution advisory business but is currently inactive. The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company’s securities consist of 54,000,000 shares of common stock, no par value, and 10,000,000 shares of authorized preferred stock. As of June 30, 2005 there were 10,490,566 common shares outstanding, held of record by approximately 1,700 shareholders. There were no preferred shares outstanding. The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID"), County Asset Advisors ("CAA"), and County Investment Trust (“REIT”). CAA is currently inactive. The Company also has two unconsolidated trusts, County Statutory Trust and County Statutory Trust II (the “Trusts”). In the second quarter of 2002, the Company purchased Regency Investment Advisors, Inc (“RIA”). RIA was sold in October 2004. The Company has one wholly owned subsidiary, Capital West Group, Inc. (“CWG”). CWG is currently inactive. All references herein to the "Company" include the Company, the Company’s subsidiaries, the Bank and the Bank's subsidiaries, unless the context otherwise requires.

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

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at June 30, 2005 and December 31, 2004 and the results of operations for the three and six month periods ended June 30, 2005 and 2004, and the statements of cash flows for the six months ended June 30, 2005 and 2004 have been included. The interim results for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ended June 30, 2005 and 2004:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Basic EPS computation:
Net income	$5,126	$3,880	$10,114	$7,524
Average common shares outstanding	10,479	10,283	10,479	10,247
Basic EPS	$0.49	$0.38	$0.97	$0.73

Diluted EPS Computations:
Net income	$5,126	$3,880	$10,114	$7,524
Average common shares outstanding	10,479	10,283	10,466	10,247
Effect of stock options	323	351	330	372
	10,802	10,634	10,796	10,619
Diluted EPS	$0.47	$0.36	$0.94	$0.71

INTANGIBLE ASSETS

The Company has intangible assets consisting of core deposit premiums and goodwill. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to goodwill have not been amortized after December 31, 2001 but are reviewed periodically for potential impairment. During the second quarter of 2005, management determined there had been no impairment of goodwill. As of June 30, 2005 and December 31, 2004, the Company had unamortized core deposit premiums of $46,000 and $69,000, respectively. Amortization of core deposit premiums and other intangibles was $23,000 and $333,000 six months ended June 30, 2005 and 2004, respectively. Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and the purchase of three branches from Bank of America in December, 1997, respectively.

BORROWED FUNDS

During the six months ended June 30, 2005, the Bank increased its short term borrowings. The borrowings were obtained from the Federal Home Loan Bank, Pacific Coast Bankers’ Bank, and Fed Funds purchased. The increase in borrowings totaled $10,645,000 between December 31, 2004 and June 30, 2005.

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

Had compensation cost for the Company’s option plans been determined in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	Three months ended June, 30		Six months ended June 30,
(dollars in thousands except per share amounts)	2005	2004	2005	2004
Net income:
As reported	$5,126	$3,880	$10,114	$7,524
Pro forma	$4,913	$3,734	$9,491	$7,019

Basic earnings per share:
As reported	$0.49	$0.38	$0.97	$0.73
Pro forma	$0.47	$0.36	$0.91	$0.68

Diluted earnings per share:
As reported	$0.47	$0.37	$0.94	$0.71
Pro forma	$0.45	$0.35	$0.88	$0.66

Compensation expense that would have been reported for the six months ended June 30, 2005 for stock options was $719,000, compared to $578,000 for the same six months in 2004. Compensation expense that would have been reported for the three months ended June 30, 2005 for stock options was $229,000, compared to $163,000 for the same three months in 2004.

RECLASSIFICATIONS

Certain amounts previously reported in the 2004 financial statements have been reclassified to conform to the 2005 presentation. Additionally, in the first quarter of 2005, the Company reclassified the reserve for unfunded commitments from the allowance for losses to other liabilities, and reclassified the provision for unfunded commitments from the provision for loan losses to other noninterest expense. These reclassifications did not affect previously reported net income or total shareholders’ equity. Share and per share data for all periods have been adjusted to reflect the nine-for-five stock split which was effective on April 29, 2005 to shareholders of record on April 8, 2005.

Recent Accounting Pronouncements

In May 2003, Financial Accounting Standards Board ("FASB") issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 11, 2004 and otherwise will be effective as of January 1, 2004 except for mandatorily redeemable financial instruments. For certain mandatorily redeemable instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company does not currently have any financial instruments that are within the scope of this Statement.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In April, 2005, the SEC delayed the required adoption date for this standard. The Company will adopt SFAS No 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations. The impact on the second quarter and first six months of 2004 and 2005 is discussed in the “Other Financial Notes” section of this report. SEC Staff Accounting Bulletin No. 107, Share-Based Payment provides guidance that will assist issuers in their initial implementation of FASB Statement No. 123 (revised 2004), Share-Based Payment. The SEC staff expressed its views regarding the interaction between Statement 123(R) and certain SEC rules and regulations. SAB 107 also provides the staff’s views on the valuation of share-based payment arrangements for public companies.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impracticable to determine either the period - specific effects of the cumulative effect of the change. When it is impracticable to determine the period - specific effects of an accounting change on one or more individual prior periods presented, the new accounting principle is to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment made to the opening balance of retained earnings or other components of equity for that period. If it is impracticable to determine the cumulative effect of applying a change in accounting principle, the new accounting principle is to be applied prospectively from the earliest date practicable. If retrospective application for all periods is impracticable, the method used to report the change and the reason that retrospective application is impracticable are to be disclosed. The Company does not expect the adoption of FASB No. 154 to have a significant effect on the Company’s Consolidated Financial Statements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects”, “anticipates”, ”believes”, “estimates”, “intends,”“plans,”“assumes,”“projects,”“predicts,”“forecasts,” and variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

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

Critical accounting policies and estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, valuation of deferred income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. (See caption “Allowance for Loan Losses” for a more detailed discussion).  The critical accounting policies and accounting estimates are further discussed in Note 1 of the Company’s 2004 Annual Report.

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

Results Of Operations

Three and Six Months Ended June 30, 2005 Compared With Three and Six Months Ended June 30, 2004

OVERVIEW

For the three months ended June 30, 2005 the Company reported net income of $5,126,000 and for the six months ended June 30, 2005 the Company reported net income of $10,114,000. This compares to $3,880,000 and $7,524,000 for the same periods in 2004 and represents an increase of $1,246,000 or 32% and $2,590,000 or 34% respectively. Basic and fully diluted earnings per share were $0.49 and $0.47 for the three months ended June 30, 2005 and $0.97 and $0.94 for the six months ended June 30, 2005. This compares to basic and fully diluted earnings per share of $0.38 and $0.36 for the three months ended June 30, 2004 and $0.73 and $0.71 for the six months ended June 30, 2004. This represents an increase of $0.11 per share for basic and fully diluted earnings per share for the three months ended June 30, 2004 and $0.24 and $0.23 for the six months ended June 30, 2004. The basic and fully diluted earnings per share are reflective of the nine for five stock split that was announced in March, 2005, with a distribution date of April 29, 2005. The annualized return on average assets was 1.35% and 1.36% for the three and six months ended June 30, 2005 compared to 1.20% and 1.19% for the same periods in 2004. The Company's annualized return on average equity was 18.63% and 18.73% for the three and six months ended June 30, 2005 compared to 16.34% and 16.09% for the same time periods in 2004.

NET INTEREST INCOME

The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. Net interest income for the three and six months ended June 30, 2005 totaled $16,001,000 and $30,941,000 respectively. This represented an increase of $2,843,000 and $4,996,000 or 22% and 19% when compared to the $13,158,000 and $25,945,000 achieved during the three and six months ended June 30, 2004.

Total interest and fees on earning assets were $21,651,000 and $41,664,000 for the three and six months ended June 30, 2005, an increase of $4,357,000 and $7,464,000 or 25% and 22% respectively from the $17,294,000 and $34,200,000 for the same period in 2004. The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in total interest income for the three and six months ended June 30, 2005 was primarily the result of an increase in volume of interest-earning assets and the yield returned on those assets. Average interest-earning assets for the three and six months ended June 30, 2005 were $1,400,224,000 and $1,372,465,000 compared with $1,198,896,000 and $1,174,503,000 for the three and six months ended June 30, 2004, an increase of $201,328,000 and $197,962,000 or 17% and 17%. Average interest rates earned on interest-earning assets were 6.29% and 6.21% for the three and six months ended June 30, 2005 compared with 5.85% and 5.91% for the same three and six months of 2004, an increase of 44 and 30 basis points or 7.5% and 5.1%. The modest increase in interest rates earned in the second quarter of 2005 compared to the same period in 2004 was primarily the result of an increase in market interest rates during this time period.

Interest expense is a function of the volume and rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $5,650,000 and $10,723,000 for the three and six months ended June 30, 2005, compared with $4,136,000 and $8,255,000 for the three and six months ended June 30, 2004, an increase of $1,514,000 and $2,468,000 or 37% and 30%. This increase was primarily the result of an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities were $1,122,421,000 and $1,102,645,000 for the three and six months ended June 30, 2005 compared with $987,596,000 and $969,855,000 for the same three and six months in 2004, an increase of $134,825,000 and $132,790,000 or 14% and 14%. Average interest rates paid on interest-bearing liabilities were 2.02% and 1.96% for the three and six months ending June 30, 2005 compared with 1.68% and 1.71% for the same three and six months of 2004, an increase of 34 and 25 basis points or 20.2% and 14.6%. The increase was primarily the result of increased market interest rates and the corresponding repricing of maturing, lower yielding liabilities during the period.

The increase in interest-earning assets and interest-bearing liabilities was primarily the result of increased market penetration within our target markets which has been accomplished by increasing the utilization of existing facilities and the addition of branches in Fresno, California.

The Company's taxable equivalent net interest margin, the ratio of net interest income to average interest-earning assets, was 4.67% and 4.63% for the three and six months ended June 30, 2005 compared with 4.48% and 4.51% for the same period in 2004. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's increase in net interest margin in 2005 was primarily attributable to a gain of 41 and 32 basis points in the loan portfolio yield for the three and six months ended June 30, 2005 and an increase of 40 and 25 basis points in taxable investment securities for the three and six months ended June 30, 2005 as compared to the same time period in 2004. Loans as a percentage of average interest-earning assets remained at 67% for the three and six months ended June 30, 2005 as compared to the same time period in 2004. AVERAGE BALANCES AND RATES EARNED AND PAID

The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS
	Three months ended			Three months ended
	June 30, 2005			June 30, 2004
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$5,423	$37	2.74%	$12,286	$30	0.98%
Time deposits at other financial institutions	350	3	3.44	350	2	2.29
Taxable investment securities (1)	363,164	3,806	4.20	334,739	3,175	3.80
Nontaxable investment securities (1)	90,250	1,143	5.08	52,905	695	5.27
Loans, gross: (2)	941,037	16,977	7.24	798,616	13,591	6.83
Total interest-earning assets	$1,400,224	$21,966	6.29	$1,198,896	$17,493	5.85
Allowance for loan losses	(13,483)			(13,847)
Cash and due from banks	43,410			39,503
Premises and equipment, net	24,407			18,053
Interest receivable and other assets	59,949			50,534
Total assets	$1,514,507			$1,293,139

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$177,019	$38	0.09	$143,762	$17	0.05
Savings deposits	358,658	1,104	1.23	352,525	753	0.86
Time deposits	391,483	2,729	2.80	351,422	1,934	2.21
Other borrowings	178,765	1,445	3.24	123,391	1,167	3.79
Subordinated Debentures	16,496	334	8.12	16,496	265	6.44
Total interest-bearing liabilities	1,122,421	5,650	2.02	987,596	4,136	1.68

Noninterest-bearing deposits	270,117			207,103
Accrued interest, taxes and other liabilities	11,887			3,432
Total liabilities	1,404,425			1,198,131

Total shareholders' equity	110,082			95,008
Total liabilities and shareholders' equity	$1,514,507			$1,293,139

Net interest income and margin (3)		$16,316	4.67%		$13,357	4.48%

(1)
Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $302,000 and $173,000 for the three months ended June 30, 2005 and 2004. Tax equivalent adjustments included in the taxable investment securities created by the dividends received deduction were $35,000 and $26,000 for the three months ended June 30, 2005 and 2004. The effective tax rate used was 35%.

(2)	Amounts of interest earned included loan fees of $922,000 and $629,000 and loan costs of $75,000 and $101,000 for the three months ended June 30, 2005 and 2004, respectively.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS
	Six months ended			Six months ended
	June 30, 2005			June 30, 2004
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$5,584	$72	2.60%	$8,251	$41	1.00%
Time deposits at other financial institutions	1,112	15	2.72	350	4	1.72
Taxable investment securities (1)	365,925	7,569	4.17	330,265	6,459	3.92
Nontaxable investment securities (1)	84,354	2,139	5.11	50830	1346	5.31
Loans, gross: (2)	915,490	32,466	7.15	784,807	26,739	6.83
Total interest-earning assets	$1,372,465	$42,261	6.21	$1,174,503	$34,589	5.91
Allowance for loan losses	(13,501)			(13,659)
Cash and due from banks	41,856			39,410
Premises and equipment, net	23,756			17,460
Interest receivable and other assets	58,941			49,310
Total assets	$1,483,517			$1,267,024

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$171,764	$58	0.07	$139,220	32	0.05
Savings deposits	359,989	2,109	1.18	346,485	1518	0.88
Time deposits	382,754	5,123	2.70	356,538	3,944	2.22
Other borrowings	171,642	2,788	3.28	111,116	2,232	4.03
Subordinated Debentures	16,496	645	7.88	16,496	529	6.43
Total interest-bearing liabilities	1,102,645	10,723	1.96	969,855	8,255	1.71

Noninterest-bearing deposits	261,743			198,844
Accrued interest, taxes and other liabilities	11,150			4770
Total liabilities	1,375,538			1,173,469

Total shareholders' equity	107,979			93,555
Total liabilities and shareholders' equity	$1,483,517			$1,267,024

Net interest income and margin (3)		$31,538	4.63%		$26334	4.51%

(1)
Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $525,000 and $333,000 for the six months ended June 30, 2005 and 2004. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $72,000 and $57,000 for the six months ended June 30, 2005 and 2004. The effective tax rate used was 35%.

(2)	Amounts of interest earned included loan fees of $1,567,000 and $1,140,000 and loan costs of $145,000 and $203,000 for the six months ended June 30, 2005 and 2004, respectively.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

Net Interest Income Variance Analysis:

	Three months ended
	June 30, 2005 compared to June 30, 2004
(Dollar in thousands)	Volume	Rate	Total
(Decrease) increase in interest income:
Federal funds sold	$(24)	$31	$7
Time deposits at other financial institutions	-	1	1
Taxable investment securities	282	349	631
Tax-exempt investment securities	474	(26)	448
Loans	2,533	853	3,386
Total:	$3,265	$1,208	$4,473

Increase (decrease) in interest expense:
Interest bearing demand	$5	$16	$21
Savings deposits	13	338	351
Time deposits	238	557	795
Other borrowings	464	(186)	278
Subordinated Debentures	-	69	69
Total:	$720	$794	$1,514

Increase (decrease) in net interest income	$2,545	$414	$2,959

	Six months ended
	June 30, 2005 compared to June 30, 2004
(Dollar in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold	$(6)	$37	$31
Time deposits at other financial institutions	8	3	11
Taxable investment securities	723	385	1,110
Tax-exempt investment securities	799	(6)	793
Loans	4,599	1,128	5,727
Total:	$6,125	$1,547	$7,672

Increase (decrease) in interest expense:
Interest bearing demand	$9	$17	$26
Savings deposits	61	530	591
Time deposits	306	873	1,179
Other borrowings	748	(192)	556
Subordinated Debentures	-	116	116
Total:	$1,124	$1,344	$2,468

Increase (decrease) in net interest income	$5,001	$203	$5,204

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three and six months ended June 30, 2005 was $101,000 and $321,000 compared with $689,000 and $1,304,000 for the three and six months ended June 30, 2004, a decrease of $588,000 and $983,000 or 85% and 75%. See "Allowance for Loan Losses" contained herein. As of June 30, 2005 the allowance for loan losses was $13,404,000 or 1.36% of total loans compared to $13,605,000 or 1.54% of total loans as of December 31, 2004. At June 30, 2005, nonperforming assets totaled $2,325,000 or 0.15% of total assets, nonperforming loans totaled $2,265,000 or 0.23% of total loans and the allowance for loan losses totaled 592% of nonperforming loans. At December 31, 2004, nonperforming assets totaled $4,454,000 or 0.31% of total assets, nonperforming loans totaled $4,394,000 or 0.50% of total loans and the allowance for loan losses totaled 310% of nonperforming loans.  The primary reason the provision for loan loss decreased in 2005 compared to 2004 is a lower level of criticized and nonperforming loans.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

NONINTEREST INCOME

Noninterest income decreased by $251,000 and $22,000 or 10% and less than 1% to $2,340,000 and $5,009,000 for the three and six months ended June 30, 2005 compared with $2,591,000 and $5,031,000 in the same period during 2004. Service charges on deposit accounts decreased by $54,000 and $121,000 or 3% and 4% to $1,526,000 and $2,893,000 for the three and six months ended June 30, 2005 compared with $1,580,000 and $3,014,000 for the same period in 2004. The decrease was primarily the result of growth obtained from existing customers in 2005 that resulted in larger balances per customer and a relatively smaller number of fee paying deposit customers. Also, the larger account balances reduced fees paid by deposit customers, especially commercial accounts that utilize account analysis to determine customer fees charged. Other noninterest income decreased by $137,000 or 18% for the three month period ended June 30, 2005 and increased by $135,000 or 9% when compared to the same period in 2004. The primary reason for the increased other income in the current year was the receipt of $539,000 in death benefit proceeds received from a bank owned life insurance policy on a retired executive manager during the first quarter of 2005.

NONINTEREST EXPENSE

Noninterest expenses increased by $1,382,000 and $2,359,000 or 15% and 13% to $10,702,000 and $21,010,000 for the three and six months ended June 30, 2005 compared with $9,320,000 and $18,651,000 for the same period in 2004. The primary components of noninterest expenses were salaries and employee benefits, premises and occupancy expenses, equipment expenses, professional fees, supplies expenses, marketing expenses, intangible amortization and other operating expenses.

For the three and six months ended June 30, 2005, salaries and related benefits increased by $219,000 and $716,000 or 4% and 7% to $5,657,000 and $11,210,000 from the $5,438,000 and $10,494,000 recorded for the same period in 2004. The increase was primarily the result of normal salary progression and increased support staff used in operations and regulatory compliance support functions. Premises and occupancy expense increased by $302,000 and $508,000 or 40% and 33% to $1,066,000 and $2,051,000 for the three and six months ending June 30, 2005 from $764,000 and $1,543,000 during the same period in 2004. The primary reason for the increase in 2005 was the addition of a new customer support center in late 2004. Equipment expenses increased by $297,000 and $329,000 or 40% and 21% to $1,043,000 and $1,901,000 during the three and six months ended June 30, 2005 from the $746,000 and $1,572,000 experienced during the same period in 2004. The additional equipment expenses were primarily the result of branch and department equipment upgrades. When comparing the results of the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, professional fees increased by $242,000 and $434,000 or 61% and 57%, marketing expenses increased by $177,000 and $124,000 or 116% and 25%, supplies expenses increased by $130,000 and $172,000 or 73% and 43%, intangible amortization expenses decreased by $154,000 and $310,000 or 93% and 93%, and other expenses increased $169,000 and $386,000 or 11% and 13% from 2004 levels. Increased professional fees in 2005 were attributable to the costs associated with the Sarbanes-Oxley Act and Bank Secrecy Act (“BSA”) compliance efforts and increased internal and external audit expenses. The increase in marketing expenses was primarily the result of increased advertising expenses. The increase in supplies expenses was related to increased administrative supplies for the customer support center. The decrease in intangible amortization expense was related to the complete amortization of the premium paid on branch deposits purchased from Bank of America in December 1997. The increase in Other expenses were primarily the result of increased correspondent bank charges caused by increased transaction volumes.

PROVISION FOR INCOME TAXES

The Company recorded an increase of $552,000 and $1,008,000 or 30% and 29% in the income tax provision to $2,412,000 and $4,505,000 for the three and six months ended June 30, 2005 compared to the $1,860,000 and $3,497,000 recorded for the same period in 2004. In 2005 the Company achieved an effective tax rate of 32% and 31% for the three and six months ended June 30, 2005. This compares to a 2004 effective tax rate of 32% for the three and six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 was equivalent to the rate recorded during the same period in 2004 primarily due to the receipt of $539,000 in nontaxable bank owned life insurance death benefits during the first quarter of 2005, increased nontaxable municipality interest income in 2005 that was offset by increased fully taxable income in 2005 over 2004 levels. Excluding the bank owned life insurance death benefits, and the increase in nontaxable municipality interest income, the income tax rate for the six months ended June 30, 2005 would have been slightly below 32%.

Financial Condition

Total assets at June 30, 2005 were $1,544,449,000, an increase of $96,002,000 or 7% compared with total assets of $1,448,447,000 at December 31, 2004. Net loans were $969,561,000 at June 30, 2005, an increase of $98,073,000 or 11% compared with net loans of $871,488,000 at December 31, 2004. Deposits were $1,226,449,000 at June 30, 2005, an increase of $72,292,000 or 6% compared with deposits of $1,154,157,000 at December 31, 2004. The increase in total assets of the Company between December 31, 2004 and June 30, 2005 was primarily funded by an increase in borrowings and deposits. Cash inflows generated from the increased deposits and borrowings were primarily used to fund growth in the loan and investment portfolios, and to fund increased expenditures on branch and support operations facilities and equipment.

Total shareholders' equity was $113,331,000 at June 30, 2005, an increase of $9,850,000 or 10% from the $103,481,000 at December 31, 2004. The growth in shareholders’ equity between December 31, 2004 and June 30, 2005 was primarily achieved through the retention of accumulated earnings.

OFF-BALANCE SHEET COMMITMENTS

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Letters of credit	$19,523	$13,875
Commitments to extend credit	389,674	393,039
Total	$409,197	$406,914

In 2005, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. The reclassifications had no effect on the income before provision for income taxes as reported. The reclassified allowance for loan losses for the three and six months ended June 30, 2005 and 2004, and for the year ended December 31, 2004, is presented on page 23 and the reserve for unfunded commitments is presented on page 25.

CASH VALUE OF LIFE INSURANCE

The Bank maintains certain cash surrender value life insurance policies to help offset some of the cost of employee benefit programs. They are also associated with a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. These plans are informally linked with universal life insurance policies maintained by the Bank. Income from these policies is reflected in noninterest income. At June 30, 2005, the Bank held $28,215,000 in cash surrender value life insurance, a decrease of $147,000 from the $28,362,000 maintained at December 31, 2004.

INVESTMENT IN HOUSING TAX CREDIT LIMITED PARTNERSHIPS

The Bank invests in housing tax credit limited partnerships to help meet the Bank’s Community Reinvestment Act low income housing investment requirements as well as to obtain federal and state income tax credits. These partnerships provide the funding for low-income housing projects that might not otherwise be created. The Bank had invested $11,024,000 in these partnerships as of June 30, 2005 and $10,901,000 as of the year ended December 31, 2004, which represents an increase of $123,000 or 1%. The Company does not anticipate making additional significant investments in these partnerships during the remainder of 2005.

INVESTMENT SECURITIES

At June 30, 2005 equity securities included $14.7 million of preferred stock issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indexes ranging from the one year LIBOR interest rate to the five year U.S. Treasury rate. These securities have investment grade credit ratings from the securities rating agencies and are callable by the issuer at par. At June 30, 2005, the unrealized loss on these securities totaled $206,000 compared to a $209,000 unrealized gain at December 31, 2004, after recording a $3,709,000 other than temporary impairment charge during the fourth quarter of 2004.

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

The following table summarizes nonperforming assets of the Company at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
(Dollars in thousands)
Nonaccrual loans	$2,265	$4,394
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	2,265	4,394
Other real estate owned	60	60
Total nonperforming assets	$2,325	$4,454

Nonperforming loans to total loans	0.23%	0.50%
Nonperforming assets to total assets	0.15%	0.31%

Contractual accrued interest income on loans on nonaccrual status as of June 30, 2005 and 2004, that would have been recognized if the loans had been current in accordance with their original terms was approximately $101,000 and $61,000, respectively.

At June 30, 2005, nonperforming assets represented 0.15% of total assets, a decrease of 16 basis points when compared to the 0.31% at December 31, 2004. Nonperforming loans represented 0.23% of total loans at June 30, 2005, a decrease of 27 basis points compared to the 0.50% at December 31, 2004. Nonperforming loans that were secured by first deeds of trust on real property were $2,184,000 and $4,390,000 at June 30, 2005 and December 31, 2004. The decrease in nonperforming loans and nonperforming assets was primarily the result of the continuation of a strong real estate market that has allowed for successful workouts on a few struggling commercial real estate and agricultural properties. Other forms of collateral such as inventory and equipment secured a portion of the nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

At June 30, 2005 and December 31, 2004, the Company had $60,000 invested in one property that had been acquired through foreclosure. The property was carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company does not expect to sell its one remaining property within the next twelve month period due to the fact that the property is subject to a lifetime tenancy for the current occupant of the residence. During the second quarter of 2005, no new foreclosure properties were acquired or sold. No assurance can be given that the Company will sell the remaining property during 2005 or at any time or the amount for which the property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At June 30, 2005 and December 31, 2004, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at June 30, 2005 were $2,265,000 for which the Company made provisions to the allowance for loan losses of approximately $340,000.

Except for loans that are disclosed above, there were no assets as of June 30, 2005, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the six months ended June 30, 2005 and 2004, and for the year ended December 31, 2004.

	June 30		December 31
(Dollars in thousands)	2005	2004	2004
Allowance for Loan Losses:
Balance at beginning of period	$13,605	$12,524	$12,524
Provision for loan losses	321	1,304	2,731
Charge-offs:
Commercial and agricultural	970	878	1,860
Real estate - mortgage	-	-	-
Consumer	151	152	436
Total charge-offs	1,121	1,030	2,296
Recoveries
Commercial and agricultural	470	143	344
Real-Estate - mortgage	-	-	12
Consumer	129	140	290
Total recoveries	599	283	646
Net charge-offs	522	747	1,650
Balance at end of period	$13,404	$13,081	$13,605

Loans outstanding at period-end	$982,965	$817,731	$885,093
Average loans outstanding	$915,490	$784,807	$813,050

Annualized net charge-offs to average loans	0.11%	0.19%	0.20%
Allowance for loan losses
To total loans	1.36%	1.60%	1.54%
To nonperforming loans	591.78%	264.74%	309.63%
To nonperforming assets	576.51%	261.54%	305.46%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded a provision for loan losses in the first six months of 2005 of $321,000 compared with $1,304,000 in the same period of 2004. The decrease was related to an overall improvement in graded loans in the first half of 2005 when compared to the same period in 2004. The Company's charge-offs, net of recoveries, were $522,000 for the six months ended June 30, 2005 compared with $747,000 for the same six months in 2004. The decrease primarily occurred due to increased recoveries obtained from the commercial and agricultural segment of the loan portfolio. The increased recoveries in this segment were primarily attributable to recoveries specific to individual borrowers rather than market or industry conditions that apply to a broader customer base.

As of June 30, 2005, the allowance for loan losses was $13,404,000 or 1.36% of total loans outstanding, compared with $13,605,000 or 1.54% of total loans outstanding as of December 31, 2004 and $13,081,000 or 1.60% of total loans outstanding as of June 30, 2004.

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

RESERVE FOR UNFUNDED LENDING COMMITMENTS

The reserve for unfunded lending commitments at June 30, 2005 and 2004, and December 31, 2004, is presented below.

	June 30		December 31
	2005	2004	2004
	(Dollars in thousands)
Balance at the beginning of period	$679	$739	$739
Reduction in accruals for credit commitment losses	(12)	(63)	(60)
Balance at the end of period	$667	$676	$679

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, time deposits at other financial institutions, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $307,998,000 and $330,358,000 on June 30, 2005 and December 31, 2004, respectively, and constituted 20% and 23% of total assets on both those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $376,417,000 at June 30, 2005 compared with $321,688,000 at December 31, 2004.

Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Bankers' Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $280,788,000 of which $168,588,000 was outstanding as of June 30, 2005 and $217,832,000 of which $155,326,000 was outstanding as of December 31, 2004. The increase in borrowings outstanding during the first half of 2005 produced an inflow of funds that were used to purchase additional investment securities. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties, receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

CAPITAL RESOURCES

Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $9,850,000 or 9.5% from December 31, 2004 to June 30, 2005. This increase was caused by the retention of accumulated earnings.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements. Management believes, as of June 30, 2005, that the Company and the Bank met all applicable capital requirements. The Company’s leverage capital ratio at June 30, 2005 was 8.44% as compared with 8.46% as of December 31, 2004. The Company’s total risk based capital ratio at June 30, 2005 was 11.53% as compared to 11.55% as of December 31, 2004.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of June 30, 2005 and were summarized as follows:

Dollars in thousands	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
Consolidated	Amount	Ratio
As of June 30, 2005
Total capital (to risk weighted assets)	$141,751	11.53%	$98,340	8.0%	$122,925	10.0%
Tier 1 capital (to risk weighted assets)	127,680	10.39	49,170	4.0	73,755	6.0
Leverage ratio*	127,680	8.44	60,522	4.0	75,653	5.0

The Bank:
As of June 30, 2005
Total capital (to risk weighted assets)	$129,420	10.55%	$98,164	8.0%	$122,705	10.0%
Tier 1 capital (to risk weighted assets)	115,349	9.40	49,082	4.0	73,623	6.0
Leverage ratio*	115,349	7.64	60,380	4.0	75,475	5.0

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

DEPOSITS

Deposits are the Company's primary source of funds. At June 30, 2005, the Company had a deposit mix of 29% in savings deposits, 34% in time deposits, 14% in interest-bearing checking accounts and 23% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At June 30, 2005, the Company had brokered deposits of $20,966,000 and $99,000 at December 31, 2004.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Three months or less	$72,393	$77,105
Over three to six months	30,591	20,366
Over six to twelve months	55,971	38,086
Over twelve months	57,140	31,183
Total	$216,095	$166,740

Borrowed Funds

Borrowed funds increased by $10,645,000 or 6% to $174,764,000 at June 30, 2005 compared to the $164,119,000 outstanding at December 31, 2004. The increase in borrowed funds during the first six months of 2005 was primarily due to the use of a leveraged investment strategy that utilizes additional FHLB borrowings to fund purchases of investment securities within the Bank’s investment portfolio.

Return on Equity and Assets
	Six months ended	Six months ended	Year ended
	June 30	June 30	December 31
	2005	2004	2004
Annualized return on average assets	1.36%	1.20%	0.94%
Annualized return on average equity	18.73%	16.34%	12.69%
Dividend payout ratio	10.31%	7.58%	9.00%
Average equity to average assets	7.28%	7.35%	7.41%

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

It is the opinion of management there has been no material change in the Company’s market risk during the first half of 2005 when compared to the level of market risk at December 31, 2004. If interest rates were to suddenly and materially fall from levels experienced during the first half of 2005, the Company could become susceptible to an increased level of market risk.

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

Changes In Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

(a.)
Our Annual Meeting of Shareholders for 2005 was held April 26, 2005. The number of shares represented in person or by proxy and constituting a quorum was 4,198,581, which equaled approximately 72% of the shares outstanding.

(b.)	The following are the results of the election of directors in Class III of the Board:
Election of directors	Votes For	Votes Withheld
G. Michael Graves	4,039,094	159,487
Tom A.L. Van Groningen	4,132,445	66,136
Curtis R. Grant	4,131,491	67,090
David Bonnar	4,062,616	135,965

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

CAPITAL CORP OF THE WEST
(Registrant)

Date: August 4, 2005	By /s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: August 4, 2005	By /s/ R. Dale McKinney
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