Form 10-Q
period 2005-09-30
CAPITAL CORP OF THE WEST
filed 2005-11-04
CIK 1004740

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2005
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	IRS Employer ID Number

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, no par value, as of September 30, 2005 was 10,543,205. No shares of preferred stock, no par value, were outstanding at September 30, 2005.

Capital Corp of the West

PART I. -- FINANCIAL INFORMATION

PART II. -- OTHER INFORMATION

Capital Corp of the West
Consolidated Balance Sheets
(Unaudited)
	(Unaudited) September 30, 2005	December 31, 2004
(Dollars in thousands)
Assets
Cash and noninterest-bearing deposits in other banks	$51,916	$40,454
Federal funds sold	4,760	17,365
Time deposits at other financial institutions	350	3,350
Investment securities available for sale, at fair value	237,792	269,189
Investment securities held to maturity at cost, fair value of $182,864 and $168,265 at September 30, 2005 and December 31, 2004	183,779	166,987
Loans, net of allowance for loan losses of $14,598 and $13,605 at September 30, 2005 and December 31, 2004	1,012,633	871,488
Interest receivable	6,613	5,979
Premises and equipment, net	26,725	22,426
Goodwill	1,405	1,405
Other intangibles	35	69
Cash value of life insurance	31,525	28,362
Investment in housing tax credit limited partnerships	8,217	8,623
Other assets	15,334	12,750

Total assets	$1,581,084	$1,448,447

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$288,791	$262,315
Negotiable orders of withdrawal	189,776	170,870
Savings	372,761	360,319
Time, under $100,000	210,446	193,913
Time, $100,000 and over	226,734	166,740
Total deposits	1,288,508	1,154,157

Borrowed funds	145,149	164,119
Junior subordinated debentures	16,496	16,496
Accrued interest, taxes and other liabilities	12,952	10,194
Total liabilities	1,463,105	1,344,966

Preferred stock, no par value; 10,000,000 shares authorized; None outstanding	-	-
Common stock, no par value; 54,000,000 shares authorized; 10,543,205 and 10,429,754 issued & outstanding at September 30, 2005 and December 31, 2004	58,982	57,139
Retained earnings	60,194	45,981
Accumulated other comprehensive (loss) income	(1,197)	361

Total shareholders’ equity	117,979	103,481

Total liabilities and shareholders’ equity	$1,581,084	$1,448,447
See accompanying notes to consolidated financial statements.

Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$19,106	$13,918	$51,572	$40,657
Interest on deposits with other financial institutions	2	1	17	5
Interest on investments held to maturity:
Taxable	1,065	563	3,243	1,728
Non-taxable	900	554	2,492	1,546
Interest on investments available for sale:
Taxable	2,384	2,496	7,703	7,734
Non-taxable	11	11	33	32
Interest on federal funds sold	19	44	91	85
Total interest income	23,487	17,587	65,151	51,787

Interest expense:
Interest on negotiable orders of withdrawal	102	18	160	50
Interest on savings deposits	1,406	772	3,515	2,290
Interest on time deposits, under $100	1,578	1,129	4,248	3,264
Interest on time deposits, $100 and over	1,743	869	4,196	2,678
Interest on junior subordinated debentures	327	272	972	801
Interest on borrowed funds	1,364	1,196	4,152	3,428
Total interest expense	6,520	4,256	17,243	12,511

Net interest income	16,967	13,331	47,908	39,276
Provision for loan losses	1,035	879	1,356	2,183
Net interest income after provision for loan losses	15,932	12,452	46,552	37,093

Noninterest income:
Service charges on deposit accounts	1,554	1,641	4,447	4,655
Increase in cash surrender value of life insurance policies	310	271	770	767
Other	802	707	2,458	2,228
Total noninterest income	2,666	2,619	7,675	7,650

Noninterest expenses:
Salaries and related benefits	5,538	4,976	16,748	15,470
Premises and occupancy	1,205	990	3,256	2,533
Equipment	1,035	789	2,936	2,361
Professional fees	418	335	1,620	1,103
Supplies	236	222	808	622
Marketing	231	281	855	781
Intangible amortization	11	167	34	500
Other	1,626	1,286	5,053	4,327
Total noninterest expenses	10,300	9,046	31,310	27,697

Income before provision for income taxes	8,298	6,025	22,917	17,046
Provision for income taxes	2,845	2,042	7,350	5,539
Net income	$5,453	$3,983	$15,567	$11,507
Comprehensive income:
Unrealized (loss) gain on securities arising during the period	(1,071)	2,087	(1,558)	(697)
Comprehensive income	$4,382	$6,070	$14,009	$10,810
Basic earnings per share	$0.52	$0.38	$1.49	$1.12
Diluted earnings per share	$0.50	$0.37	$1.44	$1.08
See accompanying notes to consolidated financial statements.Capital Corp of the West

Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
	Common Stock			Accumulated Other
(Amounts in thousands)	Number of Shares	Amounts	Retained Earnings	Comprehensive Income (Loss), Net	Total

Balance, December 31, 2004	10,430	$57,139	$45,981	$361	$103,481

Exercise of stock options, net of tax benefit of $394	101	1,543			1,543

Issuance of shares pursuant to 401K and ESOP plans	12	300			300

Net change in fair market value of investment securities, net of tax benefit of $1,128				(1,558)	(1,558)

Cash dividends			(1,354)		(1,354)

Net income			15,567		15,567

Balance, September 30, 2005	10,543	$58,982	$60,194	$(1,197)	$117,979
See accompanying notes to consolidated financial statements Capital Corp of the West

Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Operating activities:
Net income	$15,567	$11,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,356	2,183
Depreciation, amortization and accretion, net	5,571	4,846
Noncash earnings from bank owned life insurance	(770)	(767)
Death benefit income from bank owned life insurance	539	-
Net (increase) decrease in interest receivable & other assets	(2,732)	87
Net increase (decrease) in accrued interest payable & other liabilities	2,758	(1,803)
Net cash provided by operating activities	22,289	16,053

Investing activities:
Investment securities purchases - available for sale securities	(53,282)	(57,719)
Investment securities purchases - held to maturity securities	(28,996)	(31,807)
Proceeds from maturities of available for sale investment securities	51,434	47,951
Proceeds from maturities of held to maturity investment securities	12,204	8,228
Maturity of time deposits at other financial institutions	3,000	-
Proceeds from sales of available for sale securities	29,537	15,975
Proceeds from sales of loans	1,606	2,480
Net increase in loans	(146,315)	(98,626)
Purchases of premises and equipment	(6,097)	(4,721)
Net purchases of bank owned life insurance	(2,393)	(3,157)
Net cash used in investing activities	(139,302)	(121,396)

Financing activities:
Net increase in demand, NOW and savings deposits	57,824	55,217
Net increase in certificates of deposit	76,527	3,626
Net (repayments) proceeds from other borrowings	(18,970)	47,342
Payment of cash dividends	(1,354)	(864)
Issuance of shares pursuant to 401K and ESOP plans	300	624
Exercise of stock options	1,543	1,720
Net cash provided by financing activities	115,870	107,665

Net (decrease) increase in cash and cash equivalents	(1,143)	2,322

Cash and cash equivalents at beginning of period	57,819	45,482
Cash and cash equivalents at end of period	$56,676	$47,804

Supplemental disclosure of cash flow activity:
Interest paid	$17,050	$11,501
Income tax payments	5,275	7,561
Income tax benefit from stock options	394	587
Supplemental disclosure of noncash investing and financing activities:
Investment securities and swaps unrealized losses, net of tax	$(1,558)	$(697)
See accompanying notes to consolidated financial statements

Capital Corp of the West
Notes to Consolidated Financial Statements
As of September 30, 2005 and December 31, 2004 and for the
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

GENERAL - COMPANY

Capital Corp of the West (the “Company” or “Capital Corp”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company, and is the holder of all of the capital stock of County Bank (the “Bank”). The Company's primary asset is the Bank and the Bank is the Company's primary source of income. The Company’s securities consist of 54,000,000 shares of authorized common stock, no par value, and 10,000,000 shares of authorized preferred stock. As of September 30, 2005 there were 10,543,205 common shares outstanding. There were no preferred shares outstanding. The Bank has three wholly owned subsidiaries, Merced Area Investment & Development, Inc. ("MAID"), County Asset Advisors ("CAA"), and County Investment Trust (“REIT”). CAA is currently inactive. The Company also has two unconsolidated trusts, County Statutory Trust and County Statutory Trust II (the “Trusts”). In the second quarter of 2002, the Company purchased Regency Investment Advisors, Inc (“RIA”). RIA was sold in October 2004. The Company has one wholly owned subsidiary, Capital West Group, Inc. (“CWG”). CWG is currently inactive. All references herein to the "Company" include the Company, the Company’s subsidiaries, the Bank and the Bank's subsidiaries, unless the context otherwise requires.

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

INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, San Francisco, San Joaquin, Stanislaus and Tuolomne counties. The Bank has twenty full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are branch offices in Atwater, Dos Palos, Hilmar, Livingston, Los Banos, Madera, Mariposa, San Francisco, Sonora, Stockton, two offices in Modesto, four in Fresno and two offices in Turlock. The Bank also has a loan production office in Sacramento, California. The Bank’s administrative headquarters provides accommodations for all of its not banking activity.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at September 30, 2005 and December 31, 2004 and the results of operations for the three and nine month periods ended September 30, 2005 and 2004, and the statements of cash flows for the nine months ended September 30, 2005 and 2004 have been included. The interim results for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year. These financial statements, notes and other information should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and nine month periods ended September 30, 2005 and 2004:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Basic EPS computation:
Net income	$5,453	$3,983	$15,567	$11,507
Average common shares outstanding	10,506	10,376	10,480	10,292
Basic EPS	$0.52	$0.38	$1.49	$1.12

Diluted EPS Computations:
Net income	$5,453	$3,983	$15,567	$11,507
Average common shares outstanding	10,506	10,376	10,480	10,293
Effect of stock options	342	337	329	373
	10,848	10,713	10,809	10,666
Diluted EPS	$0.50	$0.37	$1.44	$1.08

INTANGIBLE ASSETS

The Company has intangible assets consisting of core deposit premiums and goodwill. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to goodwill have not been amortized after December 31, 2001 but are reviewed periodically for potential impairment. During the third quarter of 2005, management determined there had been no impairment of goodwill. As of September 30, 2005 and December 31, 2004, the Company had unamortized core deposit premiums of $35,000 and $69,000, respectively. Amortization of core deposit premiums and other intangibles was $34,000 and $500,000 nine months ended September 30, 2005 and 2004, respectively. Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and the purchase of three branches from Bank of America in December, 1997, respectively. The decrease in intangible amortization was related to the complete amortization of the premium paid on branch deposits purchased from Bank of America in December 1997.

BORROWED FUNDS

During the nine months ended September 30, 2005, the Bank decreased its short term borrowings. The borrowings were decreased at the Federal Home Loan Bank, Pacific Coast Bankers’ Bank, and Fed Funds purchased. The decrease in borrowings totaled $18,970,000 between December 31, 2004 and September 30, 2005.

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

Had compensation cost for the Company’s option plans been determined in accordance with SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	Three months ended September, 30		Nine months ended September 30,
(Dollars in thousands except per share amounts)	2005	2004	2005	2004
Net income:
As reported	$5,453	$3,983	$15,567	$11,507
Less stock based compensation expense determined under fair value based method for all awards net of related taxes	(231)	(191)	(854)	(698)
Pro forma	$5,222	$3,792	$14,713	$10,809

Basic earnings per share:
As reported	$0.52	$0.38	$1.49	$1.12
Pro forma	$0.49	$0.37	$1.40	$1.05

Diluted earnings per share:
As reported	$0.50	$0.37	$1.44	$1.08
Pro forma	$0.48	$0.35	$1.36	$1.01

Compensation expense related to the issuance of stock options that would have been reported pursuant to Financial Accounting Standards No. 123 (Revised 2004) for the three and nine months ended September 30, 2005 was $228,000 and $947,000 compared to $204,000 and $782,000 for the same three and nine months in 2004. During the three and nine months ended September 30, 2005, the Company would have reported an additional tax expense of $3,000 and an additional tax benefit of $93,000, which compares to a tax benefit of $13,000 and $84,000 for the same periods in 2004 related to compensation expense from the issuance of stock options. Beginning January 1, 2006, stock option expense will be presented in the Consolidated Statements of Income and Comprehensive Income on a prospective basis in conformity with Statement of Financial Accounting Standards No. 123 (Revised 2004).

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

Recent Accounting Pronouncements

In May 2003, Financial Accounting Standards Board ("FASB") issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 11, 2004 and otherwise was effective as of January 1, 2004 except for mandatorily redeemable financial instruments. For certain mandatorily redeemable instruments, the Statement was effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company does not currently have any financial instruments that are within the scope of this Statement.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securites Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield determine by reference to the purchase price and cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance must be established for the present value of any estimated future cash flows that will not be collected. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield is to be adjusted on a prospective basis. SOP 03-3 was effective for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 may require loan system and operational changes to track credit related losses on loans purchased starting in 2005, the Company experienced no significant effect on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” consensus was published. Issue No. 03-1 contained new guidance effectively adopting the provisions of SEC Staff Accounting Bulletin No. 59. In September 2004, the FASB delayed the requirement to record impairment losses under EITF 03-1. The disclosure requirements of EITF 03-1 remain in effect. Management of the Company has done an analysis of the impact of this accounting pronouncement, which is discussed in the section of this report entitled, Financial Condition. The Company does not expect the adoption of the final EITF will have a material impact of the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In April, 2005, the SEC deferred the required adoption date for this standard until January 1, 2006. The Company will adopt SFAS No 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations. The impact on the third quarter and first nine months of 2004 and 2005 is discussed in the “Other Financial Notes” section of this report. SEC Staff Accounting Bulletin No. 107, Share-Based Payment provides guidance that will assist issuers in their initial implementation of FASB Statement No. 123 (revised 2004), Share-Based Payment. The SEC staff expressed its views regarding the interaction between Statement 123(R) and certain SEC rules and regulations. SAB 107 also provides the staff’s views on the valuation of share-based payment arrangements for public companies.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects,”“anticipates,”“believes,”“estimates,”“intends,”“plans,”“assumes,”“projects,”“predicts,”“forecasts,” and variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

Readers of the Company’s Form 10-Q should not rely solely on forward looking statements but must also consider all uncertainties and risks discussed throughout this Form 10-Q, as well as those discussed in the Company’s 2004 Annual Report on Form 10-K filed on March 15, 2005. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made herein. Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; or sell or buy participations of loans; the quality and adequacy of management of our borrowers; industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company, civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type, outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency changes in laws and regulations, recently issued accounting pronouncements, government policies, regulations, and their enforcement (including Bank Secrecy Act-related matters, taxing statutes and regulations); restrictions on dividends that our Bank subsidiaries are allowed to pay the Company; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and management’s ability to manage these and other risks. For additional information relating to the risks of the Company's business see "Risk Factors" in the Company's Annual Report on Form 10-K.

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

Results Of Operations

The Three and Nine Months Ended September 30, 2005 Compared With The Three and Nine Months Ended September 30, 2004

OVERVIEW

For the three and nine months ended September 30, 2005 the Company reported net income of $5,453,000 and $15,567,000, respectively. This compares to $3,983,000 and $11,507,000 for the same periods in 2004 and represents an increase of $1,470,000 or 37% and $4,060,000 or 35% respectively. Basic and fully diluted earnings per share were $0.52 and $0.50 for the three months ended September 30, 2005 and $1.49 and $1.44 for the nine months ended September 30, 2005. This compares to basic and fully diluted earnings per share of $0.38 and $0.37 for the three months ended September 30, 2004 and $1.12 and $1.08 for the nine months ended September 30, 2004. This represents an increase of $0.14 for basic earnings per share and $0.13 for fully diluted earnings per share for the three months ended September 30, 2004 and $0.37 and $0.36 for the nine months ended September 30, 2004. The basic and fully diluted earnings per share are reflective of the nine for five stock split that was announced in March, 2005, with a distribution date of April 29, 2005. The annualized return on average assets was 1.39% and 1.37% for the three and nine months ended September 30, 2005 compared to 1.21% and 1.20% for the same periods in 2004. The Company's annualized return on average equity was 18.84% and 18.77% for the three and nine months ended September 30, 2005 compared to 16.26% and 16.14% for the same time periods in 2004.

NET INTEREST INCOME

The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from interest earning assets and interest paid on interest-bearing liabilities. Net interest income for the three and nine months ended September 30, 2005 totaled $16,967,000 and $47,908,000, respectively. This represents an increase of $3,636,000 and $8,632,000 or 27% and 22% when compared to the $13,331,000 and $39,276,000 earned during the three and nine months ended September 30, 2004.

Total interest and fees on earning assets were $23,487,000 and $65,151,000 for the three and nine months ended September 30, 2005, rising 34% or $5,900,000 for the three month period ended September 30, 2005 and rising 26% or $13,364,000 for the nine month period ended September 30, 2005 when compared to the $17,587,000 and $51,787,000 earned during the three and nine months ended September 30, 2004. Total interest income is affected by changes in the volume of, and rates earned on, interest earning assets. Interest earning assets consist primarily of loans, investment securities and federal funds sold. The increase in total interest income for the three and nine months ended September 30, 2005 was primarily the result of both an increase in volume of interest earning assets and the interest rate earned on those assets. Average interest-earning assets for the three and nine months ended September 30, 2004 were $1,444,974,000 and $1,397,244,000 compared with $1,211,253,000 and $1,186,843,000 for the three and nine months ended September 30, 2004, an increase of $233,721,000 or 19% and $210,401,000 or 18% during both time periods.

Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. Total interest expense was $6,520,000 and $17,243,000 for the three and nine months ended September 30, 2005, compared with $4,256,000 and $12,511,000 for the three and nine months ended September 30, 2004, an increase of $2,264,000 or 53% and $4,732,000 or 38%, respectively. The increase in total interest expense for the three and nine months ended September 30, 2005 was the result of an increase in the volume and rates paid on interest-bearing liabilities. Average interest-bearing liabilities were $1,154,247,000 and $1,120,036,000 for the three and nine months ended September 30, 2005 compared with $989,592,000 and $976,482,000 for the same three and nine months in 2004, an increase of $164,655,000 and $143,554,000 or 17% and 15%. Average interest rates paid on interest-bearing liabilities were 2.24% for the three months and 2.06% for nine months ended September 30, 2005 compared with 1.71% for both the three and nine months ended Spetember 30, 2004, an increase in interest rates paid of 53 and 35 basis points. The increases were primarily the result of increased prevailing market interest rates and the repricing of maturing, lower yielding liabilities during the periods.

The increase in volume of both interest earning assets and interest-bearing liabilities during the three and nine months ended September 30, 2005, was primarily the result of increased market penetration within our target markets which was accomplished by increasing the utilization of existing facilities and the addition of branches in Fresno, California. The Company did not launch any new, significant product types for 2004 and 2005.

The Company's taxable equivalent net interest margin, the ratio of net interest income to average interest earning assets, was 4.75% and 4.67% for the three and nine months ended September 30, 2005 compared with 4.45% and 4.49% for the same periods in 2004. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's increase in net interest margin in 2005 was primarily attributable to a gain of 86 and 51 basis points in the loan portfolio yield for the three and nine months ended September 30, 2005. Average gross loans, as a percentage of average interest earning assets, increased to 70% and 68% for the three and nine months ended September 30, 2005 as compared to 69% and 67% for the same time periods in 2004 an increase of 1% over both the three and nine months ended September 30, 2004.

AVERAGE BALANCES AND RATES EARNED AND PAID

The following table presents consolidated average balance sheet information for the Company, together with interest rates earned and paid on the various interest eaning assets and interest-bearing liabilities of its funds for each of the periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS
	Three months ended			Three months ended
	September 30, 2005			September 30, 2004
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
(Dollars in thousands)
Assets
Federal funds sold	$2,101	$19	3.59%	$12,284	$44	1.42%
Time deposits at other financial institutions	350	2	2.27	350	1	1.13
Taxable investment securities (1)	338,311	3,474	4.07	311,199	3,083	3.93
Nontaxable investment securities (1)	95,153	1,205	5.02	57,373	750	5.19
Loans, gross: (2)	1,009,059	19,106	7.51	830,047	13,918	6.65
Total interest-earning assets	$1,444,974	$23,806	6.54	$1,211,253	$17,796	5.83
Allowance for loan losses	(13,968)			(13,490)
Cash and due from banks	46,720			41,569
Premises and equipment, net	25,860			19,367
Interest receivable and other assets	60,418			54,224
Total assets	$1,564,004			$1,312,923

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$180,577	$102	0.22	$149,659	$18	0.05
Savings deposits	371,188	1,406	1.50	348,290	772	0.88
Time deposits	430,752	3,321	3.06	351,454	1,998	2.26
Other borrowings	155,234	1,364	3.49	123,693	1,196	3.84
Subordinated Debentures	16,496	327	7.86	16,496	272	6.54
Total interest-bearing liabilities	1,154,247	6,520	2.24	989,592	4,256	1.71

Noninterest-bearing deposits	281,328			219,849
Accrued interest, taxes and other liabilities	12,660			5,502
Total liabilities	1,448,235			1,214,943

Total shareholders' equity	115,769			97,980
Total liabilities and shareholders' equity	$1,564,004			$1,312,923

Net interest income and margin (3)		$17,286	4.75%		$13,540	4.45%

(1)
Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $294,000 and $185,000 for the three months ended September 30, 2005 and 2004. Tax equivalent adjustments included in the taxable investment securities created by the dividends received deduction were $25,000 and $24,000 for the three months ended September 30, 2005 and 2004. The tax rate used was 35%.

(2)	Amounts of interest earned included net loan fees of $787,000 and $578,000 for the three months ended September 30, 2005 and 2004, respectively.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS
	Nine months ended			Nine months ended
	September 30, 2005			September 30, 2004
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
(Dollars in thousands)
Assets
Federal funds sold	$4,411	$91	2.76%	$9,605	$85	1.18%
Time deposits at other financial institutions	855	17	2.66	350	5	1.90
Taxable investment securities (1)	356,963	11,043	4.14	323,864	9,543	3.93
Nontaxable investment securities (1)	87,993	3,344	5.08	53,027	2,096	5.27
Loans, gross: (2)	947,022	51,572	7.28	799,997	40,657	6.77
Total interest-earning assets	$1,397,244	$66,067	6.32	$1,186,843	$52,386	5.88
Allowance for loan losses	(13,658)			(13,120)
Cash and due from banks	43,495			40,135
Premises and equipment, net	24,465			18,100
Interest receivable and other assets	59,095			50,959
Total assets	$1,510,641			$1,282,917

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$174,734	$160	0.12	$142,725	$50	0.05
Savings deposits	363,763	3,515	1.29	347,091	2,290	0.88
Time deposits	398,930	8,444	2.83	354,831	5,942	2.23
Other borrowings	166,113	4,152	3.34	115,339	3,428	3.96
Subordinated Debentures	16,496	972	7.88	16,496	801	6.47
Total interest-bearing liabilities	1,120,036	17,243	2.06	976,482	12,511	1.71

Noninterest-bearing deposits	268,343			205,897
Accrued interest, taxes and other liabilities	11,657			5,497
Total liabilities	1,400,036			1,187,876

Total shareholders' equity	110,605			95,041
Total liabilities and shareholders' equity	$1,510,641			$1,282,917

Net interest income and margin (3)		$48,824	4.67%		$39,875	4.49%

(1)
Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $819,000 and $333,000 for the nine months ended September 30, 2005 and 2004. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $97,000 and $81,000 for the nine months ended September 30, 2005 and 2004. The tax rate used was 35%.

(2)	Amounts of interest earned included net loan fees of $2,209,000 and $1,515,000 for the nine months ended September 30, 2005 and 2004, respectively.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

Net Interest Income Variance Analysis:

	Three months ended
	September 30, 2005 compared to September 30, 2004
(Dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold	$(56)	$31	$(25)
Time deposits at other financial institutions	-	1	1
Taxable investment securities	276	115	391
Tax-exempt investment securities	479	(24)	455
Loans	3,244	1,944	5,188
Total:	$3,943	$2,067	$6,010

Increase (decrease) in interest expense:
Interest bearing demand	$4	$80	$84
Savings deposits	54	580	634
Time deposits	513	810	1,323
Other borrowings	283	(115)	168
Subordinated Debentures	-	55	55
Total:	$854	$1,410	$2,264

Increase in net interest income	$3,089	$657	$3,746

	Nine months ended
	September 30, 2005 compared to September 30, 2004
(Dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold	$(20)	$26	$6
Time deposits at other financial institutions	9	3	12
Taxable investment securities	983	517	1,500
Tax-exempt investment securities	1,272	(24)	1,248
Loans	7,738	3,177	10,915
Total:	$9,982	$3,699	$13,681

Increase (decrease) in interest expense:
Interest bearing demand	$13	$97	$110
Savings deposits	114	1,111	1,225
Time deposits	791	1,711	2,502
Other borrowings	798	(74)	724
Subordinated Debentures	-	171	171
Total:	$1,716	$3,016	$4,732

Increase in net interest income	$8,266	$683	$8,949

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three and nine months ended September 30, 2005 was $1,035,000 and $1,356,000 compared with $879,000 and $2,183,000 for the three and nine months ended September 30, 2004, an increase of $156,000 and a decrease of $827,000 or 18% and 38%. See "Allowance for Loan Losses" contained herein. As of September 30, 2005 the allowance for loan losses was $14,598,000 or 1.42% of total loans which compares to the allowance for loan losses of $13,605,000 or 1.54% of total loans as of December 31, 2004. At September 30, 2005, nonperforming assets totaled $2,111,000 or 0.13% of total assets, nonperforming loans totaled $2,051,000 or 0.20% of total loans and the allowance for loan losses totaled 712% of nonperforming loans. At December 31, 2004, nonperforming assets totaled $4,454,000 or 0.31% of total assets, nonperforming loans totaled $4,394,000 or 0.50% of total loans and the allowance for loan losses totaled 310% of nonperforming loans. The primary reason the provision for loan loss decreased in 2005 compared to 2004 is a lower volume of charged-off and nonperforming loans. The Company had a net recovery of $159,000 and a net charge-off of $156,000 for the three months ended September 30, 2005 and September 30, 2004, respectively. The increased recoveries in 2005 were realized in the commercial and agricultural portfolios. The Company's charge-offs, net of recoveries, were $363,000 and $903,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover future losses inherent in the loan portfolio.

NONINTEREST INCOME

Noninterest income increased by $47,000 and $25,000 or 2% and less than 1% to $2,666,000 and $7,675,000 for the three and nine months ended September 30, 2005 compared with $2,619,000 and $7,650,000 for the same periods during 2004. Service charges on deposit accounts decreased by $87,000 and $208,000 or 5% and 4% to $1,554,000 and $4,447,000 for the three and nine months ended September 30, 2005 compared with $1,641,000 and $4,655,000 earned during for the same period in 2004. The decrease was primarily the result of demand deposit account growth obtained from existing customers in 2005 that resulted in larger balances per customer and a relatively smaller number of fee paying deposit customers. Also, the larger account balances reduced fees paid by deposit customers, especially commercial accounts that utilize account analysis to determine customer fees charged. Other noninterest income increased by $95,000 and $230,000 or 13% and 10% for the three and nine month periods ended September 30, 2005 when compared to the same periods in 2004. The primary reason for the increased other noninterest income in the current year was the receipt of $539,000 in death benefits received from a bank owned life insurance policy on a retired executive manager during the first quarter of 2005.

NONINTEREST EXPENSE

Noninterest expenses increased by $1,254,000 and $3,613,000 or 14% and 13% to $10,300,000 and $31,310,000 for the three and nine months ended September 30, 2005 compared with the $9,046,000 and $27,697,000 recorded during for the same periods in 2004. The primary components of noninterest expenses were salaries and related benefits, equipment expense, premises and occupancy expense, professional fees, marketing expense, supplies expense and other noninterest expenses.

For the three and nine months ended September 30, 2005, salaries and related benefits increased by $562,000 and $1,278,000 or 11% and 8% to $5,538,000 and $16,748,000 from the $4,976,000 and $15,470,000 recorded for the same periods in 2004. The increase was primarily the result of normal salary progression and increased support staff used in operations and regulatory compliance support functions. Premises and occupancy expenses increased by $215,000 or 22% and $723,000 or 29% to $1,205,000 and $3,256,000 for the three and nine months ended September 30, 2005 from $990,000 and $2,533,000 during the same periods in 2004. The primary reason for the increase in 2005 was the addition of a new customer support center in late 2004. Equipment expense increased by $246,000 and $575,000 or 31% and 24% to $1,035,000 and $2,936,000 for the three and nine months ended September 30, 2005 from the $789,000 and $2,361,000 recorded during the same periods in 2004. The additional equipment expenses were primarily the result of branch and department equipment upgrades. When comparing the results of the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004, professional fees increased by $83,000 or 25% for the three month period and increased $517,000 or 47% for the nine month period, supplies expense increased by $14,000 and $186,000 or 6% and 30%, marketing expenses decreased by $50,000 for the three months ended September 30, 2005 and increased $74,000 for the nine months ended September 30, 2005 or 18% and 9%, goodwill and intangible amortization expense decreased by $156,000 and $466,000 or 93% for both periods, and other noninterest expenses increased $340,000 and $726,000 or 26% and 17% from 2004 levels. Increased professional fees in 2005 were attributable to the costs associated with the Sarbanes-Oxley Act and Bank Secrecy Act (“BSA”) compliance efforts and increased internal and external audit expenses. The overall increase in marketing expenses was primarily the result of increased advertising expenses. The decreased marketing expenses for the three months ended September 30, 2005 when compared to the same period in 2004 were the result of decreased media marketing expenditures. The increase in supplies expenses was related to increased administrative supplies for the Company’s new customer support center. The decrease in intangible amortization expense was related to the complete amortization of the premium paid on branch deposits purchased from Bank of America in December 1997. The increase in other noninterest expenses was primarily the result of increased spending for telecommunications expenses related to the Company’s customer support center.

PROVISION FOR INCOME TAXES

The Company recorded an increase of $803,000 and $1,811,000 or 39% and 33% in the income tax provision to $2,845,000 and $7,350,000 for the three and nine months ended September 30, 2005 compared to the $2,042,000 and $5,539,000 recorded for the same periods in 2004. In 2005, the Company recorded an effective tax rate of 34% and 32% for the three and nine months ended September 30, 2005. This compares to an effective tax rate of 34%and 32% for the three and nine months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2005 was equivalent to the rate recorded during the same period in 2004 primarily due to the receipt of $539,000 in nontaxable bank owned life insurance death benefits during the first quarter of 2005, and increased nontaxable municipal interest income in 2005 that was offset by increased fully taxable income in 2005 over 2004 levels. The increased effective tax rate for the third quarter of 2005 was primarily the result of increased fully taxable income coupled with lower than anticipated Enterprise Zone related tax credits in the Company’s 2004 state tax return that was filed in September, 2005.

Financial Condition

Total assets at September 30, 2005 were $1,581,084,000, an increase of $132,637,000 or 9% compared with total assets of $1,448,447,000 at December 31, 2004. Net loans were $1,012,633,000 at September 30, 2005, an increase of $141,145,000 or 16% compared with net loans of $871,488,000 at December 31, 2004. Deposits were $1,288,508,000 at September 30, 2005, an increase of $134,351,000 or 12% compared with deposits of $1,154,157,000 at December 31, 2004. The increase in total assets of the Company between December 31, 2004 and September 30, 2005 was primarily funded by an increase in customer deposits. Cash inflows generated from the increased deposits were primarily used to fund growth in the loan portfolio, and to fund increased expenditures on branch and support operations facilities and equipment.

Total shareholders' equity was $117,979,000 at September 30, 2005, an increase of $14,498,000 or 14% from $103,481,000 at December 31, 2004. The growth was primarily due to retained earnings.

OFF-BALANCE SHEET COMMITMENTS

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2005	2004
Letters of credit	$16,610	$13,875
Commitments to extend credit	462,402	393,039
Total	$479,012	$406,914

In 2005, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. The reclassifications had no effect on the income before provision for income taxes as reported. The reclassified allowance for loan losses for the three and nine months ended September 30, 2005 and 2004, and for the year ended December 31, 2004, is presented on page 21 and 22 and the reserve for unfunded commitments is presented on page 24.

CASH VALUE OF LIFE INSURANCE

The Bank maintains certain cash surrender value life insurance policies to help offset the cost of employee benefit programs. They are also associated with a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. Income from these policies is reflected in noninterest income. At September 30, 2005, the Bank held $31,525,000 in cash surrender value life insurance, an increase of $3,163,000 from the $28,362,000 maintained at December 31, 2004.

INVESTMENT IN HOUSING TAX CREDIT LIMITED PARTNERSHIPS

The Bank invests in housing tax credit limited partnerships to help meet the Bank’s Community Reinvestment Act low income housing investment requirements and to obtain federal and state income tax credits. These partnerships provide the funding for low-income housing projects that might not otherwise be created. The Bank had invested $11,024,000 in these partnerships as of September 30, 2005 and $10,901,000 as of the year ended December 31, 2004, which represents an increase of $123,000 or 1%. The Company does not anticipate making additional significant investments in these partnerships during the remainder of 2005.

INVESTMENT SECURITIES

At September 30, 2005 equity securities included $14.7 million of preferred stock issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indexes ranging from the one year LIBOR interest rate to the five year U.S. Treasury rate. These securities have investment grade credit ratings from the securities rating agencies and are callable by the issuer at par. At September 30, 2005, the unrealized loss on these securities totaled $219,000 compared to a $209,000 unrealized gain at December 31, 2004, after recording a $3,709,000 other than temporary impairment charge during the fourth quarter of 2004.

NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans, loans 90 days or more past due, restructured loans and other real estate owned.

Nonperforming loans are those which the borrower fails to perform in accordance with the original terms of the obligation and include loans on nonaccrual status, loans past due 90 days or more and restructured loans. The Company generally places loans on nonaccrual status and accrued but unpaid interest is reversed against the current year's income when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of Company management, is deemed in the process of collection. Interest income on nonaccrual loans is recorded on a cash basis. Payments may be treated as interest income or return of principal depending upon management's opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additional loans not 90 days past due may also be placed on nonaccrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

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

The following table summarizes nonperforming assets of the Company at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
(Dollars in thousands)
Nonaccrual loans	$2,042	$4,394
Accruing loans past due 90 days or more	9	-
Total nonperforming loans	2,051	4,394
Other real estate owned	60	60
Total nonperforming assets	$2,111	$4,454

Nonperforming loans to total loans	0.20%	0.50%
Nonperforming assets to total assets	0.13%	0.31%

Contractual accrued interest income on loans on nonaccrual status as of September 30, 2005 and 2004, that would have been recognized if the loans had been current in accordance with their original terms was approximately $152,000 and $93,000, respectively.

At September 30, 2005, nonperforming assets represented 0.13% of total assets, a decrease of 18 basis points when compared to the 0.31% at December 31, 2004. Nonperforming loans represented 0.20% of total loans at September 30, 2005, a decrease of 30 basis points compared to the 0.50% at December 31, 2004. Nonperforming loans that were secured by first deeds of trust on real property were $1,958,000 and $4,390,000 at September 30, 2005 and December 31, 2004. The decrease in nonperforming loans and nonperforming assets was primarily the result of the continuation of a strong real estate market that has allowed for successful workouts on a few struggling commercial real estate and agricultural properties. Other forms of collateral such as inventory and equipment secured a portion of the nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

At September 30, 2005 and December 31, 2004, the Company had $60,000 invested in one property that had been acquired through foreclosure. The property was carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate, net of estimated selling costs, is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company does not expect to sell its one remaining property within the next twelve month period due to the fact that the property is subject to a lifetime tenancy for the current occupant of the residence. During the third quarter of 2005, no new foreclosure properties were acquired or sold. No assurance can be given that the Company will sell the remaining property during 2005, or at any time, or for the assigned value.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At September 30, 2005 and December 31, 2004, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at September 30, 2005 were $2,051,000 for which the Company has made provisions to the allowance for loan losses of approximately $305,000.

Except for loans that are disclosed above, there were no assets as of September 30, 2005, where known information about possible credit problems of the borrower caused the Bank’s management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the volume and complexity of the Bank's loan portfolio, however, it is always possible that current credit problems may exist that may not have been discovered by management.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the three months ended September 30, 2005 and 2004.

	September 30
(Dollars in thousands)	2005	2004
Allowance for Loan Losses:
Balance at beginning of period	$13,404	$13,081
Provision for loan losses	1,035	879
Charge-offs:
Commercial and agricultural	108	226
Real estate - mortgage	-	-
Consumer	89	164
Total charge-offs	197	390
Recoveries
Commercial and agricultural	313	162
Real-Estate - mortgage	-	-
Consumer	43	72
Total recoveries	356	234
Net charge-offs	(159)	156
Balance at end of period	$14,598	$13,804

Loans outstanding at period-end	$1,027,231	$857,980
Average loans outstanding	$1,009,059	$830,047

The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 2005 and 2004, and for the year ended December 31, 2004.

	September 30		December 31
(Dollars in thousands)	2005	2004	2004
Allowance for Loan Losses:
Balance at beginning of period	$13,605	$12,524	$12,524
Provision for loan losses	1,356	2,183	2,731
Charge-offs:
Commercial and agricultural	1,078	1,104	1,860
Real estate - mortgage	-	-	-
Consumer	240	316	436
Total charge-offs	1,318	1,420	2,296
Recoveries
Commercial and agricultural	783	305	344
Real-Estate - mortgage	-	-	12
Consumer	172	212	290
Total recoveries	955	517	646
Net charge-offs	363	903	1,650
Balance at end of period	$14,598	$13,804	$13,605

Loans outstanding at period-end	$1,027,231	$857,980	$885,093
Average loans outstanding	$947,022	$799,997	$813,050

Annualized net charge-offs to average loans	0.05%	0.15%	0.20%
Allowance for loan losses
To total loans	1.42%	1.61%	1.54%
To nonperforming loans	711.75%	325.11%	309.63%
To nonperforming assets	691.52%	320.58%	305.46%

The Company maintains an allowance for loan losses at a level considered by the Company’s management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the overall adequacy of the allowance for loan losses, management takes into consideration growth trends in the portfolio, examinations by financial institution supervisory authorities, prior loan loss experience, concentrations of credit risk, delinquency trends, general and local economic conditions, loan security, the interest rate environment and internal and external credit reviews. In addition, the risks management considers vary depending on the nature of specific loans. The normal risks considered by management with respect to agricultural loans include the fluctuating value of the collateral, changes in weather conditions and the availability of adequate water resources in the Company's local market area. The normal risks considered by management with respect to real estate construction loans include fluctuation in real estate values, the demand for improved commercial and industrial properties and housing, the availability of permanent financing in the Company's market area and the borrowers' ability to obtain permanent financing. The normal risks considered by management with respect to real estate mortgage loans include fluctuations in the value of real estate. Additionally, the Company relies on data obtained through independent appraisals for significant properties to determine loss exposure on nonperforming loans.

The Company uses a method developed by management for determining the appropriate level of its allowance for loan losses. This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Company's loan grading and classification system. The Company grades its loans through internal reviews. In addition, the Company periodically subjects loans to external reviews whose reports are assessed by the Company's audit committee and management. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. General reserves are applied to various categories of loans at percentages ranging up to 1.8% based on the Company's assessment of credit risks for each category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or "Special Mention" carry a risk factor from 1.0% to 2.0%; (ii) "Substandard" loans carry a risk factor from 15% to 40% depending on collateral securing the loan, if any; (iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. In addition, a portion of the allowance is specially allocated to identified problem credits. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded a provision for loan losses in the three and nine months ended September 30, 2005 of $1,035,000 and $1,356,000 compared with $879,000 and $2,183,000 in the same periods of 2004. The increase in loan loss provision for the three months ended September 30, 2005 compared to the same period in 2004 was caused by an increase in graded loans. In the opinion of management the increase in graded loans relates to individual borrower difficulties, and are not indicative of any industry or market deterioration in our marketplace. The decrease for the first nine months of 2005 compared to the same periods in 2004 was related to an overall improvement in nonperforming loans. The Company had a net recovery of $159,000 for the three months ended September 30, 2005 compared to a net charge-off of $156,000 for the same period in 2004. The increased recoveries in 2005 were realized in the commercial and agricultural portfolios. The Company's charge-offs, net of recoveries, were $363,000 for the nine months ended September 30, 2005 compared with $903,000 for the same nine months in 2004. The decrease primarily occurred due to increased recoveries obtained from the commercial and agricultural segment of the loan portfolio that occurred in the third quarter of 2005. The increased recoveries in this segment were primarily attributable to recoveries specific to individual borrowers rather than market or industry conditions that apply to a broader customer base.

As of September 30, 2005, the allowance for loan losses was $14,598,000 or 1.42% of total loans outstanding, compared with $13,605,000 or 1.54% of total loans outstanding as of December 31, 2004 and $13,804,000 or 1.61% of total loans outstanding as of September 30, 2004.

The allowance is based on estimates and ultimate future losses may vary from current estimates. It is possible that future economic or other factors may adversely affect the Company's borrowers, and thereby cause future loan losses to exceed the current allowance. In addition, there can be no assurance that future economic or other factors will not adversely affect the Company's borrowers, or that the Company's asset quality will not deteriorate through rapid growth, failure to enforce underwriting standards, failure to maintain appropriate underwriting standards, failure to maintain an adequate number of qualified loan personnel, failure to identify and monitor potential problem loans, increased market competition, adverse economic conditions, or for other reasons, and thereby cause loan losses to exceed the current allowance.

The allocation of the allowance to loan categories is an estimate by management of the relative risk characteristics of loans in those categories. No assurance can be given that future losses in one or more loan categories will not exceed the portion of the allowance allocated to that category or even exceed the entire allowance.

RESERVE FOR UNFUNDED LENDING COMMITMENTS

The reserve for unfunded lending commitments at September 30, 2005 and 2004, and December 31, 2004, is presented below.

	September 30		December 31
	2005	2004	2004
(Dollars in thousands)
Balance at the beginning of period	$679	$739	$739
Increase (reduction) in accruals for credit commitment losses	24	(182)	(60)
Balance at the end of period	$703	$557	$679

In 2005, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. The reclassifications had no effect on the income before provision for income taxes as reported. Prior periods have been adjusted for the reclassification.

EXTERNAL FACTORS AFFECTING ASSET QUALITY

As a result of the Company's loan portfolio mix, the future quality of its assets could be affected by adverse economic trends in its region or in the agricultural community. These trends are beyond the control of the Company.

California is an earthquake-prone region. Accordingly, a major earthquake could result in material loss to the Company. At times the Company's service area has experienced other natural disasters such as floods and droughts. The Company's properties and substantially all of the real and personal property securing loans in the Company's portfolio are located in California. The Company faces the risk that many of its borrowers face uninsured property damage, interruption of their businesses or loss of their jobs from earthquakes, floods or droughts. As a result these events, borrowers may be unable to repay their loans in accordance with their terms and the collateral for such loans may decline significantly in value. The Company's service area is a largely agricultural region and therefore is highly dependent on a reliable supply of quality water for irrigation purposes. Water supply can be adversely affected by light snowfall over one or more winters, draught or by any diversion of water from its present natural courses. Any such natural disaster could impair the ability of many of the Company's borrowers to meet their obligations to the Company.

Parts of California have experienced significant floods in the late 1990s. No assurance can be given that future flooding will not have an adverse impact on the Company and its borrowers and depositors.

LIQUIDITY

In order to maintain adequate liquidity, the Company must have sufficient resources available at all times to meet its cash flow requirements. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. The Company may achieve desired liquidity from both assets, liabilities and retained earnings. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential sales of loans, investments and real estate as sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity. The company’s primary source of liquidity is from dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. The Company's liquid assets, as defined above totaled $294,818,000 and $330,358,000 on September 30, 2005 and December 31, 2004, respectively, and constituted 19% and 23% of total assets on both those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $364,612,000 at September 30, 2005 compared with $321,688,000 at December 31, 2004.

Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Bankers' Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $283,407,000 of which $140,650,000 was outstanding as of September 30, 2005, and lines of credit aggregating $217,832,000 as of December 31, 2004 of which $155,326,000 was outstanding as of December 31, 2004. The decrease in borrowings outstanding during the first nine months of 2005 was mainly the result of a decrease in the investment portfolio. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed foreseeable levels. Deposit withdrawals can increase if the Bank experiences financial difficulties, receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

CAPITAL RESOURCES

The Company’s capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $14,498,000 or 14% from December 31, 2004 to September 30, 2005. This increase was caused by the retention of accumulated earnings.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial condition and liquidity. Management believes, as of September 30, 2005, that the Company and the Bank met all applicable capital requirements. The Company’s leverage capital ratio at September 30, 2005 was 8.53% as compared with 8.46% as of December 31, 2004. The Company’s total risk based capital ratio at September 30, 2005 was 11.50% as compared to 11.55% as of December 31, 2004.

In the opinion of management, the Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of September 30, 2005 and were summarized as follows:

Dollars in thousands	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
Consolidated	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005
Total capital (to risk weighted assets)	$148,629	11.50%	$103,416	8.0%	$129,270	10.0%
Tier 1 capital (to risk weighted assets)	133,328	10.31	51,708	4.0	77,562	6.0
Leverage ratio*	133,328	8.53	62,503	4.0	78,128	5.0

The Bank:
As of September 30, 2005
Total capital (to risk weighted assets)	$136,149	10.56%	$103,154	8.0%	$128,942	10.0%
Tier 1 capital (to risk weighted assets)	120,848	9.37	51,577	4.0	77,365	6.0
Leverage ratio*	120,848	7.75	62,403	4.0	78,004	5.0

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

On October 26, 2004, the Bank entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (“FRBSF”) relating to certain deficiencies identified by the FRBSF with respect to the Bank’s compliance with Bank Secrecy Act (“BSA”) and other applicable laws and regulations relating to anti-money laundering (“AML”). CCOW has filed a Form 8-K on October 28, 2004.

The banking industry, including the Bank, is subject to significantly increased regulatory scrutiny and enforcement regarding BSA matters. Under the Agreement, the Bank will, among other actions to be taken, (i) develop a written program designed to improve the Bank’s system of internal controls to ensure compliance with applicable provisions of the BSA; (ii) develop an enhanced written customer due diligence program designed to reasonably ensure the identification and reporting of all known or suspected violations of law and suspicious transactions against or involving the Bank; (iii) establish enhanced written policies and procedures designed to strengthen the Bank’s internal controls and internal audit program, and (iv) submit quarterly progress reports to the FRBSF detailing actions taken to secure compliance with the Agreement.

The Bank has made significant progress in addressing the deficiencies identified by the FRBSF. The compliance effort has entailed certain additional expenditures. In addition, while the Agreement is in place, its effect may be to limit the Bank’s ability to engage in certain expansionary activity. Neither of these effects are expected to have a material adverse impact on the financial condition nor results of operations of the Bank or the Company.

DEPOSITS

Deposits are the Company's primary source of operating and investment funds. At September 30, 2005, the Company had a deposit mix of 29% in savings deposits, 34% in time deposits, 15% in interest-bearing checking accounts and 22% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its costs of funds.

The Company obtains deposits primarily from within the communities it serves. No material portion of its deposits has been obtained from, or is dependent, on any one person or industry. The Company's business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced competitively. At September 30, 2005, the Company had brokered deposits of $20,966,000 and $99,000 at December 31, 2004.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004
(Dollars in thousands)
Three months or less	$64,450	$77,105
Over three to six months	71,046	20,366
Over six to twelve months	45,907	38,086
Over twelve months	45,331	31,183
Total	$226,734	$166,740

Borrowed Funds

Borrowed funds decreased by $18,970,000 or 12% to $145,149,000 at September 30, 2005 compared to the $164,119,000 outstanding at December 31, 2004. The decrease in borrowed funds during the first nine months of 2005 was primarily due to the decrease in investments including held to maturity, available for sale, and fed funds sold.

Return on Equity and Assets

	Three months ended	Three months ended	Year ended
	September 30	September 30	December 31
	2005	2004	2004

Annualized return on average assets	1.39%	1.21%	0.94%
Annualized return on average equity	18.84%	16.26%	12.69%
Dividend payout ratio	9.62%	13.16%	16.81%
Average equity to average assets	7.40%	7.46%	7.41%

	Nine months ended	Nine months ended	Year ended
	September 30	September 30	December 31
	2005	2004	2004

Annualized return on average assets	1.37%	1.20%	0.94%
Annualized return on average equity	18.77%	16.14%	12.69%
Dividend payout ratio	10.05%	13.42%	16.81%
Average equity to average assets	7.32%	7.41%	7.41%

Impact of Inflation

The primary impact of inflation on the Company is its effect on interest rates. The Company’s primary source of income is net interest income which is affected by changes in interest rates. The Company attempts to limit inflation’s impact on its net interest margin through management of rate sensitive assets and liabilities and the ongoing analysis of interest rate sensitivity. The effect of inflation on premises and equipment, as well as on interest expenses, was not significant for the periods covered in this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, the Company is exposed to market risk which includes both price and liquidity risk. Price risk is created from fluctuations in interest rates and the mismatch in repricing characteristics of assets, liabilities, and off balance sheet instruments at a specified point in time. Mismatches in interest rate repricing among assets and liabilities arise primarily through the interaction of the various types of loans versus the types of deposits that are maintained as well as from management's discretionary investment and funds gathering activities. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company's exposure to market risk. Quarterly analysis of the Company’s assets and liabilities under both increasing and decreasing interest rate environments are performed to insure the Company does not assume a magnitude of risk that is outside approved policy limits.

The Company’s success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company’s net interest income to adverse movements in interest rates. Although the Company manages other risks, such as credit and liquidity risk in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material impact on the Company’s financial condition and results of operations. Correspondingly, the overall strategy of the Company is to manage interest rate risk, through its balance sheet structure, to be interest rate neutral.

The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (“ALCO”). ALCO establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. ALCO is also involved in formulating the economic projections for the Company’s annual budget and strategic plan. ALCO sets specific rate sensitivity limits for the Company. ALCO monitors and adjusts the Company’s exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. Balance sheet management personnel monitor the asset and liability changes on an ongoing basis and provide report information and recommendations to ALCO in regards to those changes.

The marketplace has experienced a significant increase in short term interest rates over the last fifteen months. In June, 2004, the federal funds rate was 1% and the prime rate was 4%. By September 20, 2005, after consecutive 25 basis point increases in the fed funds rate by the Federal Reserve Board of Governors, the federal funds rate was 3.75% and the prime rate was 6.75%. In order to reduce some of the interest rate sensitivity in the Company’s balance sheet, on August 26, 2005, the Company purchased an option contract at a premium of $1,270,000 from Wachovia Bank that specifies the Company shall receive the difference between 6.5% and the prime rate for the month if the prime rate falls below 6.5% on the measurement date each month, during the five year term ending August 25, 2010, on $100,000,000 of the Company’s prime indexed loans. Management believes this option contract will lower the interest rate sensitivity, of the Company’s balance sheet, to declining interest rates, at a reasonable cost. If interest rates were to suddenly and materially decline from levels experienced during 2005, the Company could become susceptible to an increased level of market risk.

It is the opinion of management, with the purchase of the option contract described in the preceding paragraph, there has been no material change in the Company’s market risk position exposure during the first nine months of 2005 when compared to the level of market risk at December 31, 2004. If interest rates were to suddenly and materially fall from levels experienced during the first nine months of 2005, the Company could become susceptible to an increased level of market risk.

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

Changes In Internal Control over Financial Reporting

There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CAPITAL CORP OF THE WEST

(Registrant)

Date: November 3, 2005	By /s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: November 3, 2005	By /s/ R. Dale McKinney
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