Form 10-K
period 2005-12-31
CAPITAL CORP OF THE WEST
filed 2006-03-14
CIK 1004740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

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
Common Stock, no par value;
Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act~~.~~) . Yes ☐ No ☑

Aggregate market value of the voting stock held by nonaffiliates of the Registrant was $271,967,260.50 (based on the $27.75 average of bid and ask prices per common share on June 30, 2005).

The number of shares outstanding of the Registrant's common stock, no par value, as of February 1, 2006 was 10,575,361.

Documents incorporated by reference:
Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14 and portions of the Annual Report to Shareholders for 2005 are incorporated by reference in Part II, Item 5 through 8.

Capital Corp of the West

Page	Reference
PART I
PART II
PART III
PART IV

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

Readers of the Company’s Annual Report and Form 10-K should not rely solely on forward looking statements and should consider all uncertainties and risks discussed under "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Critical Accounting Policies and Estimates” and “-Risk Factors” on pages 40 through 41, and pages 53 through 55, respectively, of the Company's 2005 Annual Report to Shareholders, as well as elsewhere throughout this report. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; or sell or buy participations of loans; the quality and adequacy of management of the borrower, developments in the industry the borrower is involved in, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company. The Company is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, and deposits. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and state regulators, whose policies and regulations could affect the Company’s results.

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

General Development of the Company

General
Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company's primary asset is the Bank and the Bank is the Company's primary source of income. As of February 1, 2006, the Company had outstanding 10,575,361 shares of Common Stock, no par value, held by approximately 2,700 shareholders. There were no preferred shares outstanding at February 1, 2006. The Company has one wholly-owned inactive nonbank subsidiary, Capital West Group (“CWG”) at December 31, 2005. The Bank has three wholly-owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”) and County Investment Trust (“REIT”). CAA is currently inactive. All references herein to the Company includes direct subsidiaries of the Company as well as the Bank and the Bank's subsidiaries, unless the context otherwise requires.

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

Industry & Market Area
The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, Sacramento, San Francisco, San Joaquin, Stanislaus, and Tuolomne counties. The Bank has twenty-two full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Hilmar, Los Banos, Sacramento, Sonora, Stockton, two offices in Modesto and two offices in Turlock. In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa. During 1999, the Bank opened its first office in Fresno, and in 2000 expanded its presence in Fresno by adding an additional office. On January 18, 2001 the Bank opened a loan production office in San Francisco that during 2001 was converted into a full service branch. During 2003 and 2004, the Bank added one full service branch facility in Fresno each year. During 2005 the Bank opened a loan production office in Sacramento which was converted into a full service branch and opened a full service branch in Clovis. The Bank’s administrative headquarters also provides accommodations for the activities of MAID, the Bank's wholly-owned real estate subsidiary.
(See "ITEM 2. PROPERTIES")

Competition
The Company's primary market area consists of Fresno, Madera, Mariposa, Merced, Sacramento, San Francisco, San Joaquin, Stanislaus, and Tuolumne counties and nearby communities. The banking business in California generally, and specifically in the Company's primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company or through its correspondent banks. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

Smaller independent financial institutions, savings and loans and credit unions also serve as competition in our service area. In the past, the Bank's principal competi-tors for deposits and loans have been other banks (particu-larly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, credit card companies, and even retail establishments offer investment vehicles, such as money-market funds, which also compete with banks. The direction of federal legislation in recent years seems to favor competition between different types of financial institu-tions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

To compete effectively in our service area, the Bank relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff. For customers whose loan demands exceed the Bank's lending limits, the Bank seeks to arrange funding for such loans on a par-tici-pation basis with its correspondent banks or other independent commercial banks. The Bank also assists customers requiring services not offered by the Bank to obtain such services from its correspondent banks.

See also the discussion under “Regulation and Supervision - Financial Services Modernization Legislation.”

Bank's Services and Markets

Bank
The Bank conducts a general commercial banking business including the acceptance of demand (includes interest bearing), savings and time deposits. The Bank also offers commercial, agriculture, real estate, personal, home improvement, home mortgage, automobile, credit card and other installment and term loans. The Bank offers travelers' checks, safe deposit boxes, banking-by-mail, drive-up facilities, 24-hour automated teller machines, trust services, and other customary banking services to its customers.

The five general areas in which the Bank has directed its lendable assets are (i) real estate mortgage loans, (ii) commercial loans, (iii) agricultural loans, (iv) real estate construction loans, and (v) consumer loans. As of December 31, 2005, these five categories accounted for approximately 44%, 25%, 7%, 16% and 8%, respectively, of the Bank's loan portfolio.

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

The principal sources of the Bank's revenues are (i) interest and fees on loans, (ii) interest on investment securities (principally U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal and corporate bonds), and (iii) service charges on deposit accounts and other noninterest income. For the year ended December 31, 2005, these sources comprised approximately 72%, 18%, and 10% respectively, of the Bank's total interest and noninterest income.

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

Federal law now precludes banks from engaging in real estate development. At December 31, 2005, MAID held no real estate investments for sale. The last remaining real estate parcel held by MAID was sold during 2000. MAID does not currently intend to purchase or develop any new investment properties for sale or lease. During 2005, MAID owned, operated, and maintained the County Bank Merced downtown branch and County Bank administration building. MAID may only serve as owner for additional branch premise properties in the future. The state regulatory charter for MAID was changed in 2001 to only allow MAID to invest in additional branch premises property.

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

Employees

As of December 31, 2005, the Company employed a total of 370 full-time equivalent employees. The Company believes that employee relations are excellent.

Seasonal Trends in the Company's Business

Although the Company does experience some immaterial seasonal trends in deposit growth and funding of its agricultural and construction loan portfolios, in general the Company's business is not seasonal.

Operations in Foreign Countries

The Company conducts no operations in any foreign country.

Other Financial Information:

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No 123 (Revised 2004) on January 1, 2006 which becomes effective for accounting periods beginning January 1, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations. The impact on prior years is discussed in Note 1 under the section titled “Stock Option Plan”.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impracticable to determine either the period - specific effects of the cumulative effect of the change. When it is impracticable to determine the period - specific effects of an accounting change on one or more individual prior periods presented, the new accounting principle is to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment made to the opening balance of retained earnings or other components of equity for that period. If it is impracticable to determine the cumulative effect of applying a change in accounting principle, the new accounting principle is to be applied prospectively from the earliest date practicable. If retrospective application for all periods is impracticable, the method used to report the change and the reason that retrospective application is impracticable are to be disclosed. The Company adopted SFAS No. 154 on December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a significant effect on the Company’s Consolidated Financial Statements.

REGULATION AND SUPERVISION

REGULATORY ENVIRONMENT
The banking and financial services industry is heavily regulated. Regulations, statutes and policies affecting the industry are frequently under review by Congress and state legislatures, and by the federal and state agencies charged with supervisory and examination authority over banking institutions. Changes in the banking and financial services industry can be expected to occur in the future. These changes may create new competitors in geographic and product markets which have historically been limited by law to bank institutions, such as the Bank. Changes in the regulation, statutes or policies that impact the Company and the Bank cannot necessarily be predicted and may have a material effect on their business and earnings.

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

The BHCA includes minimum capital requirements for bank holding companies. See section titled “Regulation and Supervision - Regulatory Capital Requirements”. Regulations and policies of the FRB also require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and that it should maintain the financial flexibility and capital-raising capacity needed to obtain additional resources for assisting the subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

COUNTY BANK
County Bank is a California state-licensed bank. The Bank is a member of the Federal Reserve System. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) and thus is subject to the rules and regulations of the FDIC pertaining to deposit insurance, including deposit insurance assessments. The Bank is subject to regulation and supervision by the FRB and the California Department of Financial Institutions (the "Department" or “DFI”). Applicable federal and state regulations address many aspects of the Bank's business and activities, including investments, loans, borrowings, transactions with affiliates, branching, reporting and other areas. County Bank may acquire other banks or branches of other banks with the approval of the FRB and the Department. County Bank is subject to examination by both the FRB and the Department.

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

Federal regulation has established five tiers of capital measurement, ranging from "well capitalized" to "critically undercapitalized." Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks. If a bank does not meet the minimum capital requirements set by its regulators, the regulators are compelled to take certain actions, which may include a prohibition on the payment of dividends to a parent holding company and requiring adoption of an acceptable plan to restore capital to an acceptable level. Failure to comply will result in further sanctions, which may include orders to raise capital, merge with another institution, restrict transactions with affiliates, limit asset growth or reduce asset size, divest certain investments and /or elect new directors. It is the Company’s intention to maintain risk-based capital ratios for itself and for the Bank at above the minimum for the "well capitalized" level (6% Tier 1 risk-based; 10% total risk-based) and to maintain the leverage capital ratio for County Bank above the 5% minimum for "well-capitalized" banks. At December 31, 2005, the Company's leverage, Tier 1 risk-based and total risk-based capital ratios were 8.57%, 10.01% and 11.13%, and the Bank's leverage, Tier 1 risk-based and total risk-based capital ratios were 7.80%, 9.12% and 10.24%. No assurance can be given that the Company or the Bank will be able to maintain capital ratios in the "well capitalized" level in the future.

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

An undercapitalized institution is required to submit an acceptable capital restoration plan to its primary federal bank regulatory agency. The plan must specify (a) the steps the institution will take to become adequately capitalized, (b) the capital levels to be attained each year, (c) how the institution will comply with any regulatory sanctions then in effect against the institution and (d) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan “is based on realistic assumptions, and is likely to succeed in restoring the institution’s capital” and “would not appreciably increase the risk to which the institution is exposed.” A requisite element of an acceptable capital restoration plan for an undercapitalized institution is a guaranty by its parent holding company that the institution will comply with the capital restoration plan. Liability with respect to this guaranty is limited to the lesser of (i) 5% of the institution’s assets at the time when it becomes undercapitalized and (ii) the amount necessary to bring the institution into capital compliance with applicable capital standards as of the time when the institution fails to comply with the plan. The guaranty liability is limited to companies controlling the undercapitalized institution and does not affect other affiliates. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment over the claims of other creditors, including the holders of the company’s long-term debt.

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

LIMITATIONS ON ACTIVITIES

On December 15, 2005 the Federal Reserve Bank of San Francisco (“FRBSF”) lifted the written agreement (“Agreement”) that was entered into on October 26, 2004 with County Bank. Under the Agreement, the Bank, among other actions taken, (i) developed a written program designed to improve the Bank's system of internal controls to ensure compliance with applicable provisions of the Bank Secrecy Act; (ii) developed an enhanced written customer due diligence program designed to reasonably ensure the identification and reporting of all known or suspected violations of law and suspicious transactions against or involving the Bank; (iii) established enhanced written policies and procedures designed to strengthen the Bank's internal controls and audit program, and (iv) submitted quarterly progress reports to the FRBSF detailing actions taken to secure compliance with the Agreement.

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

INSURANCE PREMIUMS AND ASSESSMENTS
The FDIC has authority to impose a special assessment on members of the BIF to ensure that there will be sufficient assessment income for repayment of BIF obligations and for any other purpose which it deems necessary. The FDIC is authorized to set semi-annual assessment rates for BIF members at levels sufficient to maintain the BIF's reserve ratio to a designated level of 1.25% of insured deposits. The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is “well capitalized,” “adequately capitalized,” or “undercapitalized.” Each insured depository institution is also assigned to "supervisory subgroup" A, B or C. Subgroup A institutions are financially sound institutions with no more than a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each member institution an annual FDIC assessment rate which, as of the date of this report, varies between 0.0% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). Insured institutions are not permitted to disclose their risk assessment classification.

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

COMMUNITY REINVESTMENT ACT
The Community Reinvestment Act ("CRA") requires banks to identify the communities served by the bank's offices and to identify the types of credit the bank is prepared to extend within such communities. It also requires the bank's regulators to assess the bank's performance in meeting the credit needs of its community and to take that assessment into consideration in reviewing applications for mergers, acquisitions and other transactions. During January, 2005, a CRA examination was completed. The Bank was assigned a CRA rating of “outstanding” as of this examination.

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

INTERSTATE BANKING
Bank holding companies (including bank holding companies that also are financial holding companies) are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

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

The Modernization Act also includes a new section of the Federal Deposit Insurance Act which governs subsidiaries of state banks that engage in activities as principal that would only be permissible for a national bank to conduct in a financial subsidiary. The Act expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California currently permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Modernization Act to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as are applicable to national banks. In the opinion of management, the Bank currently meets those requirements.

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

Selected Statistical Information

The following tables on pages 17 through 23 present certain statistical information concerning the business of the Company. This informa-tion should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" incorporated in ITEM 7 of this report by reference to pages 39 through 55 of the Company's 2005 Annual Report to Shareholders and with the Company's Consolidated Financial Statements and the Notes thereto incorporated in Item 8 of this report by reference to pages 59 through 88 of the Company's 2005 Annual Report to Shareholders. The statistical information that follows is based on average daily amounts.

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

	For the years ended December 31,
	2005			2004			2003
	Average			Average			Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold	$10,981	$401	3.65%	$16,604	$266	1.60%	$26,673	$274	1.03%
Time deposits at other financial institutions	728	20	2.75	670	15	2.24	504	8	1.59
Nontaxable investment securities(1)	90,531	4,581	5.06	56,057	2,937	5.24	30,946	1,793	5.79
Taxable investment securities(1)	351,948	14,478	4.11	325,933	12,908	3.96	287,158	11,965	4.17
Loans, gross (2)	968,492	71,924	7.43	813,050	55,303	6.80	687,419	48,948	7.12
Total interest-earning assets	1,422,680	91,404	6.42	1,212,314	71,429	5.89	1,032,700	62,988	6.10
Allowance for loan losses	(13,937)			(14,001)			(13,413)
Cash and due from banks	45,142			40,475			35,454
Premises and equipment, net	25,264			18,881			15,069
Interest receivable and other assets	60,495			51,854			42,379
Total assets	$1,539,644			$1,309,523			$1,112,189
Liabilities and shareholders' equity
Negotiable orders of withdrawal	$183,017	$411	0.22%	$148,951	$70	0.05%	$122,927	$57	0.05%
Savings deposits	372,292	5,318	1.43	350,270	3,165	0.90	274,988	2,691	0.98
Time deposits	410,974	12,259	2.98	356,184	8,053	2.26	349,223	8,503	2.43
Subordinated debentures	16,496	1,351	8.19	16,496	1,152	6.98	6,607	648	9.81
Other borrowings	156,807	5,381	3.43	121,585	4,657	3.83	104,920	4,354	4.15
Total interest-bearing liabilities	1,139,586	24,720	2.17	993,486	17,097	1.72	858,665	16,253	1.89
Noninterest-bearing deposits	274,750			213,864			164,919
Accrued interest, taxes and other liabilities	12,289			5,081			5,607
Total liabilities	1,426,625			1,212,431			1,029,191

Total shareholders' equity	113,019			97,092			82,998

Total liabilities and shareholders’ equity	$1,539,644			$1,309,523			$1,112,189

Net interest income and margin (3)		$66,684	4.69%		$54,332	4.49%		$46,735	4.53%

(1)
Tax-equivalent adjustments recorded at the statutory rate of 35% that are included in nontaxable investment securities income totaled $1,116,000, $726,000, and $442,000 in 2005, 2004, and 2003, respectively. Tax equivalent income adjustments included in the nontaxable investment securities income were derived from nontaxable municipal interest income. Tax equivalent income adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities income were created by a dividends received deduction of $124,000, $132,000, and $133,000 in 2005, 2004, and 2003, respectively.

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

(Dollars in thousands)	2005 Compared to 2004			2004 Compared to 2003
Net Interest Income Variance Analysis	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$11,229	$5,392	$16,621	$6,903	$(548)	$6,355
Taxable investment securities	1,057	513	1,570	1,091	(148)	943
Nontaxable investment securities	1,669	(25)	1,644	1,187	(43)	1,144
Federal funds sold	(7)	142	135	(34)	26	(8)
Time deposits at other institutions	1	4	5	3	4	7
Total	13,949	6,026	19,975	9,150	(709)	8,441
Increase (decrease) in interest expense:
Interest-bearing demand deposits	19	322	341	13	-	13
Savings deposits	210	1,943	2,153	526	(52)	474
Time deposits	1,367	2,839	4,206	42	(492)	(450)
Subordinated Debentures	-	199	199	588	(84)	504
Other borrowings	845	(121)	724	350	(47)	303
Total	2,441	5,182	7,623	1,519	(675)	844
Increase (decrease) in net interest income	$11,508	$844	$12,352	$7,631	$(34)	$7,597

Investment Portfolio Maturities

The following table sets forth the maturities of debt securities at December 31, 2005 and the weighted average yields of such securities calculated on a book value basis using the weighted average yield within each scheduled maturity grouping. Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for sale debt securities:
U.S. Government agencies	$-	-%	$30,449	3.79%	$9,785	4.65%	$-	-%	$40,234
State and political subdivisions	-	-	-	-	253	3.63	1,033	3.35	1,286
Mortgage-backed securities	-	-	7,639	3.83	47,818	4.06	152,714	4.89	208,171
Collateralized Mortgage Obligations	-	-	-	-	-	-	32,416	3.70	32,416
Corporate debt securities	-	-	-	-	-	-	-	-	-
Held to maturity debt securities:
U.S. Government agencies	-	-	-	-	-	-	-	-	-
State and political subdivisions	-	-	9,265	4.30	23,162	4.23	67,618	3.50	100,045
Mortgage-backed securities	-	-	-	-	643	7.27	61,841	4.94	62,484
Collateralized Mortgage Obligations	-	-	-	-	-	-	18,496	4.01	18,496
Total debt securities	$-	-%	$47,353	3.90%	$81,661	4.20%	$334,118	4.45%	$463,132

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

	By Repricing Interval As of December 31, 2005
(Dollars in thousands)	Within three months	After three months, within one year	After one year, within five years	After five years	Noninterest-bearing Funds	Total
Assets
Federal funds sold	$30,250	$-	$-	$-	$-	$30,250
Time deposits at other institutions	100	250	-	-	-	350
Investment securities	7,191	570	56,842	406,475	28,102	499,180
Loans	170,235	275,175	231,557	391,929	-	1,068,896
Noninterest-earning assets and allowance for loan losses	-	-	-	-	158,080	158,080
Total assets	$207,776	$275,995	$288,399	$798,404	$186,182	$1,756,756
Liabilities and shareholders’ equity
Demand deposits	$-	$-	$-	$-	$310,284	$310,284
Savings, money market & NOW deposits	643,175	-	-	-	-	643,175
Time deposits	157,237	139,552	152,568	1,684	-	451,041
Other interest-bearing liabilities	33,474	8,884	36,500	122,870	-	201,728
Subordinated Debentures	-	-	-	16,496	-	16,496
Other liabilities and shareholders’ equity	-	-	-	-	134,032	134,032
Total liabilities and shareholders’ equity	$833,886	$148,436	$189,068	$141,050	$444,316	$1,756,756

Interest rate sensitivity gap	$(626,110)	$127,559	$99,331	$657,354	$(258,134)

Cumulative interest rate sensitivity gap	$(626,110)	$(498,551)	$(399,220)	$258,134	$-

Loan Portfolio

At December 31, 2005, the Company had approximately $495,313,000 in undisbursed loan commitments. This compares with $393,039,000 at December 31, 2004. Standby and performance letters of credit were $15,160,000 and $13,875,000, at December 31, 2005 and 2004. For further information about the composition of the Company's loan portfolio see the information in "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Risk Management and Asset Quality,” incorporated by reference to page 47 of the Company's 2005 Annual Report to Shareholders.

The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

(Dollars in thousands)	December 31,
	2005	2004	2003	2002	2001
	Amount	Amount	Amount	Amount	Amount
Commercial and agricultural	$347,104	$298,122	$288,138	$242,157	$215,115
Real estate -construction	167,992	97,396	89,652	78,064	57,989
Real estate - mortgage	471,266	416,385	318,624	244,468	187,586
Consumer installment	82,534	73,190	67,838	69,084	71,730
Total	$1,068,896	$885,093	$764,252	$633,773	$532,420

The table that follows shows the maturity distribution of the portfolio of commercial and agricultural, real estate construction, real estate mortgage and installment loans on December 31, 2005 by fixed and floating rate attributes:

	December 31, 2005
	Within	One to	Over
(Dollars in thousands)	One Year	Five Years	Five Years	Total

Commercial and agricultural
Loans with floating rates(1)	$183,185	$71,723	$21,976	$276,884
Loans with predetermined rates	28,988	33,802	7,430	70,220
Subtotal	212,173	105,525	29,406	347,104

Real Estate—Construction
Loans with floating rates	140,302	20,923	304	161,529
Loans with predetermined rates	6,463	-	-	6,463
Subtotal	146,765	20,923	304	167,992

Real Estate—Mortgage
Loans with floating rates	48,626	65,151	241,676	355,453
Loans with predetermined rates	7,793	36,020	72,000	115,813
Subtotal	56,419	101,171	313,676	471,266

Consumer installment
Loans with floating rates(1)	960	220	45,428	46,608
Loans with predetermined rates	2,006	9,126	24,794	35,926
Subtotal	2,966	9,346	70,222	82,534

Total	$418,323	$236,965	$413,608	$1,068,896
(1) All Cash Reserve loans that do not have a maturity date are included in “Over Five Years” category.

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

Nonaccrual, Past Due and Restructured Loans

The following table summarizes nonperforming loans of the Company as of the dates indicated:

(Dollars in thousands)	December 31,
	2005	2004	2003	2002	2001
	Amount	Amount	Amount	Amount	Amount

Nonaccrual loans	$1,692	$4,394	$3,987	$2,381	$4,247
Accruing loans past due 90 days or more	208	-	-	2	609
Total nonperforming loans	$1,900	$4,394	$3,987	$2,383	$4,856
Other real estate owned	60	60	60	60	472
Total nonperforming assets	$1,960	$4,454	$4,047	$2,443	$5,328

Nonperforming loans to total loans	0.18%	0.50%	0.52%	0.38%	0.91%
Nonperforming assets to total assets	0.11%	0.30%	0.33%	0.24%	1.00%

Loans with significant potential problems or impaired loans are placed on nonaccrual status. Management defines impaired loans as those loans, regardless of past due status, in which management believes the collection of principal and interest is in doubt. The amount of gross interest income that would have been recorded on nonaccrual loans in the periods then ended if the loans had been current in accordance with the original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $63,000, $4,000, $39,000, $131,000, and $170,000 in 2005, 2004, 2003, 2002,and 2001. The amount of interest income on nonaccrual loans that was included in net income was $88,000, $216,000, $231,000, $210,000, and $105,000 in 2005, 2004, 2003, 2002, and 2001.

Allocation of the Allowance for Loan Losses
The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

(Dollars in thousands)	December 31,
	2005		2004		2003		2002		2001
	Amount	Loans % to total loans	Amount	Loans % to Total loans	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to Total loans
Commercial and agricultural	$6,024	32%	$4,626	34%	4,759	38%	$4,438	38%	$3,751	40%
Real estate -construction	2,474	16	1,497	11	1,503	12	1,402	12	1,031	11
Real estate - mortgage	5,598	44	6,394	47	5,135	41	4,555	39	3,282	35
Installment	680	8	1,088	8	1,127	9	1,285	11	1,313	14
Total	$14,776	100%	$13,605	100%	$12,524	100%	$11,680	100%	$9,377	100%

Other Interest-Bearing Assets

The following table relates to other interest bearing assets not disclosed above for the dates indicated. This item consists of a salary continuation plan for the Company's executive management and a deferred compensation plan for participating board members. The Company has discontinued the deferred compensation plan for board members and entered into “Director Elective Income Deferral Agreements”. The plans are informally linked with universal life insurance policies containing cash surrender values as listed in the following table:

	December 31
(Dollars in thousands)	2005	2004	2003

Cash surrender value of life insurance	$31,796	$28,362	$24,138

During 2005, 2004, and 2003 the Bank purchased $3,000,000, $3,175,000, and $6,000,000 in new bank owned life insurance policies. This additional life insurance is in the form of single premium life policies covering bank officers. These policies have a variable rate of return that is reset annually by each insurer. The Bank is the owner of these policies and also the named beneficiary. During 2005, 2004 and 2003, the Company received $607,000, $0 and $0 in proceeds related to death benefits on bank owned life insurance.

Deposits

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the years indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2005		2004		2003
	Amount	Yield	Amount	Yield	Amount	Yield
Noninterest-bearing demand deposits	$274,750	-%	$213,864	-%	$164,919	-%
Interest-bearing demand deposits	183,017	0.22	148,951	0.05	122,927	0.05
Savings deposits	372,292	1.43	350,270	0.90	274,988	0.99
Time deposits under $100,000	198,374	2.91	182,016	2.35	171,045	2.58
Time deposits $100,000 and over	212,600	3.05	174,168	2.17	178,178	2.30

Maturities of Time Certificates of Deposits of $100,000 or More

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2005 are summarized as follows:

(Dollars in thousands)
Three months or less	$99,460
Over three to six months	25,389
Over six to twelve months	41,864
Over twelve months	68,312
Total	$235,025

Return on Equity and Assets

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

Return on Average Equity and Assets

	For the year ended
	December 31,
	2005	2004	2003
Return on average assets	1.36%	0.94%	1.23%
Return on average equity	18.54	12.69	16.43
Average equity to average assets	7.34	7.41	7.46
Dividend payout ratio	9.0%	9.4%	-%

ITEM 1A. RISK FACTORS

See the information in "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Risk Factors” incorporated by reference to pages 53 through 55 of the Company's 2005 Annual Report to Shareholders

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

The Bank currently has 21 branch operations located in the central valley and 1 branch operation located in San Francisco. The central valley operations include branches located in: Merced (2), Atwater, Los Banos, Hilmar, Sacramento, Sonora, Turlock (2), Modesto (2), Dos Palos, Livingston, Mariposa, Madera, Clovis, Fresno (4), Stockton and San Francisco. The Bank owns eight of these branch facilities and the remaining fourteen facilities are leased. The Management of the Bank believes that the facilities will be adequate to accommodate operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

As of March 14, 2006, the Company, is not a party to, nor is any of its properties the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities.

The Company is, however, exposed to certain potential claims encountered in the normal course of business. In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations in the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information concerning the market for the Company's common stock and related shareholder matters, see page 52 of the Company's 2005 Annual Report to Shareholders incorporated herein by reference.

For information concerning the Company’s dividend policy, see the “Capital Resources” discussion on pages 51 through 52 of the Company’s 2005 Annual Report to Shareholders incorporated herein by reference.

Market for Company's Common Stock and Related Stock Matters

The Company’s stock is included for quotation on the Nasdaq National Market System with a stock quotation symbol of CCOW. The following table indicates the range of high and low bid prices for the period shown, based upon information provided by the Nasdaq National Market System. There were approximately 1,700 CCOW shareholders as of December 31, 2005.

2005*	High	Low
4th quarter	$35.52	$29.60
3rd quarter	$34.98	$27.09
2nd quarter	$28.14	$24.00
1st quarter	$26.64	$23.62

2004*	High	Low
4th quarter	$28.75	$23.31
3rd quarter	$24.30	$19.48
2nd quarter	$22.50	$18.32
1st quarter	$22.26	$20.81
 * All stock prices are adjusted for the 9 for 5 split announced on March 29, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

For selected consolidated financial data concerning the Company, see page 38 of the Company's 2005 Annual Report to Shareholders incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see pages 39 through 55 of the Company's 2005 Annual Report to Shareholders incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

For management's discussion and analysis of market risk and interest rate risk management, see pages 49 through 50 of the Company's 2005 Annual Report to Shareholders incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Balance Sheets as of December 31, 2005 and 2004 and Audited Consolidated Statements of Income and Comprehensive Income, Shareholders' Equity and Cash Flows for the fiscal years ended December 31, 2005, 2004, and 2003 appear on pages 59 through 62 of the Company's 2005 Annual Report to Shareholders incorporated herein by reference. Notes to the Consolidated Financial Statements appear on pages 63 through 88 of the Company's 2005 Annual Report to Shareholders incorporated herein by reference. The Independent Auditors' Report appears on page 57 of the Company's 2005 Annual Report to Shareholders incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and there were no disagreements with accountants on accounting and financial disclosure during 2005.

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

Based on the evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2005, the end of the period covered by this report, the disclosure controls and procedures were adequate and effective, and that the material information required to be included in this report, including information from the Company’s consolidated subsidiaries, was made known to the chief executive officer and chief financial officer by others within the Company in a timely manner, particularly during the period when this annual report on Form 10-K was being prepared.

Management's Report on Internal Control over Financial Reporting.

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified within the SEC's rules and instructions for Form 10-K.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the section of the Company's 2005 Proxy Statement titled "Election of Directors," which is to be filed on or about March 14, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

As permitted by the Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company's 2005 Proxy Statement titled "Information Pertaining to Election of Directors," which is to be filed on or about March 14, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the sections of the Company's 2005 Proxy Statement, titled “Beneficial Ownership of Management” and “Principal Shareholders” which is to be filed on or about March 14, 2006.

Securities authorized for issuance under equity compensation plans.
(a) The information in the following table is provided as of the end of the fiscal year ended December 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	753,481	$17.46	335,365
Equity compensation plans not approved by security holders	-	-	-
Total	753,481	$17.46	335,365

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the Company's Proxy Statement, which was filed on or about March 14, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

As permitted by the Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company’s 2005 Proxy Statement titled “Auditor Fees,” which is to be filed on or about March 14, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.

(a) Financial Statements and Schedules
An index of all financial statements and schedules filed as part of this Form 10-K appears below and the material which begins on the pages of the Company's Annual Report to Shareholders for the year ended December 31, 2005 listed, are incorporated herein by reference in response to Item 8 of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2006.

CAPITAL CORP OF THE WEST

Date: March 14, 2006	By: /s/ Thomas T. Hawker
THOMAS T. HAWKER
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2006	By: /s/ R. Dale McKinney
R. DALE MCKINNEY
Executive Vice President and
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Dorothy L. Bizzini	Director	March 14, 2006
DOROTHY L. BIZZINI

/s/ Tom A. L. Van Groningen	Director	March 14, 2006
TOM A.L. VAN GRONINGEN

/s/ John Fawcett	Director	March 14, 2006
JOHN FAWCETT

/s/ G. Michael Graves	Director	March 14, 2006
G MICHAEL GRAVES

/s/ Thomas T. Hawker	Director/CEO and	March 14, 2006
THOMAS T. HAWKER	Principal Executive Officer

/s/ R. Dale McKinney	Chief Financial Officer	March 14, 2006
R. DALE MCKINNEY	Principal Financial and
Accounting Officer

/s/ Curtis Riggs	Director	March 14, 2006
CURTIS RIGGS

/s/ Jerry Tahajian	Director	March 14, 2006
JERRY TAHAJIAN

/s/ Curtis R. Grant	Director	March 14, 2006
CURTIS R. GRANT

/s/ Jerry E. Callister	Chairman of the	March 14, 2006
JERRY E. CALLISTER	Board of Directors

Exhibit Index

The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this 10-K:

Exhibit Number	Exhibit
3.1
Articles of Incorporation as in effect on April 8, 2005 (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
3.3
Rights Agreement between Capital Corp of the West and Harris Trust Company of California dated as of September 26, 1997, including Form of Right Certificate attached thereto as Exhibit B (incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form 8-A filed with the SEC on October 1, 1997)

4.1
Indenture, dated as of February 22, 2001 between Capital Corp of the West, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003)

4.2
Amended and Restated Declaration of Trust by and between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and Capital Corp of the West, as Sponsor (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003)

4.3
Indenture, dated as of December 17, 2003 between Capital Corp of the West, as Issuer, and U S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2003)

4.4
Amended and Restated Declaration of Trust by and among U. S. Bank National Association, as Institutional Trustee, and Capital Corp of the West, as Sponsor and Kenneth K. Lee, Janey Cabral, and David Curtis, as Administrators, dated as of December 17, 2003 (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2003)

10.1
Employment Agreement between Thomas T. Hawker and Capital Corp. of the West dated January 1, 2002 (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of the registrant for the Quarter Ended March 31, 2004)

*
10.2
Employment Agreement between Thomas T. Hawker and Capital Corp. of the West dated January 1, 2005 (incorporated by reference to Exhibit 10 to Current Report on Form 8-K of the registrant dated November 4, 2004)

*
10.3	Form of Severance Agreement for certain executive officers of the registrant (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 27, 2004)	*
10.4	Director Elective Income Deferral Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 23, 2004)	*
10.5	Director Deferred Compensation Elections (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of the registrant dated December 23, 2004)	*
10.6	1992 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K of the registrant for the year ended December 31, 1995)	*
10.7	2002 Stock Option Plan (incorporated by reference to Exhibit A to the registrant’s proxy statement dated March 13, 2002)	*

Exhibit Number	Exhibit
10.8
Salary Continuation Agreement dated July 20, 2005, between Capital Corp of the West and John J. Incandela, Executive Vice President and Chief Credit Officer of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated February 16, 2006)

*
10.9	Severance Agreement dated June 20, 2005 between Capital Corp of the West and John J. Incandela (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated February 16, 2006)	*
10.10	Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the West (filed as Exhibit 10.6 of the Annual Report on Form 10-K of the registrant for the year ended December 31, 1999)	*
10.11	[Reserved]
10.12
Amended Executive Salary Continuation Agreement between senior executive management and Capital Corp of the West. (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003)

*
10.13
Press Release of the registrant dated November 29, 2005 announcing acceleration of stock option vesting (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated November 29, 2005)

*
11	Statement Regarding the Computation of Earnings Per Share (incorporated herein by reference from Note 1 of the Company's Consolidated Financial Statements, filed as Exhibit 13 to this report)
13	Annual Report to Security Holders for 2004
14	Code of Ethics (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 7, 2004)
21	List of Subsidiaries
23.1	Independent Registered Public Accounting Firm’s Consent Regarding Financial Statements
23.2	Independent Registered Public Accounting Firm’s Consent Regarding Internal Control
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
*	Denotes management contract or compensatory plan arrangement
E-1

Capital Corp of the West
Selected Financial Data

(Amounts in thousands, except per share data)	2005	2004	2003	2002	2001
Summary income data:
Interest income	$90,164	$70,571	$62,413	$58,811	$58,167
Interest expense	24,720	17,097	16,253	18,854	23,240
Net interest income	65,444	53,474	46,160	39,957	34,927
Provision for loan losses	2,051	2,731	2,170	4,063	4,027
Noninterest income	10,202	6,405	10,177	8,164	6,290
Noninterest expense	42,679	37,675	35,670	31,175	26,460
Income before provision for income taxes	30,916	19,473	18,497	12,883	10,730
Provision for income taxes	9,962	7,150	4,857	2,455	2,819
Net income	$20,954	$12,323	$13,640	$10,428	$7,911

Share Data:
Average common shares outstanding	10,500	10,323	10,102	9,968	9,621
Basic earnings per share	$2.00	$1.19	$1.35	$1.04	$0.82
Diluted earnings per share	1.94	1.15	1.30	1.02	0.80
Book value per share	11.56	9.92	8.78	7.67	6.56
Tangible book value per share	$11.42	$9.78	$8.52	$7.34	$6.20

Balance Sheet Data:
Total assets	$1,756,756	$1,448,447	$1,235,281	$1,034,850	$894,693
Total securities	499,180	436,176	372,015	287,020	271,411
Total loans	1,068,896	885,093	764,252	633,773	532,420
Total deposits	1,404,500	1,154,157	1,028,808	834,379	732,641
Shareholders' equity	$122,245	$103,481	$89,485	$77,169	$64,120

Operating Ratios:
Return on average equity	18.54%	12.69%	16.43%	14.94%	13.40%
Return on average assets	1.36	0.94	1.23	1.09	1.03
Average equity to average assets ratio	7.34	7.41	7.46	7.29	7.69
Net interest margin	4.69	4.49	4.53	4.58	5.04

Credit Quality Ratios:
Nonperforming loans to total loans (1)	0.18%	0.50%	0.52%	0.38%	0.91%
Allowance for loan losses to total loans	1.38	1.54	1.64	1.84	1.76
Allowance for loan losses to nonperforming loans	777.68	309.63	314.12	490.14	193.10

Capital Ratios:
Risk-based tier 1 capital	10.01%	10.30%	10.31%	9.49%	9.49%
Total risk-based capital	11.13	11.55	11.57	10.74	10.74
Leverage ratio	8.57	8.46	8.55	7.68	7.72
Dividend payout ratio	9.0%	9.4%	-%	-%	-%
(1)	Nonperforming loans consist of loans on nonaccrual, loans past due 90 days or more and restructured loans.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to Capital Corp of the West (the “Company”). The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. The consolidated financial statements of the Company include its subsidiaries, County Bank (the "Bank"), and Capital West Group (“CWG”). It also includes the Bank's subsidiaries, Merced Area Investment Development, Inc. ("MAID"), County Asset Advisor, Inc. (“CAA”) and County Investment Trust (“REIT”). Regency Investment Advisors (“RIA”) was a wholly owned subsidiary of the Company from its purchase date in June, 2002 until it was sold in October, 2004.

Forward-Looking Statements

In addition to historical information, this discussion and analysis includes certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “assumes,” “projects,” “predicts,” “forecasts,” variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

Readers of the Company’s Annual Report and Form 10-K should not rely solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, including the matter discussed under “Risk Factors” below. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on , among other things, economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; or sell or buy participations of loans; the quality and adequacy of management of the borrower; developments in the industry the borrower is involved in, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on, and any off balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company. The Company is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, and deposits. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and state regulators, whose policies and regulations affect the Company’s results.

Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type, outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U. S. Congress or any other national or international calamity, crisis or emergency; changes in laws and regulations; recently issued accounting pronouncements; government policies, regulations, and their enforcement (including Bank Secrecy Act-related matters, taxing statutes and regulations); restrictions on dividends that our subsidiaries are allowed to pay to us; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal control; and management’s ability to manage these and other risks factors.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures related thereto, including those regarding contingent assets and liabilities. On an on-going basis, the Company monitors and revises its estimates where appropriate, including those related to the adequacy of the allowance for loan losses, investments, and intangible assets. The Company bases its estimates on historical experience, applicable risk factors and on various other assessments that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates depending on the future circumstances actually encountered.

The Allowance for Loan Losses represents management’s estimate of the amount of probable losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the Allowance for Loan Losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, uncertainties and conditions, all of which may be susceptible to significant change. The policies related to the adequacy of the allowance for loan losses can be found in Note 1 to the financial statements, the section titled “Allowance for Loan Losses” as well as in Note 3, titled “Loans” in this report.

A decline in the fair value of any securities that is considered other than temporarily impaired is recorded in our consolidated statements of income in the period in which the impairment occurs. The cost basis of the underlying security is written down to fair value as a new basis. Management considers the Company’s other than temporary impairment accounting policies to be critical, as the timing and amount of income, if any, from these instruments typically depend upon factors beyond the Company’s control. These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, fluctuations in the market prices of the underlying common stock of these companies, and legal and contractual restrictions on the Company’s ability to sell the underlying securities. The policies related to the valuation of the investment securities can be found in Note 1, the section titled “Investment Securities” in this report as well as Note 2 “Investment Securities”.

Goodwill, which arises from the Company’s purchase price exceeding the fair value of the net assets of an acquired business or other assets. Goodwill represents the value attributable to intangible elements acquired. The value of this goodwill is supported ultimately by profit from the acquired businesses. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of income. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more likely-than-not expectation that a reporting unit will be sold or disposed of at a loss. The policies related to the adequacy of the goodwill and other intangible assets can be found in Note 1, the section titled “Goodwill” and “Other Intangibles”, and “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” in this report.

Management must use estimates in accounting for derivative securities. The accounting for changes in fair value depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period, unless the derivative instrument meets the qualification for the short—cut treatment, as defiled by SFAS No. 133. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the fair value of the effective portion of the derivative instrument are recognized in other comprehensive income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

The Company files a consolidated federal income tax return, and consolidated, combined, or separate state income tax returns as appropriate. The Company’s federal and state income tax provisions are based upon taxes payable for the current year as well as current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Overview

The earnings increase from $12,323,000 in 2004 to $20,954,000 in 2005 was primarily the result of increased net interest income and the absence of an other than temporary impairment charge that was taken in 2004. The earnings decrease in 2004 when compared to 2003 levels, was primarily the result of the following transactions in 2004; an other-than-temporary impairment charge of $3,709,000; the write-off of tax benefits related to the Company’s REIT consent dividend tax benefit of $1,229,000 which resulted to a higher effective tax rate; and increases in noninterest expenses of $2,005,000 which were partially offset by an increase in net interest income of $7,314,000. The growth in assets in 2005 and 2004 was primarily funded through increases in the deposit portfolio as well as increased borrowings. Loan growth was obtained primarily from increased loan production within our existing branch network. The increase in deposits was obtained primarily from increased deposit gathering within our existing branch network. In the opinion of management the Company is well capitalized in accordance with regulatory definitions.

The table below highlights some of the important Consolidated Balance Sheets amounts and their change from 2004 to 2005:

	Years Ended December 31,
(Dollars in thousands except per share data)	2005	2004	Change During 2005	% Change During 2005
Total Assets	$1,756,756	$1,448,447	$308,309	21%
Net Loans	1,054,120	871,488	182,632	21
Deposits	1,404,500	1,154,157	250,343	22
Shareholders equity	$122,245	$103,481	$18,764	18%

The table below highlights some of the important Consolidated Statements of Income and Comprehensive Income information and their change from 2003 to 2005:

	Years Ended December 31,
(Dollars in thousands except per share data)	2005	2004	Change in 2005	% Change in 2005	2003	Change during 2004	% Change during 2004
Net Income	$20,954	$12,323	$8,631	70%	$13,640	$(1,317)	(10)%
Basic earnings per share	$2.00	$1.19	$0.81	68%	$1.35	$(0.16)	(12)%
Diluted earnings per share	$1.94	$1.15	$0.79	69%	$1.30	$(0.15)	(12)%

Results of Operations

The Company’s earnings during 2005 were driven primarily by an increase in net interest income. The Company's primary source of revenue is net interest income, which is the difference between interest income and fees derived from earning assets and interest paid on interest-bearing liabilities. The level of interest income is affected by changes in the volume of, and the rates earned on, interest-earning assets. During 2005, the increase in interest income was primarily due to an increase in average earning assets with increased yields on those assets compared to 2004. The primary cause for the increase in rates on interest-earning assets was higher prevailing market rates that were available for reinvestments in 2005 when compared to 2004. During 2004, increases in interest income over 2003 levels were caused primarily by volume increases in average interest earning assets.

Interest expense is a function of the volume of, and rates paid on, interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. The increase in volume was primarily attributable to increased market penetration within the Bank’s our existing branch network. If the current interest rate environment remains unchanged during 2006, it is anticipated that the average interest paid on certificates of deposit should stay about the same as maturing accounts “reprice” at their maturities to an anticipated current equivalent interest rate level. If prevailing market interest rates increase or decrease in 2006, then it is anticipated that the average interest paid on certificates of deposit should follow this change in market rates, either up or down, as maturing accounts reprice at their maturities to a market interest rate level.

The Company's net interest margin percentage is the ratio of net interest income to average interest-earning assets. The increase in net interest margin during 2005 was primarily the result of increased volumes of interest earning assets coupled with rising short term interest rates earned during much of 2005. If the current interest rate environment continues throughout 2006, it is anticipated the Company’s overall net interest margin should be in the 4.45% to 4.70% range. A modest increase in rates should cause the Company’s net interest margin to slightly increase. A modest decrease in rates should cause the Company’s net interest margin to slightly decrease. In 2005, loans comprised 68% of average interest-earning assets as compared with 67% in both 2004 and 2003. Securities comprised 31% of average interest-earning in 2005 compared with 32% and 31% in 2004 and 2003. Loans earn at a higher interest rate than securities therefore, a higher loan concentration will increase net interest margin.

The Company's net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

The Company uses a taxable equivalent method to evaluate performance in its investment portfolio. The taxable equivalent method converts tax benefits into an equivalent pretax interest or dividend income on tax advantaged investment securities. This adjustment is made in order to make yield comparisons using a total economic benefit approach. Taxable equivalent interest income is equal to recorded interest income plus the interest income pretax equivalent of the tax benefit afforded certain investment securities, such as bank qualified state and municipal debt securities and corporate dividends received from certain equity securities. The tax rate used in calculating the taxable equivalent interest income is 35% in 2005, 2004, and 2003.

The increase in taxable equivalent interest income of $19,975,000 in 2005 is comprised of a $13,885,000 volume increase primarily attributable to an increase in interest-earning assets between 2004 and 2005 that was combined with a $6,090,000 increase attributable to rate improvement during this same period. The increase in total interest expense of $7,623,000 in 2005 related to a $2,441,000 volume increase attributable to an increase in average interest-bearing liabilities during 2005 when compared to 2004 that was partially offset with a $5,182,000 increase attributable to rate increases during this same period.

The increase in taxable equivalent interest income of $8,441,000 in 2004 is comprised of a $9,150,000 volume increase attributable to an increase in interest-earning assets between 2003 and 2004 that was partially offset by a $709,000 rate decrease during this same period. The increase in total interest expense of $844,000 in 2004 related to a $1,519,000 volume increase attributable to an increase in average interest-bearing liabilities during 2004 when compared to 2003 that was partially offset by a $675,000 rate decrease during this same period. Interest rate declines were greater for interest earning assets than interest bearing liabilities during 2004.

Provision for Loan Losses

The Company maintains an allowance for loan losses at a level considered by management to be sufficient to absorb the probable losses inherent in its loan portfolio. The provision for loan losses is charged against income and increases the allowance for loan losses. The provision for loan losses for the year ended December 31, 2005 was $2,051,000 compared to $2,731,000 in 2004 and $2,170,000 in 2003. The decreased level of provision for loan losses in 2005 when compared to 2004 was primarily the result of decreased classified credits and decreased nonperforming loan which were partially offset by the reserves that were assigned to higher loan volumes at expected loss experience rates. The increased level of provision for loan losses in 2004 when compared to 2003 was primarily the result of increased loan balances and loan volume. The methodology used to determine the level of provision for loan losses includes an analysis of relevant risk factors within the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on management’s use of an internally developed loan grading and classification system. The Bank’s management grades its loans through internal reviews and periodically subjects loans to external reviews. When performed, these external reviews are presented to, and assessed by, the Bank’s management and the director’s loan committee. In addition, the Audit Committee provides oversight to the external loan review process. Credit reviews are performed three times per year and the quality grading process occurs on a monthly basis. For more information related to the provision for loan loss see the “Allowance for Loan Losses” section.

Noninterest Income

The following table summarizes noninterest income for the years ended December 31,

(Dollars in thousands)	2005	2004	Change in 2005	% Change in 2005	2003	Change in 2004	% Change in 2004
Noninterest Income:
Deposit service charges	$5,924	$6,134	$(210)	(3)%	$5,480	$654	12%
Income from sale of real estate	-	-	-	-	608	(608)	(100)
Increase in cash surrender value of bank owned insurance	1,041	1,066	(25)	(2)	1,003	63	6
Loan packaging fees	589	398	191	48	538	(140)	(26)
Gain on sale of loans	235	251	(16)	(6)	296	(45)	(15)
Retail investment income	109	873	(764)	(88)	914	(41)	(4)
Loss on sale or impairment of securities	-	(3,665)	3,665	100	-	(3,665)	-
Bank owned life insurance death benefit	541	-	541	100	-	-	-
Other	1,763	1,348	415	31	1,338	10	1
Total noninterest income	$10,202	$6,405	$3,797	59%	$10,177	$(3,772)	(37)%

The increase in 2005 was primarily the result of increased other noninterest income and the absence of an other than temporary impairment on securities in 2005 compared to 2004 where an other than temporary impairment occurred in the fourth quarter. The expense decrease in 2004 was caused primarily by an increase in other than temporary impairment of investment securities that was recorded in the fourth quarter of 2004. The 2004 decrease in noninterest income when compared to 2003 results was also negatively affected by the fact there were no real estate sales in 2004. The decrease in deposit service charges in 2005 was primarily caused by greater balances being held by the Bank’s customers in their commercial demand deposit and NOW accounts that resulted in less fees per account being assessed. The increase in deposit service charges in 2004 and 2003 was primarily the result of an increase in demand deposit and NOW accounts in each of these years. Loan packaging fees increased in 2005 primarily due to a strong mortgage market and more affordable terms in that market. Retail investment income declined in 2005 primarily due to the October 15, 2004 divesture of Regency Investment Advisors (“RIA”). Other income includes letters of credit commitment fees, operating recoveries, miscellaneous income and ATM fee income.

Noninterest Expense

The following table summarizes noninterest expense and change for the years ended December 31,

(Dollars in thousands)	2005	2004	Change in 2005	% Change in 2005	2003	Change in 2004	% Change in 2004
Noninterest expense:
Salaries and benefits	$22,763	$20,697	$2,066	10%	$19,071	1,626	9%
Premises and occupancy	4,498	3,446	1,052	31	2,946	500	17
Equipment	3,961	3,186	775	24	3,335	(149)	(4)
Professional fees	2,310	1,671	639	38	1,662	9	1
Supplies	1,057	873	184	21	794	79	10
Marketing expense	1,165	1,062	103	10	963	99	10
Intangible amortization	46	655	(609)	(93)	676	(21)	(3)
Charitable donations	859	584	275	47	583	1	-
Other	6,020	5,501	519	9	5,640	(139)	(2)
Total noninterest expense	$42,679	$37,675	$5,004	13%	$35,670	$2,005	6%

Salary increases were primarily due to staff additions to support growth and normal salary progression. Premises and occupancy increases in 2005 and 2004 were caused primarily by the addition of new branch facilities, an operations center, and improvements in existing branch facilities. The increase in equipment expenses in 2005 was primarily due to the addition of new equipment costs within the branch network and general growth of the Company. The Company’s professional fees include legal, consulting, audit and accounting fees. The Company’s professional fees increased primarily by the retention of an internal auditing consultant whose fees where greater then the prior consultant and increased external auditor fees. The increase in 2004 over 2003 was primarily the result of the implementation and scope of the Sarbanes-Oxley act of 2002. Intangible amortization declined in 2005 primarily because of the full amortization of core deposit premiums on branches purchased from Bank of America in 1997.

The Company’s supplies expense has increased for the last three years in response to branch office growth, changes in regulations and product disclosures, and with paper transaction volumes. Supply expense increases were partially offset by decreases due to an ongoing transition from paper-based to electronic deposit transactions. Generally, as more banking transactions are delivered electronically, paper costs are reduced. Marketing expenses have increased over the past few years as the Company has actively promoted various deposit and loan products using television, newspaper, and other media sources to assist in attracting new, and retaining, existing customers. Also in-branch marketing expenditures have increased steadily during 2004 and 2005. The decrease in intangible amortization was attributable to the full amortization in 2004 of the core deposit premium paid in 1977 for the purchase of three branch offices from Bank of America. Charitable donations have increased in 2005 due to increased giving to the communities we served. Growth in other noninterest expense in 2005 was due to increased costs related to the growth of the Company, which include increased costs related to postage, travel, and telephone expenses. The decrease between 2004 and 2003 was related to a decrease in the expenses related to reserves for off balance sheet loan commitments recorded in 2004 when compared to 2003 levels.

Provision for Income Taxes

The Company's provision for income taxes was $9,962,000 in 2005 compared to a provision for income taxes of $7,150,000 and $4,857,000 in 2004 and 2003. The effective income tax rates (computed as income taxes as a percentage of income before income taxes) were 32%, 37%, and 26% for 2005, 2004, and 2003. During 2003 and 2005 the tax rate was lower than the statutory rate due in part, to tax credits earned from an investment in low-income housing partnerships that qualify for housing tax credits under Internal Revenue Code Section 42.  Also in 2003, the effective tax rate was positively affected by the partial recognition of a REIT consent dividend benefit. No such benefit was recorded in 2004 or 2005. In 2004, the tax rate was in excess of the statutory rate due primarily to the payment of $2,411,000 in state income taxes in conjunction with the State of California’s Voluntary Compliance Initiative in April of 2004. Total housing tax credits for 2005, 2004, and 2003 were approximately $980,000, $1,028,000, and $975,000. In addition, during 2005, 2004, and 2003, the Company realized tax benefits of approximately $1,116,000, $726,000, and $442,000 from nontaxable interest income received from bank qualified municipal securities.

During 2003, California enacted tax legislation that added new penalties for taxpayers that engaged in strategies and transactions that the Franchise Tax Board defined as abusive tax shelters. The new tax shelter regulations gave taxpayers until April 30, 2004 to take advantage of an amnesty period that would allow taxpayers to amend prior year tax filings without being subject to the new tax shelter penalties. Similar to other California based banks, the Company utilized a Real Estate Investment Trust (“REIT”) which had achieved tax savings. Subsequent to our investment, this activity was classified by the California Franchise Tax Board as an abusive tax shelter. Company management believes the strategy used was lawful and defensible, and intends to defend the tax positions taken. This position resulted in a cumulative total of $1,229,000 in recorded tax benefits from the REIT from January 1, 2001 through December 31, 2002. Because of the position taken by the Franchise Tax Board regarding the REIT related state income tax benefits, management decided that all recorded book tax benefits should be completely expensed in 2004.

Securities

The following table sets forth the carrying amount (fair value) of available for sale securities at December 31,
(Dollars in thousands)	2005	2004	2003
U.S. Government agencies	$40,234	$25,128	$55,269
State and political subdivisions	1,286	1,325	1,073
Mortgage-backed securities	208,171	138,081	130,182
Collateralized mortgage obligations	32,416	61,882	45,267
Corporate securities	-	-	3,078
Total debt securities	282,107	226,416	234,869
Agency preferred stock	10,946	18,001	13,008
Trust preferred stock	-	-	5,023
Equity securities	25,102	24,772	22,503
Total carrying value and fair value	$318,155	$269,189	$275,403

The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at December 31,
(Dollars in thousands)	2005	2004	2003
State and political subdivisions	$100,045	$69,894	$42,482
Mortgage-backed securities	62,484	72,713	40,185
Collateralized mortgage obligations	18,496	24,380	13,945
Carrying amount (amortized cost)	$181,025	$166,987	$96,612
Fair value	$178,233	$168,265	$97,295

Available for sale securities increased $48,966,000 or 18% to $318,155,000 at December 31, 2005 compared with a balance of $269,189,000 at December 31, 2004. Held to maturity securities increased $14,038,000 or 8% to $181,025,000 at December 31, 2005 compared to $166,987,000 outstanding at December 31, 2004. The increase achieved within the available for sale and held to maturity segment of the securities portfolio were made possible by increased deposit inflows and increased Company borrowings that were used to fund increased purchases of investment securities. The single largest component of the Company’s investment portfolio during the last three years has been mortgage-backed securities, which generally provide a higher yielding investment return, but contain a longer maturity than the other types of securities contained within the investment portfolios. At December 31, 2005 and 2004 the Company did not hold any structured notes. See Note 1 and 2 to the Company’s Consolidated Financial Statements for further information concerning the securities portfolio.

Loans

Total loans increased due to, among other things, increased penetration within existing geographic markets. The Company concentrates its lending activities in five principal areas: commercial, agricultural, real estate construction, real estate mortgage, and consumer loans. In the first quarter of 2006 the Company purchased an asset based lending portfolio from Heritage Bank of Commerce for approximately $30,015,000 at the note amount. Interest rates charged for loans made by the Company vary with the degree of risk, the size and term of the loan, and borrowers' depository relationships with the Company and prevailing market rates.

As a result of the Company's loan portfolio mix, the future quality of these assets could be affected by any adverse trends in its geographic market or in the broader economy. These trends are beyond the control of the Company.

The Bank's business activity is with customers located primarily in the counties of Fresno, Madera, Mariposa, Merced, Sacramento, San Francisco, San Joaquin, Stanislaus, and Tuolumne in the state of California. Consumer lending and small working capital total loan portfolio consists of consumer lending, loans to small businesses, credit cards and the purchase of financing contracts principally from automobile dealers. Individual loans and lines of credit are made in a variety of ways. In many cases collateral such as real estate, automobiles and equipment are used to support the extension of credit. Repayment, however, is largely dependent upon the borrower’s personal cash flow.

Commercial lending activities are spread across a wide spectrum of customers including loans to businesses, construction and permanent real estate financing, short and long term agricultural loans for production and real estate purposes and SBA financing. Where appropriate, collateral is taken to secure and reduce the Bank’s credit risk. Each loan is submitted to an individual risk grading process but the borrowers’ ability to repay is dependent, in part, upon factors affecting the local and national economies.

Credit Risk Management and Asset Quality

The Company closely monitors the markets in which it conducts its lending operations and adjusts its strategy to control exposure to loans with higher credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades become "classified assets" which include all nonperforming assets and potential problem loans and receive an elevated level of attention to improve the likelihood of collection. The policy of the Company is to review each loan in the portfolio to identify problem credits. There are three classifications for problem loans: "substandard," "doubtful" and "loss." Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is considered uncollectible and its continuance as an asset is not warranted. The level of nonperforming loans and real estate acquired through foreclosure are two indicators of asset quality. Nonperforming loans are those in which the borrower fails to perform under the original terms of the obligation and are categorized as loans past due 90 days or more but still accruing, loans on nonaccrual status and restructured loans. Loans are generally placed on nonaccrual status and accrued but unpaid interest is reversed against current year income when interest or principal payments become 90 days past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, are deemed to be in the process of collection. Loans that are not 90 days past due may also be placed on nonaccrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and the collection of principal or interest is in question.

Management defines impaired loans as those loans, regardless of past due status, in which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection of principal and interest process has been exhausted. Partial charge-offs are recorded when portions of impaired loans are deemed uncollectable. At December 31, 2005 and 2004, impaired loans were measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent.

The Company had impaired loans at December 31, 2005 of $1,692,000 as compared with $4,394,000 at December 31, 2004. The Company recorded $254,000 in specific allowance for loan losses against impaired loans at December 31, 2005 as compared to $704,000 at December 31, 2004. Other forms of collateral, such as inventory, chattel, and equipment secure the remaining nonperforming loans as of each date. The primary reason for the decline in impaired loans between 2004 and 2005 was the strong commercial and residential real estate market that pushed real estate appraised values up to levels not previously experienced in our market area.

At December 31, 2005 and 2004 the Bank had $60,000 of real estate acquired through foreclosure, which consisted of one residential foreclosure property.

Allowance for Loan Losses

In determining the adequacy of the allowance for loan losses, management takes into consideration the growth trend in the portfolio, examinations by financial institution supervisory authorities, internal and external credit reviews, prior loan loss experience of the Company, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment, and collateral values. The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates. It is always possible that future economic or other factors may adversely affect the Company's borrowers, and thereby cause loan losses to exceed the current allowance for loan losses.

The balance in the allowance for loan losses was affected by the amounts provided from operations, amounts charged-off and recoveries of loans previously charged off. The Company had provisions to the allowance in 2005 of $2,051,000 as compared to $2,731,000 and $2,170,000 in 2004 and 2003. See “Results of Operations - Provision for Loan Losses.”

The following table summarizes the loan loss experience of the Company for the years ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Allowance for loan losses:
Balance at beginning of year	$13,605	$12,524	$11,680	$9,377	$7,929
Provision for loan losses	2,051	2,731	2,170	4,063	4,027
Charge-offs:
Commercial and agricultural	1,664	1,860	1,010	1,504	864
Real-estate - mortgage	-	-	29	-	-
Consumer	318	436	956	1,085	2,288
Total charge-offs	1,982	2,296	1,995	2,589	3,152
Recoveries:
Commercial and agricultural	903	344	302	233	159
Real-estate - mortgage	-	12	-	-	-
Consumer	199	290	367	596	414
Total recoveries	1,102	646	669	829	573
Net charge-offs	880	1,650	1,326	1,760	2,579
Balance at end of year	$14,776	$13,605	$12,524	$11,680	$9,377

Loans outstanding at year-end	$1,068,896	$885,093	$764,252	$633,773	$532,420
Average loans outstanding	968,492	813,050	687,419	576,156	453,503
Net charge-offs to average loans	0.09%	0.20%	0.19%	0.31%	0.57%
Allowance for loan losses
To total loans	1.38%	1.54%	1.64%	1.84%	1.76%
To nonperforming loans	777.68%	309.63%	314.12%	490.14%	193.10%
To nonperforming assets	753.88%	305.46%	309.46%	478.10%	175.99%

Net Charge-Offs

The decline in charge-offs was driven primarily by a decline in charge-offs of $1,317,000 in the business, construction, and agricultural segments of the loan portfolio. This decline was partially offset by an increase in charge-offs of $572,000 in the lease segment of the Bank’s loan portfolio. A strong real estate market, increased collateral values, and strong profit margin in agriculture have contributed to the overall decline in net charge-offs.  Commercial real estate values have increased in 2005 in our market area, which has helped keep net charge-off rates lower in 2005 than those experienced in 2004.

Liquidity

To maintain adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of customers and to take advantage of investment opportunities as they arise. The Company may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other increases in short term investments, maturing loans and investments, receipts of principal and interest on loans, available for sale investments and potential loan sales as sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liquidity. The Company is the sole shareholder of the Bank, and derives its primary source of liquidity from its ability to receive dividends from the Bank. Dividends from the Bank are subject to certain regulatory limitations.

The Company reviews its liquidity position regularly based upon its current position and expected trends of loans and deposits. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. These assets include cash, demand and time deposits in other banks, available for sale securities and federal funds sold. The Company's liquid assets totaled $410,086,000 and $330,358,000 at December 31, 2005 and 2004 and were 23% of total assets on December 31, 2005 and 2004. Cash and noninterest-bearing deposits in other banks increased $20,877,000 or 52% to $61,331,000 at December 31, 2005, compared to $40,454,000 at December 31, 2004. The increase in the 2005 cash position when compared to 2004 was the result of increased cash letters in process of collection at the end of December 2005 when compared to the same period in 2004. Liquidity is also affected by collateral requirements of the Bank’s public agency deposits and certain borrowings. Total pledged securities were $452,337,000 and $321,688,000 at December 31, 2005 and 2004.

Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with certain correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank aggregating $260,684,000 of which $93,384,000 was outstanding as of December 31, 2005. This compares with lines of credit of $217,832,000 of which $155,326,000 was outstanding as of December 31, 2004.

The following table sets forth known contractual obligations of the Company at December 31, 2005:
(Dollars in thousands)	Within One Year	One to Three Years	Three To Five Years	After Five Years	Total

Borrowings	$42,359	$29,369	$110,000	$20,000	$201,728
Junior subordinated debentures	-	-	-	16,496	16,496
Operating leases	1,825	3,232	2,735	6,765	14,557
Purchase obligations	3,366	-	-	-	3,366
	$47,550	$32,601	$112,735	$43,261	$236,147

Borrowings, junior subordinated debentures, operating lease obligations and purchase obligations are discussed in the consolidated financial statements at Notes 5, 6, and 9, respectively. The purchase obligation consists of one contract to build a retail branch office in Fresno, California and one contract to build a branch in Clovis, California.

Market and Interest Rate Risk Management

In the normal course of business, the Company is exposed to market risk which includes both price and liquidity risk. Price risk is created from fluctuations in interest rates and the mismatch in repricing characteristics of assets, liabilities, and off-balance sheet instruments at a specified point in time. Mismatches in interest rate repricing among assets and liabilities arise primarily through the interaction of the various types of loans versus the types of deposits that are maintained as well as from management's discretionary investment and funds gathering activities. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established by the Company and are utilized to manage the Company's exposure to market risk. Quarterly testing of the Company’s assets and liabilities under both increasing and decreasing interest rate environments are performed to insure the Company does not assume a magnitude of risk that is outside approved policy limits.

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

During the third quarter of 2005, the Company purchased an interest rate floor from Wachovia Bank. The interest rate floor provides the Company with partial protection against an interest rate downturn on loans that are indexed off the Prime rate through September 1, 2010. For more information on the interest rate floor see the Note 1 in the derivative instruments and hedging activities section.

In December 2005, the Bank entered into a repurchase agreement with an embedded LIBOR floor for $100,000,000 with J.P. Morgan. This agreement has a maturity date of December 15, 2010. The repurchase agreement will help to insulate the Company from the effects of a downward rate environment. For more information about the agreement, see Note 5 on “Other Borrowings” in the Company’s 2005 annual report.

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

The primary analytical tool used by the Company to gauge interest rate sensitivity is a net interest income simulation model that is also used by many other financial institutions. The model, which is updated quarterly, incorporates all of the Company’s assets and liabilities and off-balance sheet funding commitments, together with assumptions that reflect the current interest rate environment. The Company does utilize off-balance sheet derivative financial instruments such as interest rate swaps, or other financial hedging instruments in managing interest rate risk. The model projects changes in cash flow of the various interest-earning assets and interest-bearing liabilities in both rising and falling interest rate environments. Based on the current portfolio mix, this model is used to estimate the effects of changes in market rates on the Company’s net interest income under interest rate conditions that simulate a gradual and sustained shift in the yield curve of up 2 percent and down 2 percent over a twelve month period at December 31, 2005 and up 2 percent and down 1 percent over a twelve month period at December 31, 2004, as well as the effect of immediate and sustained flattening or steepening of the yield curve. This model’s estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest sensitive asset and liability.

The estimated impact of immediate changes in interest rates at the specified levels at December 31, 2005 and 2004 is presented in the following tables:

December 31, 2005

Change in interest rates (In basis points)	Change in net interest Income(1)	Percentage change in net interest income
+200	$43,000	0.06%
-200	$(1,745,000)	(2.44)%

December 31, 2004

Change in interest rates (In basis points)(2)	Change in net interest Income(1)	Percentage change in net interest income
+200	$ 536,000	0.95%
-100	$ (1,002,000)	(1.78) %
(1)	The amount in this column represents the change in net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The change in interest rates downward was limited to 100 basis points due to short term interest rates at levels below 2% at 12/31/04.

It should be emphasized that the foregoing estimate are dependent on material assumptions such as those discussed above. For instance, asymmetrical interest rate behavior can have a material impact on the estimated results.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk. In the opinion of management, the Company is modestly asset sensitive.

Off-Balance Sheet Arrangements

The Bank has also extended firm lending commitments in the form of unused credit lines to loan customers. These commitments may or may not ever be drawn upon, depending on the credit needs of the Bank’s loan customers. For more information regarding these loan commitments, See Footnote 9, titled “Commitments and Financial Instruments with Off-Balance Sheet Credit Risk” in the Company’s 2005 annual report.

Capital Resources

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements. Management believes, as of December 31, 2005, that the Company and the Bank meet all capital requirements to which they are subject. The Company's leverage capital ratio at December 31, 2005 was 8.57% as compared with 8.46% as of December 31, 2004. The Company's total risk-based capital ratio at December 31, 2005 was 11.13% as compared to 11.55% as of December 31, 2004.

First, a bank must meet a minimum Tier I (as defined in the regulations) capital ratio ranging from 3% to 5% based upon the bank's CAMEL (“capital adequacy, asset quality, management, earnings and liquidity”) rating.

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

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the current regulatory definitions of "well capitalized". Management believes that, under the current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. Management intends to maintain regulatory capital ratios at well capitalized levels in 2006 and beyond.

The Company has a formal dividend policy, and dividends are issued solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory requirements. In order to pay any cash dividend, the Company must receive payments of dividends or management fees from the Bank. There are certain legal and regulatory limitations on the payment of cash dividends by banks. Notwithstanding regulatory restrictions, in order for the Company and the Bank to maintain a 10% risk weighted capital ratio, the Company had the ability to pay cash dividends at December 31, 2005 of $15,653,000 and the Bank had the ability to pay cash dividends to the Company of $3,360,000.

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

Market for Company’s Common Stock and Related Stock Matters

The Company’s stock is included for quotation on the NASDAQ Global Market System with a stock quotation symbol of CCOW.

The following table indicates the range of high and low sales prices for the period shown, based upon information provided by the NASDAQ Global Market System.
2005*	High	Low	Dividends
4th quarter	$35.52	$29.60	$0.05
3rd quarter	$34.98	$27.09	$0.05
2nd quarter	$28.14	$24.00	$0.05
1st quarter	$26.64	$23.62	$0.05

2004*	High	Low	Dividends
4th quarter	$28.75	$23.31	$0.05
3rd quarter	$24.30	$19.48	$0.05
2nd quarter	$22.50	$18.32	$0.05
1st quarter	$22.26	$20.81	$0.05
 * All stock prices are adjusted for the 9 for 5 split announced on March 29, 2005.

Generally, the Company has retained most of its earnings to support the growth of the Company. The Company did not pay regular cash dividends prior to 2004. The Company began paying dividends in the first quarter of 2004. Any future dividends will depend on the Company’s performance, the judgment of the Board as to the appropriateness of declaring a dividend, and compliance with various legal and regulatory provisions which restrict the amount of dividends which the Company may declare. (See “Capital Resources” above).

RISK FACTORS

Readers and prospective investors in our securities should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report.

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s securities could decline significantly, and you could lose all or part of your investment.

Market and Interest Rate Risk

Changes in interest rates could reduce income and cash flow

The discussion in this report under “Market and Interest Rate Risk Management” and “Earnings Sensitivity” is incorporated by reference in this paragraph. The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. We cannot control or prevent changes in the level of interest rates. They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.

Risks Related to the nature and geographical location of Capital Corp of the West’s business

Capital Corp of the West invests in loans that contain inherent credit risks that may cause us to incur losses

The Company closely monitors the markets in which it conducts its lending operations and adjusts its strategy to control exposure to loans with higher credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. We can provide no assurance that the credit quality of our loans will not deteriorate in the future and that such deterioration will not adversely affect Capital Corp of the West.

Capital Corp of the West's operations are concentrated geographically in California, and poor economic conditions may cause us to incur losses

Substantially all of Capital Corp of the West's business is located in California. Capital Corp of the West's financial condition and operating results will be subject to changes in economic conditions in California. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions, including Capital Corp of the West. Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, the California state government's budgetary difficulties and continuing fiscal difficulties. The Company will be subject to changes in economic conditions. We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect Capital Corp of the West.

The markets in which Capital Corp of the West operates are subject to the risk of earthquakes and other natural disasters

Most of the properties of Capital Corp of the West are located in California. Also, most of the real and personal properties which currently secure the Company's loans are located in California. California is a state which is prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood or other natural disaster, Capital Corp of the West faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood or other natural disaster in California could have a material adverse effect on Capital Corp of the West's business, financial condition, results of operations and cash flows.

Substantial competition in the California banking market could adversely affect us

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California. Our competitors include a large number of state and national banks, thrift institutions and credit unions, as well as many financial and nonfinancial firms that offer services similar to those offered by us. Other competitors include large financial institutions that have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

Regulatory Risks

Restrictions on dividends and other distributions could limit amounts payable to us

As a holding Company, a substantial portion of our cash flow typically comes from dividends our bank and nonbank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any of our subsidiaries liquidate, that subsidiary's creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

Adverse effects of, or changes in, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting us and our subsidiaries, may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including legislative and regulatory reactions to the terrorist attack on September 11, 2001 and future acts of terrorism, and major U.S. corporate bankruptcies and reports of accounting irregularities at U.S. public companies.

Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under long-standing policy of the Federal Reserve Board, a bank holding Company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, results of operations and financial condition.

Systems, Accounting and Internal Control Risks

The accuracy of the Company’s judgments and estimates about financial and accounting matters will impact operating results and financial condition

The discussion under “Critical Accounting Policies and Estimates” in this report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company’s makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company’s operating results and financial condition.

The Company’s information systems may experience an interruption or breach in security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management and systems. There can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by the Company. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s controls and procedures may fail or be circumvented

Management regularly reviews and updates the Company’s internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2005.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the Company’s financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2005, and the Company’s assessment as to the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in their reports, which are included herein.

/s/ Thomas T. Hawker	Director/CEO and	March 14, 2006
THOMAS T. HAWKER	Principal Executive Officer

/s/ R. Dale McKinney	Chief Financial Officer	March 14, 2006
R. DALE MCKINNEY	Principal Financial and
Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Capital Corp of the West:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Capital Corp of the West and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Capital Corp of the West and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Capital Corp of the West and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Corp of the West and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Sacramento, California
March 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
 Capital Corp of the West:

We have audited the accompanying consolidated balance sheets of Capital Corp of the West and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Corp of the West and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Corp of the West’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Sacramento, California

March 13, 2006

Capital Corp of the West
Consolidated Balance Sheets

	As of December 31,
(Dollars in thousands)	2005	2004
Assets
Cash and noninterest-bearing deposits in other banks	$61,331	$40,454
Federal funds sold	30,250	17,365
Time deposits at other financial institutions	350	3,350
Investment securities available for sale, at fair value	318,155	269,189
Investment securities held to maturity, at cost; fair value of $178,233 and $168,265 in 2005 and 2004	181,025	166,987
Loans, net of allowance for loan losses of $14,776 and $13,605 at December 31, 2005 and December 31, 2004	1,054,120	871,488
Interest receivable	8,305	5,979
Premises and equipment, net	28,970	22,426
Goodwill	1,405	1,405
Other intangibles	23	69
Cash value of life insurance	31,796	28,362
Investment in housing tax credit limited partnerships	8,745	8,623
Other assets	32,281	12,750
Total assets	$1,756,756	$1,448,447

Liabilities
Deposits:
Noninterest-bearing demand	$310,284	$262,315
Negotiable orders of withdrawal	216,594	170,870
Savings	426,581	360,319
Time, under $100,000	216,016	193,913
Time, $100,000 and over	235,025	166,740
Total deposits	1,404,500	1,154,157

Other borrowings	201,728	164,119
Junior subordinated debentures	16,496	16,496
Accrued interest, taxes and other liabilities	11,787	10,194
Total liabilities	1,634,511	1,344,966

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, no par value; 54,000,000 shares authorized; 10,575,361 and 10,429,754 issued and outstanding at December 31, 2005 and 2004	59,785	57,139
Retained earnings	65,049	45,981
Accumulated other comprehensive (loss) income, net	(2,589)	361
Total shareholders’ equity	122,245	103,481

Total Liabilities and Shareholders’ Equity	$1,756,756	$1,448,447
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003
Interest income:
Interest and fees on loans	$71,924	$55,303	$48,948
Interest on time deposits with other financial institutions	20	15	8
Interest on investment securities held to maturity:
Taxable	4,231	2,488	2,756
Non-taxable	3,421	2,167	800
Interest on investment securities available for sale:
Taxable	10,123	10,288	9,076
Non-taxable	44	44	551
Interest on federal funds sold	401	266	274
Total interest income	90,164	70,571	62,413

Interest expense:
Deposits:
Negotiable orders of withdrawal	411	70	57
Savings	5,318	3,165	2,691
Time, under $100,000	6,027	4,426	4,413
Time, $100,000 and over	6,232	3,627	4,090
Total interest on deposits	17,988	11,288	11,251
Interest on subordinated debentures	1,351	1,152	648
Other borrowings	5,381	4,657	4,354
Total interest expense	24,720	17,097	16,253
Net interest income	65,444	53,474	46,160
Provision for loan losses	2,051	2,731	2,170
Net interest income after provision for loan losses	63,393	50,743	43,990

Noninterest income:
Service charges on deposit accounts	5,924	6,134	5,480
Loss on sale or impairment of available for sale securities	-	(3,665)	-
Gain from sale of real estate	-	-	608
Increase in cash surrender value of life insurance policies	1,041	1,066	1,003
Other	3,237	2,870	3,086
Total noninterest income	10,202	6,405	10,177

Noninterest expenses:
Salaries and related benefits	22,763	20,697	19,071
Premises and occupancy	4,498	3,446	2,946
Equipment	3,961	3,186	3,335
Professional fees	2,310	1,671	1,662
Supplies	1,057	873	794
Marketing	1,165	1,062	963
Intangible amortization	46	655	676
Charitable donations	859	584	583
Other	6,020	5,501	5,640
Total noninterest expenses	42,679	37,675	35,670

Income before provision for income taxes	30,916	19,473	18,497
Provision for income taxes	9,962	7,150	4,857
Net income	$20,954	$12,323	$13,640
Comprehensive income:
Unrealized (loss) gain on securities arising during the year, net	$(2,426)	$(80)	$(2,468)
Unrealized loss on interest rate floor arising during the year, net	$(524)	$-	$-
Comprehensive income	$18,004	$12,243	$11,172

Basic earnings per share	$2.00	$1.19	$1.35
Diluted earnings per share	$1.94	$1.15	$1.30
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Shareholders’ Equity

	Common Stock			Acculated Other
(Dollars in thousands )	Number of shares	Amounts	Retained Earnings	Comprehensive Income (Loss), Net	Total
Balance, December 31, 2002	9,586	$46,436	$27,824	$2,909	$77,169

Exercise of stock options, including tax benefit	113	934	-	-	934
Issuance of shares pursuant to 401K and ESOP plans	13	226	-	-	226
Net change in fair value of investment securities, net of tax effect of $1,613	-	-	-	(2,468)	(2,468)
5% stock dividend, including cash payment for fractional shares	479	6,632	(6,648)	-	(16)
Net income	-	-	13,640	-	13,640
Balance, December 31, 2003	10,191	$54,228	$34,816	$441	$89,485

Exercise of stock options, including tax benefit of $814	209	2,287	-	-	2,287
Issuance of shares pursuant to 401K and ESOP plans	30	624	-	-	624
Net change in fair value of investment securities, net of tax effect of $49	-	-	-	(80)	(80)
Cash dividends	-	-	(1,158)	-	(1,158)
Net income	-	-	12,323	-	12,323
Balance, December 31, 2004	10,430	$57,139	$45,981	$361	$103,481
Exercise of stock options, including tax benefit of $555	133	2,346	-	-	2,346
Issuance of shares pursuant to 401K and ESOP plans	12	300	-	-	300
Net change in fair value of investment securities, net of tax effect of $1,733	-	-	-	(2,426)	(2,426)
Net change in fair value of interest rate floor, net of tax benefit of $379	-	-	-	(524)	(524)
Cash dividends	-	-	(1,886)	-	(1,886)
Net income	-	-	20,954	-	20,954
Balance, December 31, 2005	10,575	$59,785	$65,049	$(2,589)	$122,245
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Operating activities:
Net income	$20,954	$12,323	$13,640
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,051	2,731	2,170
Increase in cash surrender value of life insurance policies, net of mortality expense	(1,041)	(1,066)	(1,003)
Depreciation, amortization and accretion, net	7,484	6,520	5,457
Benefit from deferred income taxes	(593)	(552)	(1,582)
Loss on sale or impairment of available for sale investment securities	-	3,665	-
Gain on sale of real estate	-	-	(608)
Net increase in interest receivable & other assets	(18,237)	(5,038)	(1,200)
Net increase in accrued interest payable & other liabilities	1,593	2,519	763
Net cash provided by operating activities	$12,211	$21,102	$17,637

Investing activities:
Investment security purchases - available for sale securities	(53,573)	(10,076)	(47,757)
Investment security purchases - held to maturity securities	(32,136)	(27,310)	(14,400)
Investment security purchases - mortgage-backed securities and collaterized mortgage obligations-available for sale	(105,695)	(74,080)	(129,084)
Investment security purchases - mortgage-backed securities and collateralized mortgage obligations - held to maturity	-	(53,047)	(35,305)
Proceeds from maturities of available for sale investment securities	13,437	22,306	45,417
Proceeds from maturities of held to maturity investment securities	1,985	15	5,515
Proceeds from maturities of mortgage-backed securities and collateralized mortgage obligations - available for sale	60,584	47,828	56,942
Proceeds from maturities of mortgage-backed securities and collateralized mortgage obligations - held to maturity	15,480	8,542	27,827
Proceeds from sales of available for sale investment securities	30,629	15,974	-
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations - available for sale	-	595	-
Net decrease (increase) in time deposits in other financial institutions	3,000	(3,000)	150
Proceeds from sales of commercial and real estate loans	2,638	2,959	4,026
Origination of loans	(500,638)	(650,229)	(567,501)
Proceeds from repayment of loans	310,285	522,595	429,655
Purchases of premises and equipment	(8,955)	(7,586)	(3,960)
Proceeds from sales of real estate	-	-	832
Purchase of bank owned life insurance, net of death benefit	(2,393)	(3,175)	(6,000)
Death benefit income of life insurance policies	(539)	-	-
Sale of subsidiary	-	520	-
Purchase of interest rate floor contract	(1,270)	-	-
Net cash used in investing activities	$(267,161)	$(207,169)	$(233,643)

Financing activities:
Net increase in demand, NOW and savings deposits	159,955	119,797	165,002
Net increase in certificates of deposit	90,388	5,552	29,427
Proceeds from borrowings and repurchase agreement	180,000	96,900	5,000
Repayment of borrowings	(142,391)	(25,598)	(22,387)
Issued shares for benefit plan purchases	300	624	226
Payment for fractional shares	-	-	(16)
Issuance of junior subordinated debentures	-	-	10,310
Cash dividends paid	(1,886)	(1,158)	-
Exercise of stock options, net	2,346	2,287	743
Net cash provided by financing activities	$288,712	$198,404	$188,305

Net increase (decrease) in cash and cash equivalents	33,762	12,337	(27,701)
Cash and cash equivalents at beginning of year	57,819	45,482	73,183
Cash and cash equivalents at end of year	$91,581	$57,819	$45,482

Supplemental disclosure of non-cash investing and financing activities:
Investment securities unrealized losses, net of taxes	$(2,426)	$(80)	$(2,468)
Interest rate floor unrealized loss, net of taxes	(524)	-	-
Interest paid	23,769	16,900	16,054
Income tax payments	9,129	10,271	4,355
Transfer of securities from available for sale to held to maturity	-	-	24,557
Loans transferred to other real estate owned	$-	$-	$224

See accompanying notes to consolidated financial statements

NOTE 1. Summary of Significant Accounting Policies

Capital Corp of the West (the "Company") is a registered bank holding company, whose bank subsidiary provides a full range of banking services to individual and business customers primarily in the Central San Joaquin Valley, through its subsidiaries. The following is a description of the significant policies.

Principles of Consolidation: The consolidated financial statements of Capital Corp of the West include its subsidiaries: County Bank (the "Bank"), Capital West Group (“CWG”), Regency Investment Advisors (“RIA”), and the subsidiaries of County Bank which include County Asset Advisor, Inc. (“CAA”), Merced Area Investment Development, Inc. (“MAID”), and County Investment Trust (“REIT”). CWG, a subsidiary formed in 1996, became inactive in 1997. Regency Investment Advisors was acquired in June 2002 and divested in October 2004. All significant intercompany balances and transactions are eliminated.

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

Cash and Cash Equivalents: The Company maintains deposit balances with various banks which are necessary for check collection and account activity charges. Cash in excess of immediate requirements is invested in federal funds sold or other short-term investments. Generally, federal funds are sold for periods from one to thirty days. Cash, noninterest-bearing deposits in other banks and federal funds sold are considered to be cash and cash equivalents for the purposes of the consolidated statements of cash flows. Banks are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $25,000 at December 31, 2005 and 2004.

Investment Securities: Investment securities consist of federal agencies, state and county municipal securities, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, agency preferred stock, trust preferred stock and equity securities. Investment securities are classified into one of three categories. These categories include trading, available for sale, and held to maturity. The category of each security is determined based on the Company’s investment objectives, operational needs and intent. The Company has not purchased securities with the intent of actively trading them.

Securities available for sale may be sold prior to maturity and are available for future liquidity requirements. These securities are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

Securities held to maturity are classified as such where the Company has the ability and positive intent to hold them to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale or held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized losses due to fluctuations in fair value of securities held to maturity or available for sale are recognized through earnings when it is determined that there is other than temporary impairment and a new basis is then established for the security.

Loans: Loans are carried at the principal amount outstanding, net of unearned income, including deferred loan origination fees and other costs. Nonrefundable loan origination and commitment fees and the estimated direct labor costs associated with originating or acquiring the loans are deferred and amortized as an adjustment to interest income over the life of the related loan using a method that approximates the level yield method.

Interest income on loans is accrued based on contract interest rates and principal amounts outstanding. Loans which are more than 90 days delinquent, with respect to interest or principal, are placed on non-accrual status, unless the outstanding principal and interest is adequately secured and, in the opinion of management, remains collectable. Uncollected accrued interest on nonaccrual loans is reversed against interest income, and interest is subsequently recognized only as received until the loan is returned to accrual status. Interest accruals are resumed when such loans are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectable as to both principal and interest.

A loan is considered impaired, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Any allowance for loan losses on impaired loans is measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. In general, these statements above are not applicable to large groups of small balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage and consumer installment loans. Income recognition on impaired loans conforms to the method the Company uses for income recognition on nonaccrual loans. Interest income on nonaccrual loans is recorded on a cash basis. Payments may be treated as interest income or return of principal depending upon management’s opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income when management believes the remaining principal balance is fully collectable.

Allowance for Loan Losses: The allowance for loan losses is maintained at the level considered to be adequate to absorb probable inherent loan losses based on management's assessment of various factors affecting the loan portfolio, which include: growth trends in the portfolio, historical experience, concentrations of credit risk, delinquency trends, general economic conditions, underlying collateral and internal and external credit reviews. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgment of information available to them at the time of their examination. Additions to the allowance for loan losses, in the form of provision for loan losses, are reflected in current operating results, while charge-offs to the allowance for loan losses are made when a loss is determined to have occurred.  Recoveries on loans previously charged off increases the allowance for loan losses and are not reflected in the Consolidated Statements of Income and Comprehensive Income.Management uses the best information available on which to base estimates, however, ultimate losses may vary from current estimates.

Reserve for Unfunded Loan Commitments: The Company reserves for the possibility of an unfunded loan commitment being funded and subsequently being charged off. Each quarter, the Bank’s unfunded credit obligations are reviewed and assigned a risk factor. The reserve for unfunded loan commitments is either increased or decreased to insure that it represents the volume of unfunded loan commitments multiplied by the assigned risk factor.

Gain or Loss on Sale of Loans: Transfers of real estate mortgage loans held for sale in which the Company surrenders control over those loans are accounted for as a sale to the extent that consideration other than beneficial interests in the transferred loans is received in exchange. Gains or losses are recognized at the time of sale and are reported in noninterest income. All loan sales during 2005, 2004 and 2003 were sales of the guaranteed portion of loans that received partial guarantees from the Small Business Administration (“SBA”). The SBA typically guarantees a major portion of small business loans that meet the SBA’s underwriting and collateral requirements. In 2005, 2004 and 2003 the Company recognized a gain on the sale of loans of $235,000, $251,000 and $296,000.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill was generated with the purchase of the Town and County Finance and Thrift (the “Thrift”) in June 1996. The Thrift’s assets, including intangible assets, were subsequently merged into County Bank in November 1999, and the Thrift’s charter eliminated. Goodwill associated with the purchase of the Thrift is no longer being amortized beginning on January 1, 2002 and had a balance of $1,405,000 as of December 31, 2005 and 2004. The goodwill associated with the purchase of Regency Investment Advisors Inc. in June 2002 was $520,000. RIA was subsequently sold in the third quarter of 2004. There is no goodwill on the Balance Sheet related to RIA at December 31, 2005 and 2004. Core deposit intangibles, representing the excess of purchase price paid over the fair value of net savings deposits acquired, were generated by the purchase of the Thrift in June 1996 and the purchase of three branches from the Bank of America in December, 1997. Core deposit intangibles resulting from these acquisitions are being amortized over 10 and 7 years, respectively. Core deposit intangibles had a balance of $23,000 and $69,000 as of December 31, 2005 and 2004. Amortization of core deposit premiums was $46,000, $655,000, and $676,000 for the years ended December 31, 2005, 2004 and 2003. Core deposit premiums are scheduled to amortize by $23,000 in the year 2006 and are scheduled to be fully amortized by December 2006. Goodwill and intangible assets are reviewed on an annual basis for impairment. If impairment is indicated, recoverability of the asset is assessed based upon expected undiscounted net cash flows.

An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There has been no impairment losses recognized on the Town and Country Finance and Thrift recorded goodwill as of December 31, 2005.

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

Director Elective Income Deferral Agreements: The Company has purchased single premium universal life insurance policies in conjunction with implementation of salary continuation plans for certain members of management, a deferred compensation plan for certain members of the Board of Directors, and for general funding of various benefit programs of the company. This plan was changed in 2004 and is currently being used by five directors. The expenses related to the deferral agreements are accrued in other expenses. The Company is the owner and beneficiary of these policies. The Bank has also formed a Rabbi trust and has irrevocably assigned some of these universal life insurance policies to the Rabbi trust in support of these salary continuation and deferred compensation benefits. The cash surrender value of the insurance policies totaled $31,796,000 and $28,362,000 as of December 31, 2005 and 2004. Income from these policies is recorded in noninterest income and the load, mortality and surrender charges have been recorded in other expenses. An accrued liability of $3,885,000 and $3,610,000 as of December 31, 2005 and 2004 was recorded to reflect the present value of the expected retirement benefits for the salary continuation plans and the deferred compensation benefits and was included in other liabilities. Salary continuation expense of $339,000 and $484,000 and deferred compensation expense of $89,000 and $97,000 was recorded for the years ending December 31, 2005 and 2004.

Advertising Costs: The Company expenses all advertising costs as incurred.

Income Taxes: The Company files a consolidated federal income tax return and a combined state franchise tax return. The provision for income taxes includes federal income and state franchise taxes. Income tax expense is allocated to each entity of the Company based upon the analysis of the tax consequences of each company on a stand alone basis.

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a tax valuation allowance when a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.

Income Tax Credits: The Company has investments in limited partnerships which own low income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As an investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and income tax credits. These income tax credits are earned over a 10-year period as a result of the investment meeting certain criteria and are subject to recapture over a 15-year period. The expected benefit resulting from the affordable housing income tax credits (“HTC”) is recognized in the period in which the tax benefit is recognized in the Company's consolidated tax returns. These investments are accounted for using the cost method and are evaluated at each reporting period for impairment. The Bank had gross investments in these partnerships of $11,727,000 and $10,901,000 as of December 31, 2005 and 2004. The difference between the Bank’s gross investment in these HTC partnerships and the net book value of these partnerships is a valuation reserve that has been established to reflect the negative cash flows of these HTC projects and its effect on the value of the underlying assets of each partnership.

Securities Purchased and Sold Agreements: Securities under resale agreements and securities sold under repurchase agreements are generally accounted for as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Company’s policy to take possession of securities purchased under resale agreements, which are primarily U.S. Government agency securities. The market value of securities purchased and sold is monitored and collateral is obtained from or returned to the counterparty when appropriate.

Derivative Instruments and Hedging Activities: The Company accounts for derivatives and hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. However, if a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within other comprehensive income. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognizes any gain or loss in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting if not already done and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income.

Earnings Per Share: Basic earnings per share (EPS) includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.

On January 25, 2005, April 26, 2005, July 26, 2005, October 25, 2005 and January 24, 2006, the Board of Directors authorized a $0.05 cash dividend payable on February 25, 2005, May 26, 2005, August 26, 2005, November 25, 2005, and February 28, 2006 respectively.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the years ended December 31:

	For The Twelve Months Ended December 31,

(Dollars in thousands, except per share data)	2005	2004	2003

Basic EPS computation:
Net income	$20,954	$12,323	$13,640
Average common shares outstanding	10,500	10,323	10,102
Basic EPS	$2.00	$1.19	$1.35

Diluted EPS computations:
Net income	$20,954	$12,323	$13,640
Average common shares outstanding	10,500	10,323	10,102
Effect of stock options	321	432	403
Total weighted average shares and common stock equivalents	10,821	10,755	10,505
Diluted EPS	$1.94	$1.15	$1.30

In 2005, 2004, and 2003 there were options covering 17,051, 0, and 7,675 shares that were not considered in the earnings per share computations because the option exercise price was in excess of the stock closing price on December 31, 2005, 2004 and 2003 making these shares antidilutive.

Stock Option Plan: During 2005, 2004 and 2003, for annual reporting periods beginning after June 15, 2005, equity based compensation will be accounted for by the Company, using the fair value method. During 2005, 2004 and 2003, the Company accounted for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. Statement of Financial Accounting Standards No 148, “Accounting for Stock Based Compensation-Transition and Disclosure” an amendment of FASB Statement No. 123 and revised Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” establish financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. Statement No. 148 and 123R encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date upon the fair value of the award and is realized as an expense over the service or vesting period. However, Statement No. 148 and 123 also allow an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as long as proforma fair market method disclosures of net income, basic earnings per share, diluted earnings per share and stock-based compensation costs, net of related tax effects, are prominently disclosed. See Note 12 for additional disclosure information relative to options granted and outstanding.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options, except as explained in the action by the November board of directors action noted below, in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income would have been reduced to the proforma amounts indicated as follows:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Net income
As reported net income	$20,954	$12,323	$13,640
Equity compensation, net of income tax effect of $520	2,431	876	582
Proforma net income	18,523	11,447	13,058

Basic earnings per share
As reported	2.00	1.19	1.35
Proforma	1.76	1.11	1.29

Diluted earnings per share
As reported	1.94	1.15	1.30
Proforma	1.71	1.06	1.24

On November 29, 2005, the Company’s board of directors approved the 100% vesting of all existing unvested stock options outstanding. All the options affected were in-the-money, and were held by certain members of management and the board of directors. The board took this action so that the Company would not have to recognize equity compensation expense in the Consolidated Statements of Income and Comprehensive Income on the unvested portion of the stock options outstanding as of November 29, 2005. The unvested equity compensation expense related to this action was $2,409,000. During 2005, the Company recorded equity compensation expense related to this board action of $150,000 to reflect management’s estimate of additional equity compensation expense incurred that relates to the forfeiture of stock options that occurs when management or members of the board of directors leave the Company. Equity compensation expense will be recognized in the Consolidated Statements of Income and Comprehensive Income beginning in 2006 for any stock options issued after November 29, 2005.

Total compensation expense related to the issuance of options that would have been reported was $2,951,000, $972,000, and $601,000 during 2005, 2004 and 2003, respectively.

The per share weighted average fair value of stock options granted during 2005, 2004, and 2003 was $10.11, $7.76, and $6.12 on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: 2005, 2004, and 2003 expected dividend yield of 0.5%, 0.4% and 0%; 2005, 2004, and 2003 expected volatility of 29%, 26%, and 29%; and a risk free interest rate of 4.07%, 4.00%, and 4.75% for 2005, 2004, and 2003, and an expected life of 6.32, 7, and 7 years in 2005, 2004, and 2003, respectively.

Comprehensive Income: Comprehensive income consists of net income and unrealized gains (losses) on securities and certain derivative instruments and is presented in the consolidated statements of income and comprehensive income.

Reclassifications: Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the 2005 presentation. The reclassification that pertains to this statement is the reserve for unfunded loan commitments. For more information regarding the reserve for unfunded loan commitments, see the discussion earlier in Note 1.

NOTE 2. Investment Securities

The amortized cost and estimated market value of investment securities at December 31 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2005
Available for sale securities:
U.S. Government agencies	$41,098	$1	$865	$40,234
State & political subdivisions	1,293	1	8	1,286
Mortgage-backed securities	211,181	257	3,267	208,171
Collateralized mortgage obligations	33,008	-	592	32,416
Total debt securities	286,580	259	4,732	282,107
Agency preferred stock	11,001	281	336	10,946
Equity securities	25,562	-	460	25,102
Total available for sale securities	$323,143	$540	$5,528	$318,155

Held to maturity securities:
State and political subdivisions	$100,045	$749	$1,781	$99,013
Mortgage-backed securities	62,484	392	1,627	61,249
Collateralized mortgage obligations	18,496	-	525	17,971
Total held to maturity securities	$181,025	$1,141	$3,933	$178,233

2004
Available for sale securities:
U.S. Government agencies	$25,309	$18	$199	$25,128
State & political subdivisions	1,312	13	-	1,325
Mortgage-backed securities	137,868	914	701	138,081
Collateralized mortgage obligations	62,340	39	497	61,882
Total debt securities	226,829	984	1,397	226,416
Agency preferred stock	18,001	-	-	18,001
Equity securities	25,050	-	278	24,772
Total available for sale securities	$269,880	$984	$1,675	$269,189

Held to maturity securities:
State and political subdivisions	$69,894	$1,394	$304	$70,984
Mortgage-backed securities	72,713	732	363	73,082
Collateralized mortgage obligations	24,380	-	181	24,199
Total held to maturity securities	$166,987	$2,126	$848	$168,265

At December 31, 2005 and 2004, investment securities with carrying values of approximately $452,337,000 and $321,688,000, respectively, were pledged as collateral for deposits of public funds, government deposits, the Bank's use of the Federal Reserve Bank's discount window and Federal Home Loan Bank line of credit. The Bank is a member of the Federal Reserve Bank and the Federal Home Loan Bank. The Bank carried balances, stated at cost, of $7,888,000 and $7,304,000 of Federal Home Loan Bank stock and $1,187,000 of Federal Reserve Bank stock as of December 31, 2005 and 2004. Gross realized losses on sale of available for sale securities of $0, $6,000, and $0, were recognized in 2005, 2004, and 2003. Gross realized gains on sale of available for sale securities of $0, $50,000, and $0 were recognized in 2005, 2004, and 2003. Gross losses on sale of available for sale securities were $0, $3,715,000, and $0 in 2005, 2004, and 2003. The gross losses on sale of available for sale securities in 2004 is composed of an unrealized other-than-temporary impairment loss of $3,709,000 and a realized loss of $6,000 on the sale of available for sale securities.

In June, 2003, state and municipal debt securities with a carrying value of $24,558,000 and a market value of $26,204,000 were transferred from the available for sale portfolio to the held to maturity portfolio at market value. The Company made the decision based on management’s intent to hold these securities to maturity. The unrealized holding gain at the date of transfer is reported as accumulated other comprehensive income, a separate component of shareholders’ equity, and amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a premium or accretion of a discount.

The carrying and estimated fair values of debt securities at December 31, 2005 by contractual maturity, are shown on the following table. Actual maturities may differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Available for sale debt securities:
One year or less	$-	$-
One to five years	31,192	30,448
Five to ten years	10,162	10,038
Over ten years	1,037	1,034
Mortgage-backed securities and CMOs	244,189	240,587
Total available for sale debt securities	$286,580	$282,107

Held to maturity debt securities:
One year or less	$-	$-
One to five years	9,265	8,582
Five to ten years	23,162	23,413
Over ten years	67,618	67,018
Mortgage-backed securities and CMOs	80,980	79,220
Total held to maturity debt securities	$181,025	$178,233

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005, were as follows:

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available for sale:
U.S. Government agencies	$526	$30,542	$339	$9,661	$865	$40,203
State and political subdivisions	8	807	-	-	8	807
Mortgage-backed securities	1,490	54,410	1,777	49,538	3,267	103,948
Collateralized mortgage Obligations	147	5,778	445	26,638	592	32,416
Agency preferred stock	336	4,757	-	-	336	4,757
Equity securities	-	-	460	15,482	460	15,482
	$2,507	$96,294	$3,021	$101,319	$5,528	$197,613

Held to maturity securities:
State and political subdivisions	$394	$31,367	$1,387	$17,192	$1,781	$48,559
Mortgage-backed securities	1,000	37,883	627	11,837	1,627	49,720
Collateralized mortgage Obligations	-	-	525	17,971	525	17,971
	$1,394	$69,250	$2,539	$47,000	$3,933	$116,250

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows:
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available for sale:
U.S. government agencies	$70	$9,930	$129	$9,876	$199	$19,806
State and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities	605	76,754	96	7,283	701	84,037
Collateralized mortgage Obligations	471	47,239	26	5,058	497	52,297
Equity securities	17	2,983	261	12,738	278	15,721
	$1,163	$136,906	$512	$34,955	$1,675	$171,861

Held to maturity securities:
State and political subdivisions	$304	$23,448	$-	$-	$304	$23,448
Mortgage-backed securities	10	2,786	353	12,487	363	15,273
Collateralized mortgage Obligations	181	24,199	-	-	181	24,199
	$495	$50,433	$353	$12,487	$848	$62,920

The Company has determined that unrealized losses on debt securities were driven primarily by increases in interest rates over the last year. The Company has the ability and intent to retain it’s investments until maturity or until anticipated recovery in market value occurs. No other-than-temporary impairment was recorded in 2005.

The Company invests in mutual funds that hold adjustable rate mortgage loan investments which fluctuate in value with prevailing market interest rates. The unrealized losses on equity securities were primarily caused by generally rising market rates during 2005. The market price of adjustable rate loans declines during periods of rising interest rates. There was one investment in an adjustable rate mortgage mutual fund that had a fair value of $12,549,000 and an unrealized loss of $393,000 as of December 31, 2005. In addition, the Company holds an investment in a CRA mutual fund that had a fair market value of $2,933,000 and an unrealized loss of $67,000 as of December 31, 2005. Both mutual funds have been in an unrealized loss position for 12 consecutive months as of December 31, 2005. Due to the fact the Company has the ability and intent to hold this investment until a market price recovery, this investment is not considered other-than-temporarily impaired.

NOTE 3. Loans
Loans at December 31 consisted of the following:

(Dollars in thousands)	2005	2004
Commercial	$274,312	$217,524
Agricultural	72,792	80,598
Real estate - mortgage	471,266	416,385
Real estate - construction	167,992	97,396
Consumer	82,534	73,190
Gross loans	1,068,896	885,093
Less allowance for loan losses	(14,776)	(13,605)
Net loans	$1,054,120	$871,488

Loans are net of deferred loan fees of $3,183,000 and $2,446,000, as of December 31, 2005 and 2004. Consumer loans are net of deferred loan costs of $874,000 and $401,000 as of December 31, 2005 and 2004.

Nonaccrual loans totaled $1,692,000 and $4,394,000 at December 31, 2005 and 2004. Foregone interest on nonaccrual loans was approximately $63,000, $4,000, and $39,000 for the years ended December 31, 2005, 2004 and 2003.

Impaired loans are loans which, based on current information and events, management believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 2005 and 2004, the recorded investment in impaired loans was $1,692,000 and $4,394,000 which had a related allowance for loan losses of $254,000 and $704,000 in 2005 and 2004. As of December 31, 2005 and 2004, there were no impaired loans without a related allowance for loan loss assigned to them. The average outstanding balance of impaired loans for the years ended December 31, 2005, 2004 and 2003 was $2,236,000, $4,206,000, and $2,328,000 on which $88,000, $216,000, and $231,000 was recognized as interest income on a cash basis.

At December 31, 2005 and 2004, the collateral value method was used to measure impairment for all loans classified as impaired. The following table shows the recorded investment in impaired loans by loan category at December 31:

(Dollars in thousands)	2005	2004
Commercial	$1,684	$3,966
Agricultural	8	382
Consumer and other	-	46
	$1,692	$4,394

The following is a summary of changes in the allowance for loan losses during the years ended December 31:

(Dollars in thousands)	2005	2004	2003
Balance at beginning of year	$13,605	$12,524	$11,680
Loans charged-off	(1,982)	(2,296)	(1,995)
Recoveries of loans previously charged-off	1,102	646	669
Provision for loan losses	2,051	2,731	2,170
Balance at end of year	$14,776	$13,605	$12,524

The following is a summary of changes in the reserve for unfunded loan commitments during the years ended December 31:

(Dollars in thousands)	2005	2004	2003
Balance at beginning of year	$679	$739	$454
Change in reserve	38	(60)	285
Balance at end of year	$717	$679	$739

In the ordinary course of business, the Company, through its subsidiaries, has made loans to certain directors and officers and their related businesses. In management's opinion, these loans are granted on substantially the same terms, including interest rates and collateral, as those prevailing on comparable transactions with unrelated parties, and do not involve more than the normal risk of collectibility.

Activity in loans to, or guaranteed by, directors and executive officers and their related businesses at December 31, are summarized as follows:

(Dollars in thousands)	2005	2004
Balance at beginning of year	$2,133	$2,452
Loan advances and renewals	1,102	190
Loans matured or collected	(746)	(509)
Balance at end of year	$2,489	$2,133

NOTE 4. Premises and Equipment

Premises and equipment consisted of the following at December 31:

(Dollars in thousands)	2005	2004
Land	$3,506	$3,104
Buildings	17,181	16,701
Leasehold improvements	3,016	2,827
Furniture and equipment	15,837	14,042
Construction in progress	6,198	2,268
Subtotal	$45,738	$38,942
Less accumulated depreciation and amortization	16,768	16,516
Premises and equipment, net	$28,970	$22,426

Depreciation expense totaled $2,411,000, $1,717,000, and $1,661,000 in 2005, 2004, and 2003. Interest is capitalized during the branch office construction period totaled $6,000 and $0 in 2005 and 2004. Capitalized lease payments during the branch office construction period totaled $45,000 and $0 in 2005 and 2004.

NOTE 5. Other Borrowings

The following is a summary of selected information for other borrowings. These borrowings generally mature in less than one year:

	As of December 31,
(Dollars in thousands)	2005		2004		2003
	Amount	Interest Rate(s)	Amount	Interest Rate(s)	Amount	Interest Rate(s)
Treasury Tax Loan (1)	$5,474	4.00%	$5,853	1.87%	$6,467.98%
FHLB advances	36,885	2.00-5.05%	59,900	2.18-6.83%	18,175	1.0-5.09%
Total short term borrowings	$42,359		$65,753		$24,642
(1) The Treasury tax loan is a variable rate product that reprices weekly based on the Federal Funds rate. The account is payable on a daily basis.

The Company maintains a secured line of credit with the Federal Home Loan Bank of San Francisco (FHLB). Based on the FHLB stock requirements at December 31, 2005, this line provided for maximum borrowings of $160,583,000 of which $93,384,000 was outstanding. At December 31, 2005 this borrowing line was collateralized by securities with a market value of $169,034,000. At December 31, 2004, the line of credit was collateralized by securities with a market value of $163,956,000 of which $155,326,000 was outstanding. At December 31, 2004 this borrowing line is collateralized by securities with a market value of $172,585,000. The Company had additional secured, unused lines of credit of $29,301,000 and unsecured unused lines of credit of $70,800,000 at December 31, 2005. This compares with secured, unused lines of credit of $9,876,000 and unsecured unused lines of credit of $44,000,000 as of December 31, 2004.  As part of this agreement, the Bank has borrowed $100,000,000 that is fully secured by $100,000,000 in investment securities that serve as collateral for the debt obligation.

In December 2005, the Bank entered into a repurchase agreement for $100,000,000. This agreement has a maturity date of December 15, 2010. The Bank pays the 3 month LlBOR rate plus 0.295%, reset quarterly, on this repurchase agreement for five years, with an embedded floor that drives down funding cost further if the 3 month LlBOR falls below 4%, with the minimum funding cost at 0%. The formula for the quarterly reset is as follows: [3 Month LIBOR + 0.295%]- the larger of 0% or 4.00% - 3 Month LIBOR. The repurchase agreement has an embedded derivative that does not qualify as a separate derivative as defined by SFAS No. 133 and SFAS No. 149. The Financial Accounting Standards Board ("FASB") is considering adding repurchase agreement accounting to its agenda of new projects. If this were to occur, the FASB may provide additional guidance related to the accounting for repurchase agreements in the future.

The following is a summary of selected information for long-term borrowings. These borrowings generally mature in greater than one year.

(Dollars in thousands)			2005	2004	2003
	Weighted Average Interest Rate(s)	Maturity Dates	Amount	Amount	Amount
Mortgage note	7.80%	2007	$2,869	$2,940	$3,004
FHLB advances	3.73%	2007-2011	56,500	95,426	65,171
Repurchase agreement	4.79%	2010	100,000	-	-
Total long term borrowings			$159,369	$98,366	$68,175

Interest expense related to FHLB borrowings totaled $4,447,000, $4,368,000, and $4,069,000 in 2005, 2004, and 2003. Interest expense related to the mortgage note totaled $230,000, $236,000, and $240,000 in 2005, 2004, and 2003. This long term note is secured by Company land and buildings. Interest expense on federal funds purchased was $438,000, $21,000, and $11,000 in 2005, 2004, and 2003. Compensating balance arrangements are not significant to the operations of the Company.

Principal payments required to service the Company's borrowings during the next five years and thereafter are:

(Dollars in thousands)
2006	$42,359
2007	29,369
2008	-
2009	10,000
2010	100,000
Thereafter	20,000
Total borrowed funds	$201,728

NOTE 6. Junior Subordinated Debentures

At December 31, 2005 the Company had 2 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. As a result of adoption of FASB Interpretation Number 46R, the Company deconsolidated the Trusts as of and for the years ended December 31, 2005 and 2004. There was $16,496,000 of junior subordinated debentures issued and outstanding as of December 31, 2005 and 2004. The junior subordinated debentures were reflected as long-term debt in the consolidated balance sheets at December 31, 2005 and 2004.

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

County Statutory Trust I issued $6,000,000 in Trust Preferred Securities on February 22, 2001. These securities pay interest at the rate of 10.20% and have a stated maturity date of February 22, 2031. They also have an optional redemption date of February 22, 2021. County Statutory Trust II issued $10,000,000 in Trust Preferred Securities on December 17, 2003. These securities pay interest at a variable rate of interest that was 7.32% at December 31, 2005, and have a stated maturity date of December 17, 2033. They have an optional redemption date of December 17, 2008. The interest rate on this issue is indexed to the average quarterly prime rate plus 0.07%, for the first five years, then after the optional redemption date of December 17, 2008, the rate will be indexed to the then-current 3 month LIBOR rate plus 2.85%.

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

NOTE 7. Income Taxes

The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollars in thousands)	Federal	State	Total
2005
Current	$7,594	$2,961	$10,555
Deferred	(548)	(45)	(593)
	$7,046	$2,916	$9,962

2004
Current	$3,528	$4,174	$7,702
Deferred	(256)	(296)	(552)
	$3,272	$3,878	$7,150

2003
Current	$4,906	$1,533	$6,439
Deferred	(767)	(815)	(1,582)
	$4,139	$718	$4,857

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 consists of the following:

(Dollars in thousands)	2005	2004
Deferred tax assets:
Allowance for loan losses	$6,514	$6,006
Investment securities unrealized loss	1,895	0
Other than temporary impairment of equity securities	1,560	1,560
Deferred compensation	1,634	1,512
Intangible amortization	802	904
Nonaccrual interest	43	83
Academy bond tax credits	55	-
Other	1,141	723
Total gross deferred tax assets	13,644	10,788
Less valuation allowance	(424)	(424)
Deferred tax assets	13,220	10,364

Deferred tax liabilities:
Investment in partnerships	706	657
FHLB stock dividends	371	292
Capitalization of loan costs and prepaid assets	657	531
Investment securities unrealized gain	-	217
Fixed assets	244	140
Insurance accrual	57	53
Other	134	128
Total gross deferred tax liabilities	2,169	2,018
Net deferred tax assets	$11,051	$8,346

In assessing the Company’s ability to realize the tax benefits of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005 and 2004.

During 2004, the Company increased the tax valuation allowance by $404,000 to a total valuation allowance of $424,000 at December 31, 2004. The increase was related to management’s assessment of the ultimate collectibility of tax benefits related to the book deduction for other than temporary impairment of equity securities. In order to realize the tax benefits related to any capital losses when recognized for tax purposes, the Company would need to generate offsetting capital gains within six years beginning with the year of any recognized loss. After an evaluation by management of the potential sources of future capital gains from the recorded assets at December 31, 2004, it was management’s conclusion that the deferred tax asset related to the other than temporary impairment of equity securities may not be entirely realized. Therefore, a tax valuation allowance was established to the extent that management believed it was more likely than not that the asset would not be realized. The realizability of this deferred tax asset was also reviewed at December 31, 2005, at which time management concluded no additional allowance was required.

A reconciliation of income tax at the federal statutory rate to the provision for income taxes follows:

(Dollars in thousands)	2005	2004	2003
Statutory federal income tax rate due, computed at an effective tax rate of 35% in 2005, 2004, and 2003	$10,821	$6,815	$6,474
State franchise tax, at statutory rate, net of federal income tax benefit	1,895	2,521	467
Tax exempt interest income, net	(1,116)	(726)	(442)
Housing tax credits	(980)	(1,028)	(975)
Death benefit from bank owned life insurance	(188)	-	-
Dividends received deduction	(124)	(112)	(134)
Increase in tax valuation allowance	-	404	-
Cash surrender value life insurance	(364)	(367)	(314)
Other	18	(357)	(219)
Provision for income taxes	$9,962	$7,150	$4,857

As of December 31, 2005, the anticipated 2005 tax refund related to federal and state income taxes was $870,000.

NOTE 8. Regulatory Matters

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Management believes, as of December 31, 2005 that the Company and the Bank met all capital adequacy requirements to which they are subject, including the ratio test for a well capitalized bank under the regulatory framework for prompt corrective action. The most recent notification from the FRB categorized the Company and the Bank as well capitalized under the FDICIA regulatory framework for prompt corrective action. Subsequent to this notification, there are no conditions or events that management believes have changed the risk based capital category of the Company and the Bank.

On December 15, 2005 the Federal Reserve Bank of San Francisco (“FRBSF”) terminated the written agreement (the “Agreement”) which was entered into with the Company on October 26, 2004. Under the Agreement, the Bank, among other actions taken, (i) developed a written program designed to improve the Bank's system of internal controls to ensure compliance with applicable provisions of the Bank Secrecy Act; (ii) developed an enhanced written customer due diligence program designed to reasonably ensure the identification and reporting of all known or suspected violations of law and suspicious transactions against or involving the Bank; (iii) established enhanced written policies and procedures designed to strengthen the Bank's internal controls and audit programs, and (iv) submitted quarterly progress reports to the FRBSF detailing actions taken to secure compliance with the Agreement.

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

The Company's and Bank's actual capital amounts and capital ratios as of December 31, 2005 are as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$154,592	11.13%	$111,151	8%	$138,939	10%
Tier I capital (to risk weighted assets)	$139,099	10.01%	$55,576	4%	$83,364	6%
Leverage ratio(1)	$139,099	8.57%	$64,960	4%	$81,200	5%
The Bank:
Total capital (to risk weighted assets)	$141,945	10.24%	$110,868	8%	$138,585	10%
Tier I capital (to risk weighted assets)	$126,452	9.12%	$55,434	4%	$83,151	6%
Leverage ratio(1)	$126,452	7.80%	$64,830	4%	$81,038	5%
(1) The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.

The Company's and Bank's actual capital amounts and ratios as of December 31, 2004 are as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$131,743	11.55%	$91,287	8%	$114,108	10%
Tier I capital (to risk weighted assets)	$117,479	10.30%	$45,643	4%	$68,465	6%
Leverage ratio(1)	$117,479	8.46%	$55,574	4%	$69,467	5%
The Bank:
Total capital (to risk weighted assets)	$119,253	10.47%	$91,081	8%	$113,851	10%
Tier I capital (to risk weighted assets)	$105,021	9.22%	$45,541	4%	$68,311	6%
Leverage ratio(1)	$105,021	7.58%	$55,440	4%	$69,300	5%
(1) The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.

NOTE 9. Commitments and Financial Instruments With Off-Balance Sheet Credit Risk

At December 31, 2005, the Company has operating lease rental commitments for remaining terms of one to twenty years. The Company has options to renew four of its leases for periods of 10 through 20 years. The minimum future commitments under non-cancelable lease agreements having terms in excess of one year at December 31, 2005 are as follows:

(Dollars in thousands)
2006	$1,825
2007	1,674
2008	1,558
2009	1,446
2010	1,289
Thereafter	6,765
Total minimum lease payments	$14,557

Rent expense was approximately $1,649,000, $1,226,000, and $986,000, for the years ended December 31, 2005, 2004, and 2003.

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

Financial instruments whose contractual amount represents risk:	As of December 31,
(Dollars in thousands)	2005	2004
Commitments to extend credit	$495,313	$393,039
Standby letters of credit	$15,160	$13,875

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

The Company, because of the nature of its business, is subject to various threatened or filed legal cases. The Company, based on the advice of legal counsel, does not expect that the resolution of such cases will have a material, adverse effect on its financial position or results of operations.

NOTE 10. Time Deposits

At December 31, 2005 the aggregate maturities for customer time deposits are as follows:

(Dollars in thousands)
2006	$296,789
2007	113,155
2008	6,963
2009	28,705
2010	3,745
Thereafter	1,684
Total time deposits	$451,041

NOTE. 11. Employee and Director Benefit Plans

The Company has a noncontributory employee stock ownership plan ("ESOP") and an employee savings plan covering substantially all employees. During 2005, 2004, and 2003, the Company contributed approximately $649,000, $580,000, and $541,000 to the ESOP and $260,000, $226,000, and $193,000 to the employee savings plan.

Under provisions of the ESOP, the Company can make discretionary contributions to be allocated based on eligible individual annual compensation, as approved by the Board of Directors. Contributions to the ESOP are recognized as compensation expense. For the years ended December 31, 2005, 2004, and 2003, the ESOP owned 383,315, 213,607, and 206,980 shares of the Company’s stock. ESOP shares are included in the weighted average number of shares outstanding for earnings per share computations.

The employee savings plan allowed participating employees to contribute up to $14,000 each in 2005. Eligible employees above the age of 50 have the ability to contribute an additional $4,000 in catch up contributions in 2005. The Company matched 25% of the employees’ elective contribution, as defined, not to exceed 10% of eligible annual compensation. The expense relating to the 25% match was $314,000, $225,000 and $193,000 in 2005, 2004 and 2003.

The Company maintains a non-qualified salary continuation plan for certain senior executive officers of the Company and the Bank. Under the plan, the Company has agreed to pay these executives retirement benefits for a ten to fifteen year period after their retirement so long as they meet certain length of service vesting requirements. The plan is informally linked to several single premium universal life insurance policies that provide life insurance on certain senior executive officers with the Company named as the owner and beneficiary of these policies. The Bank has a Rabbi trust and specific life insurance contracts have been irrevocably assigned to the trust in support of the salary continuation plans. Salary continuation expense totaled $339,000, $484,000, and $669,000, in 2005, 2004, and 2003. Total liabilities carried by the Company for salary continuation totaled $3,287,000, $3,067,000, and $2,499,000 in 2005, 2004, and 2003 respectively.

 The Company also maintains a non-qualified Director Elective Income Deferral Agreement plan for members of the board of directors of the Company and the Bank. Under the present deferred compensation plan, members of the board of directors have the ability to defer compensation they receive as directors until a future date elected by the director. The director then also elects either to be paid in a lump sum or annuity starting at the date elected by the director. The plan is informally linked to several single premium universal life insurance policies that provide life insurance on certain directors with the Company named as the owner and beneficiary of these policies. The Bank has a Rabbi trust and life insurance contracts have been irrevocably assigned to the trust in support of the deferred compensation plans. Deferred compensation expense totaled $88,000, $97,000, and $64,000 in 2005, 2004, and 2003. Total liabilities carried by the Company for Director Elective Income Deferral totaled $598,000, $543,000, and $446,000 in 2005, 2004, and 2003 respectively.

NOTE 12. Stock Option Plan

In 1992, shareholders approved the adoption of an incentive stock option plan for bank management and a non-statutory stock option plan for directors. In 2002, shareholders approved the adoption of a new incentive stock option plan for bank management and a new non-statutory stock option plan for directors. The maximum number of shares issuable under the plans was 126,000 and was amended by the shareholders in 1995 and 2001 to 450,000 and 675,000 options available for grant. Options are available for grant under the plans at prices that approximate fair market value of the stock at the date of grant. Options granted under both plans become exercisable 25% at the time of grant and 25% each year thereafter and expire 10 years from the date of grant. At the November meeting, the Board of Directors approved the accelerated vesting of all outstanding stock options. The Board of Directors performed this action to mitigate the effect of the adoption of Financial Accounting Statement 123R, which goes into effect January 1, 2006, which will require the Company to record compensation expense as stock options vest in 2006 and beyond. During 2005, the Company recorded equity compensation expense related to this board action of $150,000 to reflect management’s estimate of additional equity compensation expense incurred that relates to the forfeiture of stock options that occurs when management or members of the board of directors leave the Company.

A summary of the status of the Company’s stock options as of and for the years ended December 31, 2005, 2004, and 2003 and changes during the years ended on those dates, follows:

	2005		2004		2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	672,038	12.22	699,940	8.15	681,766	6.52
Granted	253,498	28.91	191,697	21.57	143,685	14.67
Exercised	(134,191)	12.24	(208,913)	7.05	(114,149)	6.52
Forfeited	(37,864)	19.73	(10,686)	14.00	(11,362)	9.12
Outstanding at end of year	753,481	17.46	672,038	12.22	699,940	8.15
Options exercisable at end of year	706,981	16.49	430,656	8.99	485,782	6.63

The following table summarizes information about options outstanding at December 31, 2005:
Options outstanding				Options exercisable
Range of exercise prices	Number of shares outstanding	Weighted remaining contractual life		Weighted average exercise price	Number exercisable	Weighted average exercise price
$3 - 8	225,284	4.31	Years	$5.84	225,284	$5.84
8 - 13	101,991	6.56		10.37	101,991	10.37
13 - 18	19,385	7.45		14.92	19,385	14.92
18 - 23	157,822	8.08		20.77	157,822	20.77
23 - 28	131,999	9.1		26.02	128,249	26.04
28 - 35	117,000	9.84		32.28	74,250	31.96
$3 - 35	753,481	7.18	Years	$17.46	706,981	$16.49

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

Fair values for financial instruments are management’s estimates of the values at which the instruments could be exchanged in a transaction between a hypothetical willing and able buyer and a hypothetical willing and able seller, acting at arms length in an open and unrestricted market, when neither is under compulsion to buy or sell and when both have reasonable knowledge of the relevant facts. In addition, other significant assets are not considered financial assets including, any deferred tax assets and premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of these estimates.

(Dollars in thousands)
2005	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$61,331	$61,331
Federal funds sold	30,250	30,250
Time deposits at other financial institutions	350	350
Available for sale investment securities	318,155	318,155
Held to maturity investment securities	181,025	178,233
Interest receivable	8,305	8,305
Bank owned life insurance	31,796	31,796
Net loans	1,054,120	1,054,120
Interest rate floor	743	743

Financial liabilities
Noninterest-bearing demand	310,284	310,284
Negotiable orders of withdrawal	216,594	216,594
Savings	426,581	426,581
Time deposits	451,041	451,041
Borrowings	201,728	201,369
Subordinated debentures	16,496	20,138

Off-balance sheet:
Loan commitments	$495,313	$37,148
Standby letters of credit	15,160	1,516

(Dollars in thousands)
2004	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$40,454	$40,454
Federal funds sold	17,365	17,365
Time deposits at other financial institutions	3,350	3,350
Available for sale investment securities	269,189	269,189
Held to maturity investment securities	166,987	168,265
Interest receivable	5,979	5,979
Bank owned life insurance	28,362	28,362
Net loans	871,488	870,124

Financial liabilities
Noninterest-bearing demand	262,315	262,315
Negotiable orders of withdrawal	170,870	170,870
Savings	360,319	360,319
Time deposits	360,653	360,653
Borrowings	164,119	164,995
Subordinated debentures	16,496	19,690

Off-balance sheet:
Loan commitments	$393,039	$2,948
Standby letters of credit	13,875	1,388

NOTE 14. Parent Company Only Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed balance sheets of the Company as of December 31, 2005 and 2004 and the condensed statements of income and cash flows for the years ended December 31, 2005, 2004, and 2003:

Condensed balance sheets	December 31,
(Dollars in thousands)	2005	2004
Assets
Cash and short-term investments	$9,555	$10,397
Investment in County Bank	125,598	107,023
Net premises and equipment	774	765
Other assets	5,008	3,695
Total assets	$140,935	$121,880
Liabilities and shareholders’ equity
Liabilities
Subordinated debentures	$16,496	$16,496
Capitalized lease	640	724
Other liabilities	1,554	1,179
Total liabilities	18,690	18,399
Total shareholders’ equity	122,245	103,481
Total liabilities and shareholders’ equity	$140,935	$121,880

Condensed statements of income	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Income
Interest	$245	$107	$10
Management fees from subsidiaries	15,091	12,337	8,717
Other noninterest income	82	109	45
Total income	15,418	12,553	8,772
Expenses
Interest on borrowings	1,287	1,088	648
Capitalized lease interest	50	72	83
Salaries and related benefits	6,637	5,506	4,701
Other noninterest expense	8,373	6,704	4,091
Total other expenses	16,347	13,370	9,523
Loss before income taxes and equity in undistributed earnings of subsidiaries	(929)	(817)	(751)
Income tax benefit	356	290	290
Equity in undistributed income of subsidiaries	21,527	12,850	14,101
Net income	$20,954	$12,323	$13,640

Condensed statements of cashflows	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Operating activities:
Net income	$20,954	$12,323	$13,640
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of fixed assets	423	344	337
Equity in undistributed earnings of subsidiaries	(21,527)	(12,850)	(14,101)
Increase in other assets	(1,313)	(793)	(704)
Increase (decrease) in other liabilities	375	850	(419)
Net cash used in operating activities	(1,088)	(126)	(1,247)
Investing activities:
Capital contribution to subsidiary bank	-	-	(2,184)
Sale of subsidiary plus additional capital contributions	-	609	-
Purchase of premises and equipment	(430)	(313)	(263)
Net cash (used in) provided by investing activities	(430)	296	(2,447)
Financing activities:
Issuance of Junior Subordinated Debentures	-	-	10,310
Net (decrease) increase in other borrowings and capitalized lease	(84)	(362)	765
Issuance of common stock related to exercise of stock options and employee benefit plans	2,646	2,911	969
Cash dividends and fractional shares	(1,886)	(1,158)	(16)
Net cash provided by financing activities	676	1,391	12,028
(Decrease) increase in cash and cash equivalents	(842)	1,561	8,334
Cash and cash equivalents at beginning of year	10,397	8,836	502
Cash and cash equivalents at end of year	$9,555	$10,397	$8,836

NOTE 15. Quarterly Results of Operations (Unaudited)

	2005 Quarter Ended
(Dollars in thousands)	Dec 31	Sept 30	June 30	Mar 31
Interest income	$25,013	$23,487	$21,651	$20,013
Interest expense	7,477	6,520	5,650	5,073
Net interest income	17,536	16,967	16,001	14,940
Provision for loan losses	695	1,035	101	220
Noninterest income	2,527	2,666	2,340	2,669
Noninterest expenses	11,369	10,300	10,702	10,308
Income before income taxes	7,999	8,298	7,538	7,081
Income taxes	2,612	2,845	2,412	2,093
Net income	5,387	5,453	5,126	4,988

Basic earnings per share (1)	$0.51	$0.52	$0.49	$0.48
Diluted earnings per share (1)	$0.49	$0.50	$0.47	$0.46

	2004 Quarter Ended
(Dollars in thousands)	Dec 31	Sept 30	June 30	Mar 31
Interest income	$18,784	$17,587	$17,294	$16,906
Interest expense	4,586	4,256	4,136	4,119
Net interest income	14,198	13,331	13,158	12,787
Provision for loan losses	548	879	689	615
Noninterest income	(1,239)	2,619	2,591	2,440
Noninterest expenses	9,984	9,046	9,320	9,331
Income before income taxes	2,427	6,025	5,740	5,281
Income taxes	1,611	2,042	1,860	1,637
Net income	816	3,983	3,880	3,644

Basic earnings per share (1)	$0.08	$0.38	$0.38	$0.36
Diluted earnings per share (1)	$0.08	$0.37	$0.36	$0.34
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

NOTE 16. Derivatives

During the third quarter of 2005, the Company purchased an interest rate floor contract from Wachovia Bank to be effective from October 1, 2005 until September 1, 2010, at a price of $1,270,000 which will be amortized over the life of the contract. The notional amount of the floor is $100,000,000 with a strike rate of 6.5% vs. the Prime rate as published in the H15 bulletin from the Federal Reserve Bank for the first of each month. The interest rate floor provides the Company with partial protection against an interest rate downturn on loans that are indexed off the Prime rate through September 1, 2010. The floor is designated as a cash flow hedge. The Company assesses the effectiveness of the interest rate floor contract based on changes in the option’s intrinsic value. The change in the time value of the contract is excluded from the assessment of the hedge effectiveness and such planned ineffectiveness is recorded as a reduction in interest income. For the year ended December 31, 2005, the Company recognized a net reduction in interest income of $4,000.

The Company uses derivatives to manage exposure to interest rate risk. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is not exchanged, but is used only as the basis on which interest and other payments are determined.

For derivatives, the Company’s exposure to credit risk is measured by the current fair value of all derivatives in a gain position plus a prudent estimate of potential change in value over the life of the contract and generally takes into account legally enforceable risk mitigating agreements for each obligor such as netting and collateral.

The fair value and notional amounts for trading derivatives at December 31, 2005 are presented below.

	December 31, 2005
(Dollars in thousands)	Fair Value	Notional Amount
Purchased option, interest rate floor	$743	$100,000

Risk management derivative financial instruments represent financial instruments the Company has designated and accounted for as accounting hedges. Information related to these derivative financial instruments used for the Company’s interest rate risk management purposes at December 31, 2005, follows.

	December 31, 2005
		Gross Unrealized
(Dollars in thousands)	Notional Amount	Gains	Losses	Fair Value	Maturity in years
Asset Cash Flow Hedge
Interest rate option	$100,000	$-	$524	$743	4.67

NOTE 17. Subsequent Events

In the first quarter of 2006 the Company purchased an asset based lending portfolio from Heritage Bank of Commerce for approximately $30,015,000. The loans were purchased from Heritage Bank at the note amount. There was no discount or premium paid related to these loans. As part of the transaction several employees from Heritage Bank of Commerce have joined County Bank. These employees are responsible for the management and expansion of the segment.