Form 10-Q
period 2006-03-31
CAPITAL CORP OF THE WEST
filed 2006-05-10
CIK 1004740

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	IRS Employer ID Number

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

The number of shares outstanding of the registrant’s common stock, no par value, as of March 31, 2006 was 10,663,468. No shares of preferred stock, no par value, were outstanding at March 31, 2006.

Capital Corp of the West

PART I. -- FINANCIAL INFORMATION

PART II. -- OTHER INFORMATION

Capital Corp of the West
Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2006	December 31, 2005
Assets
Cash and noninterest-bearing deposits in other banks	$55,032	$61,331
Federal funds sold	-	30,250
Time deposits at other financial institutions	350	350
Investment securities available for sale, at fair value	303,379	318,155
Investment securities held to maturity, at cost; fair value of $176,130 and $178,233 at March 31, 2006 and December 31, 2005	179,394	181,025
Loans, net of allowance for loan losses of $15,141 and $14,776 at March 31, 2006 and December 31, 2005	1,153,739	1,054,120
Interest receivable	8,038	8,305
Premises and equipment, net	31,086	28,970
Goodwill	1,405	1,405
Other intangibles	12	23
Cash value of life insurance	32,102	31,796
Investment in housing tax credit limited partnerships	8,561	8,745
Other assets	16,489	32,281

Total assets	$1,789,587	$1,756,756

Liabilities
Deposits:
Noninterest-bearing demand	$289,607	$310,284
Negotiable orders of withdrawal	214,443	216,594
Savings	377,190	426,581
Time, under $100	222,764	216,016
Time, $100 and over	314,130	235,025
Total deposits	1,418,134	1,404,500

Federal funds purchased	48,950	-
Other borrowings	162,752	201,728
Junior subordinated debentures	16,496	16,496
Accrued interest, taxes and other liabilities	14,808	11,787
Total liabilities	1,661,140	1,634,511

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, no par value; 54,000,000 shares authorized; 10,665,718 and 10,575,361 issued and outstanding at March 31, 2006 and December 31, 2005	61,300	59,785
Retained earnings	70,075	65,049
Accumulated other comprehensive loss, net	(2,928)	(2,589)
Total shareholders’ equity	128,447	122,245
Total Liabilities and Shareholders’ Equity	$1,789,587	$1,756,756
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2006	2005
Interest income:
Interest and fees on loans	$22,223	$15,489
Interest on deposits with other financial institutions	5	12
Interest on investments held to maturity:
Taxable	942	1,109
Non-taxable	941	740
Interest on investments available for sale:
Taxable	3,476	2,617
Non-taxable	11	11
Interest on federal funds sold	49	35
Total interest income	27,647	20,013

Interest expense:
Interest on negotiable orders of withdrawal	360	20
Interest on savings deposits	1,869	1,005
Interest on time deposits, under $100	1,888	1,121
Interest on time deposits, $100 and over	2,384	1,273
Interest of federal funds purchased	442	98
Interest on other borrowings	1,971	1,261
Interest on junior subordinated debentures	375	295
Total interest expense	9,289	5,073

Net interest income	18,358	14,940
Provision for loan losses	-	220
Net interest income after provision for loan losses	18,358	14,720

Noninterest income:
Service charges on deposit accounts	1,421	1,367
Increase in cash value of life insurance	306	261
Other	905	1,041
Total noninterest income	2,632	2,669

Noninterest expenses:
Salaries and related benefits	6,859	5,553
Premises and occupancy	1,189	985
Equipment	991	858
Professional fees	920	562
Supplies	236	264
Marketing	387	295
Community support donations	218	178
Intangible amortization	11	11
Other	1,665	1,602
Total noninterest expenses	12,476	10,308

Income before provision for income taxes	8,514	7,081
Provision for income taxes	2,957	2,093
Net income	$5,557	$4,988
Comprehensive income:
Unrealized loss on interest rate floor	$(211)	$-
Unrealized loss on securities	(128)	$(1,669)
Comprehensive income	$5,218	$3,319
Basic earnings per share	$0.52	$0.48
Diluted earnings per share	$0.51	$0.46
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated other
(Amounts in thousands)	Number of shares	Amounts	Retained earnings	Comprehensive income	Total
Balance, December 31, 2005	10,575	$59,785	$65,049	$(2,589)	$122,245
Exercise of stock options, including tax benefit of $10	88	1,515	-	-	1,515
Net change in fair value of available for sale investment securities, net of tax effect of $93	-	-	-	(128)	(128)
Net change in fair value of interest rate floor, net of tax benefit of $153	-	-	-	(211)	(211)
Cash dividends	-	-	(531)	-	(531)
Net income	-	-	5,557	-	5,557
Balance, March 31, 2006	10,663	$61,300	$70,075	$(2,928)	$128,447
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
(Dollars in thousands)	2006	2005
Operating activities:
Net income	$5,557	$4,988
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	-	220
Depreciation, amortization and accretion, net	1,772	1,625
Proceeds from sales of loans	599	134
Increase in cash value of life insurance	(306)	(261)
Death benefit income from bank owned life insurance	-	539
Non-cash stock option compensation expense	226	-
Net decrease (increase) in interest receivable & other assets	16,080	(1,075)
Net increase in accrued interest payable & other liabilities	3,021	1,129
Net cash provided by operating activities	26,949	7,299

Investing activities:
Investment securities purchased - available for sale securities	(232)	(42,402)
Investment securities purchased - held to maturity securities	(2,568)	(16,380)
Proceeds from maturities of available for sale investment securities	13,783	17,990
Proceeds from maturities of held to maturity investment securities	3,865	3,654
Net decrease in time deposits in other financial institutions	-	3,000
Proceeds from sales of available for sale securities	1,071	-
Loans purchased	(30,015)	-
Net increase in loans	(71,000)	(38,461)
Purchases of premises and equipment	(2,768)	(2,084)
Net cash used in investing activities	(87,864)	(74,683)

Financing activities:
Net (decrease) increase in demand, NOW and savings deposits	(72,219)	16,251
Net increase in certificates of deposit	85,853	14,913
Net proceeds from federal funds purchased	48,950	33,525
Net repayment of other borrowings	(38,976)	(12,273)
Payment of cash dividends	(531)	(292)
Issuance of shares pursuant to 401K and ESOP plans	-	-
Exercise of stock options	1,289	363
Net cash provided by financing activities	24,366	52,487

Net decrease in cash and cash equivalents	(36,549)	(14,897)

Cash and cash equivalents at beginning of period	91,581	57,819
Cash and cash equivalents at end of period	$55,032	$42,922

Supplemental disclosure of noncash investing and financing activities:
Interest rate floor unrealized loss, net of taxes	$(211)	$-
Interest paid	8,427	4,867
Income tax payments	-	-
Investment securities unrealized losses, net of tax	$(128)	$(1,669)
See accompanying notes to consolidated financial statements

Capital Corp of the West
Notes to Consolidated Financial Statements
March 31, 2006 and December 31, 2005
(Unaudited)

GENERAL COMPANY

Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company's primary asset is the Bank and the Bank is the Company's primary source of income. As of May 1, 2006, the Company had outstanding 10,683,593 shares of Common Stock, no par value, held by approximately 1,700 shareholders. There were no preferred shares outstanding at May 1, 2006. The Company has one wholly-owned inactive nonbank subsidiary, Capital West Group (“CWG”) at March 31, 2006. The Bank has two wholly-owned active nonbank subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), County Asset Advisors (“CAA”) and County Investment Trust (“REIT”). CAA is currently inactive. All references herein to the Company includes direct subsidiaries of the Company as well as the Bank and the Bank's subsidiaries, unless the context otherwise requires.

GENERAL BANK

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is a member of the Federal Reserve System.

INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, Sacramento, San Francisco, San Joaquin, Santa Clara, Stanislaus, and Tuolomne counties. The Bank has twenty-three full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Hilmar, Los Banos, Sonora, Stockton, two offices in Modesto and two offices in Turlock. In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa. During 1999, the Bank opened its first office in Fresno, and in 2000 expanded its presence in Fresno by adding an additional office. On January 18, 2001 the Bank opened a loan production office in San Francisco that during 2001 was converted into a full service branch. During 2003 and 2004, the Bank added one full service branch facility in Fresno each year. During 2005 the Bank opened a loan production office in Sacramento which was converted into a full service branch and opened a full service branch in Clovis. During 2006, the Bank added one full service branch facility in San Jose. The Bank’s administrative headquarters also provide accommodations for the activities of Bank's wholly-owned real estate subsidiaries.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at March 31, 2006 and December 31, 2005 and the results of operations for the three month periods ended March 31, 2006 and 2005, and the statements of cash flows for the three months ended March 31, 2006 and 2005 have been included therein. The interim results for the three months ended March 31, 2006 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2005.

Cash and cash equivalents on the Consolidated Statement of Cash Flows include cash, noninterest bearing deposits in other banks, and federal funds sold.

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with accounting principle generally accepted in the United States and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

During the first quarter of 2006, the Company purchased approximately $30,015,000 in asset based loans from Heritage Bank of Commerce. The loans were recorded at fair market value at the time of purchase.

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ended March 31, 2006 and 2005:

	For The Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2006	2005
Basic EPS computation:
Net income	$5,557	$4,988
Average common shares outstanding	10,599	10,454
Basic EPS	$0.52	$0.48

Diluted EPS Computations:
Net income	$5,557	$4,988
Average common shares outstanding	10,599	10,454
Effect of stock options	322	337
	10,921	10,791
Diluted EPS	$0.51	$0.46

INTANGIBLE ASSETS

The Company has intangible assets consisting of core deposit premiums and goodwill. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to goodwill have not been amortized after December 31, 2001 but are reviewed periodically for potential impairment. During the first quarter of 2006, management determined there had been no impairment of goodwill. As of March 31, 2006 and December 31, 2005, the Company had unamortized core deposit premiums of $12,000 and $23,000, respectively. Amortization of core deposit premiums and other intangibles was $11,000 during the first quarter of 2006 and 2005. Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and the purchase of three branches from Bank of America in December, 1997, respectively.

BORROWED FUNDS

During the first quarter of 2006, the Bank increased its borrowings with federal funds purchased. The federal funds purchased and other borrowings were obtained from the Federal Home Loan Bank and Pacific Coast Bankers’ Bank. The increase in federal funds purchased and other borrowings totaled $9,974,000 between March 31, 2006 and December 31, 2005.

STOCK COMPENSATION

The Company maintains a stock option plan for directors, executives, and officers. The plan stipulates that (i) all options have an exercise price equal to the fair market value on the date of grant; (ii) all options have a ten-year term and become exercisable as follows: 25% at date of issuance and 25% per year for the subsequent three years; and (iii) all must be exercised within 90 days following termination of employment or they expire. The Company stock option plan is designed to correlate stock price performance to officer and Director compensation.  The source of shares is new issued, registered shares, that are nonrestricted.

On January 1, 2006, the Company began recording stock option compensation expense in accordance with Statement of Financial Accounting Standards No. 123-R, Share-based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock option awards now includes quarterly amortization of the remaining unvested portion of stock options outstanding prior to January 1, 2006. Stock compensation expense was recorded as additional salaries and benefits expense, which had the effect of reducing net income, earnings per share, and diluted earnings per share. Stock option expense also had the effect of lowering income from continuing operations reported in the Consolidated Statement Cash Flow for 2006. Under SFAS 123R, stock options are valued at fair value using an acceptable model. Compensation expense is recorded on a ratable basis in the period in which the stock option vests. The Company uses the Black-Scholes-Merton closed form model, an acceptable model under SFAS 123R, for estimating the fair value of stock options.

Prior to January 1, 2006, the Company accounted for stock option compensation expense using the intrinsic method, whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. The Company issued all stock options with an exercise price equal to the fair market value of the Company’s stock on the date of grant, resulting in no compensation expense being recorded; there was no net income affect, and it did not effect earnings per share of diluted earnings per share. For the valuation of stock options the Company used a risk free rate of 4.35%, a volatility rate of .2781, an expected dividend rate of 0.50%, and an expected term of 5.99 years for the quarter ended March 31, 2006. For the valuation of stock options the Company used a risk free rate of 3.86%, a volatility rate of .3046, an expected dividend rate of 0.40%, and an expected term of 6.32 years for the year ended December 31, 2005.

Information as Reported in the Financial Statements

The following table presents the stock option compensation expense included in the Company’s Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2006:

Three Months Ended March 31, 2006

Stock option compensation expense	$226,000
Tax benefit recorded related to stock option compensation expense	(10,000)
Decrease in net income	$216,000
Effect on:
Net income per share - basic	$(0.02)
Net income per share - diluted	$(0.02)

Options activity during the first three months of 2006 is as follows:

(Shares in thousands)	# of shares	Weighted-Average exercise price
Outstanding at January 1, 2006	753	$17.46
Option granted	52	34.39
Options exercised	(88)	14.71
Outstanding at March 31, 2006	717	19.01
Exercisable at March 31, 2006	635	$17.12

Options grants during the first three months of 2006:

	March 31,
(Shares in thousands)	2006		2005
	# of shares	Weighted-Average fair value	# of shares	Weighted-Average fair value
Options granted	52	$11.77	108	$9.57

Option vesting activity that occurred during the first three months of 2006:

(Shares in thousands)	# of shares	Weighted-Average fair value
Nonvested options at January 1, 2006	43	$10.60
Options granted	52	12.84
Options vested	(13)	12.84
Nonvested options at March 31, 2006	82	$11.66

Vested option summary information as of March 31, 2006 is as follows:

(Shares and dollars in thousands)	# of shares	Aggregate intrinsic value	Weighted-Average remaining contractual life	Weighted-Average exercise price
Vested options exercisable at March 31, 2006	635	$11,892	6.84	$17.69
Total options outstanding at March 31, 2006	717	$12,076	7.17	$19.01

The vesting schedule for each option holder’s stock option contract is identical to the exercise schedule for each option contract. The total intrinsic value of options exercised was $1,724,000 and $641,000 for the quarters ended March 31, 2006 and March 31, 2005. Intrinsic value is defined as positive difference between the current price for the underlying stock and the strike price of an option. For a call option the strike price has to be under the price of the underlying stock to have intrinsic value. The total fair value of shares vested was $226,000 and $481,000 for the quarter ended March 31, 2006 and March 31, 2005. Total future compensation expense related to nonvested awards was $895,000 with a weighted average period to be recognized of 2.73 years as of March 31, 2006.

Information Calculated as if Stock Option Valuations were included in prior period Financial Statements

(Dollars in thousands except per share amounts)	Three Months Ended March 31, 2005
Net income as reported	$4,988
Stock option compensation expense	(490)
Tax benefit related to stock option compensation expense	80
Pro forma	$4,578

Basic earnings per share:
As reported	$0.48
Pro forma	$0.44

Diluted earnings per share:
As reported	$0.46
Pro forma	$0.42

Stock-based employee compensation cost, net of related tax effects, included in net income:
As reported	$-
Pro forma	$410

Compensation expense was recorded at $216,000 for the quarter ended March 31, 2006 for stock options compared to $490,000 that would have been recorded for the quarter ended March 31, 2005. The $274,000 decrease is related to the November, 2005 action by the Board of Directors approving the accelerated vesting of all outstanding stock options outstanding at that time. The Board of Directors performed this action to mitigate the effect of the adoption of Financial Accounting Statement 123R. If the acceleration did not take place the Company would have recognized compensation expense related to stock options of $450,000.

On November 29, 2005, the Company’s Board of Directors approved the 100% vesting of all existing unvested stock options outstanding. All the options affected were in-the-money, and were held by certain members of management and the board of directors. The board took this action so that the Company would not have to recognize equity compensation expense in the Consolidated Statements of Income and Comprehensive Income on the unvested portion of the stock options outstanding as of November 29, 2005. The unvested equity compensation expense related to this action was $2,409,000. During the first three months of 2006, the additional amount of stock option compensation expense that would have been recorded if the stock option vesting schedules had not been accelerated was $234,000, the tax benefit would have been $35,000 and net income would have been reduced by $199,000.

RECLASSIFICATIONS

Certain amounts previously reported in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No 123 (Revised 2004) on January 1, 2006 which becomes effective for accounting periods beginning January 1, 2006. Management believes the adoption of the standard will negatively affect reported earnings by increasing non-cash stock option compensation expense recorded in the Consolidated Statement of Income and Comprehensive Income by approximately $700,000 during 2006. The impact on prior years is discussed in the section titled “Stock Compensation” above.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on the Company’s Consolidated Financial Statements.

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140." SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Management does not expect the adoption of this statement to have a material impact on the Company’s Consolidated Financial Statements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, “intends,” “plans,” “assumes,” “projects,” “predicts,” “forecasts,” and variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

Readers of the Company’s Form 10-Q should not base their investment decisions solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2005 Annual Report on Form 10-K filed on March 14, 2006. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; or sell or buy participations of loans; the quality and adequacy of management of our borrowers; industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgements regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Critical accounting policies and estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, valuation of deferred income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates. (See caption “Allowance for Loan Losses” for a more detailed discussion).

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in the Company’s Annual Report and Form 10-K.

Results Of Operations

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

OVERVIEW

For the three months ended March 31, 2006 the Company reported record net income of $5,557,000. This compares to $4,988,000 for the same period in 2005 and represents an increase of $569,000 or 11%. Basic and fully diluted earnings per share were $0.52 and $0.51 for the three months ended March 31, 2006. This compares to basic and fully diluted earnings per share of $0.48 and $0.46 for the three months ended March 31, 2005 and represents an increase of $0.04 and $0.05 per share for basic and fully diluted earnings per share. The annualized return on average assets was 1.28% and 1.37% for the first three months of 2006 and 2005. The Company's annualized return on average equity was 17.63% and 18.85% for the three months ended March 31, 2006 and 2005.

NET INTEREST INCOME

The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. The following table illustrates the results and changes in interest income and interest expense for the quarters ended March 31, 2006 and March 31, 2005.

	For the three months ended March 31,
(Dollars in thousands)	2006	2005	Percent change
Total interest income	$27,647	$20,013	38%
Total interest expense	9,289	5,073	83%
Net interest income	$18,358	$14,940	23%

The following table illustrates the average balances affecting interest income and expense, and interest earned or paid on those balances on a tax adjusted basis for the periods indicated.

	For the three months ended March 31,
(Dollars in thousands)	2006	2005	Percent change
Average interest earning assets	$1,603,724	$1,345,801	19%
Average interest bearing liabilities	$1,310,863	$1,082,650	21%
Average interest rate earned	7.07%	6.12%	16%
Average interest rate paid	2.87%	1.90%	51%
Net interest margin	4.72%	4.59%	3%

The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in total interest income for the three months ended March 31, 2006 was primarily the result of an increase in both volume of interest-earning assets and average interest rates earned. The increase in average interest earning assets during 2006 was achieved through increased asset generation from existing branches and the addition of a new branch in San Jose which was acquired with the purchase of approximately $30,015,000 in asset based loans during the first quarter of 2006. The increase in interest rates earned in the first quarter of 2006 compared to the same period in 2005 was primarily the result of an increase in prevailing market interest rates. Interest expense is a function of the volume of, and rates paid on, interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. The increase in interest-bearing liabilities in the first quarter of 2006 when compared to the same period in 2005 was primarily the result of an increase in internally generated and brokered Certificates of Deposit of $100,000 and over. Brokered deposits totaled $84,066,000 as of March 31, 2006 compared to $20,871,000 outstanding at December 31, 2005, or an increase of $63,105,000 during the first three months of 2006. Without this increase in brokered deposits, the deposit portfolio would have decreased in size. The increase in interest rates paid in the first quarter of 2006 when compared to 2005 was primarily the result of an increase in prevailing interest rates that was compounded by a change in the mix within the deposit portfolio. Time deposits accounted for 38% of the deposit portfolio as of March 31, 2006 compared to 32% as of December 31, 2005. The increase in the time deposit portfolio was coupled with declines in the demand, NOW, and savings portion of the deposit portfolio. Customers moving funds to lock in higher rates on time deposits is the primary reason for the increased time deposits as a percentage of deposits.

Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's increase in net interest margin in 2006 was primarily attributable to a gain of 109 basis points in the loan portfolio yield achieved in the first three months of 2006 compared to the same time period in 2005. Loans as a percentage of average interest-earning assets increased to 69% for the three months ended March 31, 2006 compared with 66% for the three months ended March 31, 2005. The increase in loans as a percentage on interest-earning assets is mainly attributable to the purchase of an asset based lending portfolio from Heritage Bank of Commerce for approximately $30,015,000 during the first quarter of 2006.

AVERAGE BALANCES AND RATES EARNED AND PAID

The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds for each of the periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three months ended March 31, 2006			Three months ended March 31, 2005
(Dollars in thousands)	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
Assets
Federal funds sold	$4,593	$49	4.33%	$5,747	$35	2.47%
Time deposits at other financial institutions	350	5	5.79	1,883	12	2.58
Taxable investment securities (1)	390,601	4,446	4.62	368,717	3,763	4.14
Nontaxable investment securities (1)	100,416	1,248	5.04	78,391	996	5.15
Loans, gross: (2)	1,107,764	22,223	8.14	891,063	15,489	7.05
Total interest-earning assets	1,603,724	27,971	7.07	1,345,801	$20,295	6.12
Allowance for loan losses	(15,168)			(13,519)
Cash and due from banks	49,507			40,285
Premises and equipment, net	29,931			23,097
Interest receivable and other assets	67,493			56,518
Total assets	$1,735,487			$1,452,182

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$214,810	$360	0.68	$166,451	$20	0.05
Savings deposits	385,161	1,869	1.97	361,335	1,005	1.13
Time deposits	475,716	4,272	3.64	373,929	2,394	2.60
Federal funds purchased	38,468	442	4.66	14,549	98	2.73
Other borrowings	180,212	1,971	4.44	149,890	1,261	3.41
Subordinated Debentures	16,496	375	9.22	16,496	295	7.25
Total interest-bearing liabilities	1,310,863	9,289	2.87	1,082,650	5,073	1.90

Noninterest-bearing deposits	284,121			253,277
Accrued interest, taxes and other liabilities	14,410			10,401
Total liabilities	1,609,394			1,346,328

Total shareholders' equity	126,093			105,854
Total liabilities and shareholders' equity	$1,735,487			$1,452,182

Net interest income and margin (3)		$18,682	4.72%		$15,222	4.59%

(1) Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $296,000 and $245,000 for the three months ended March 31, 2006 and 2005. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $28,000 and $37,000 for the three months ended March 31, 2006 and 2005.
(2) Amounts of interest earned included loan fees of $908,000 and $645,000 and loan costs of $111,000 and $70,000 for the three months ended March 31, 2006 and 2005, respectively.
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

Net Interest Income Variance Analysis:

	Three months ended
	March 31, 2006 compared to March 31, 2005
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold	(8)	22	14
Time deposits at other financial institutions	(15)	8	(7)
Taxable investment securities	232	451	683
Tax-exempt investment securities	275	(23)	252
Loans	4,122	2,612	6,734
Total:	4,606	3,070	7,676

Increase in interest expense:
Interest bearing demand	7	333	340
Savings deposits	70	794	864
Time deposits	758	1,120	1,878
Federal funds purchased	241	103	344
Other borrowings	286	424	710
Subordinated Debentures	-	80	80
Total:	1,362	2,854	4,216

Increase in net interest income	3,244	216	3,460

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 2006 was $0 compared with $220,000 for the three months ended March 31, 2005, a decrease of $220,000 or 100%. See "Allowance for Loan Losses" contained herein. As of March 31, 2006 the allowance for loan losses was $15,141,000 or 1.30% of total loans compared to $14,776,000 or 1.38% of total loans as of December 31, 2005. At March 31, 2006, nonperforming assets totaled $6,523,000 or 0.36% of total assets, nonperforming loans totaled $6,463,000 or 0.55% of total loans and the allowance for loan losses totaled 234% of nonperforming loans. At December 31, 2005, nonperforming assets totaled $1,960,000 or 0.11% of total assets, nonperforming loans totaled $1,900,000 or 0.18% of total loans and the allowance for loan losses totaled 778% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

NONINTEREST INCOME

Noninterest income decreased by $37,000 or 1% to $2,632,000 for the three months ended March 31, 2006 compared with $2,669,000 in the same period during 2005. Service charges on deposit accounts increased by $54,000 or 4% to $1,421,000 for the three months ended March 31, 2006 compared with $1,367,000 for the same period in 2005. The increase in service charges on deposit accounts was primarily the result of increased transaction account volumes, partially offset by an increase in the earnings rate utilized to offset commercial demand deposit analysis charges. The increase of $45,000 in cash surrender value of life insurance policies was the result of a higher earnings rate year over year. Other noninterest income decreased by $136,000 or 13% for the three month period ended March 31, 2006 when compared to the same period in 2005. The primary reason for the decreased other income was the receipt in the first quarter of 2005, a $539,000 death benefit proceed received from a bank owned life insurance policy on a retired executive manager.

NONINTEREST EXPENSE

Noninterest expenses increased by $2,168,000 or 21% to $12,476,000 for the three months ended March 31, 2006 compared with $10,308,000 for the same period in 2005. The primary components of noninterest expenses were salaries and employee benefits, premises and occupancy expenses, equipment expenses, professional fees, supplies expenses, marketing expenses, intangible amortization and other operating expenses.

For the three months ended March 31, 2006, salaries and related benefits increased by $1,306,000 or 24% to $6,859,000 from the $5,553,000 recorded for the same period in 2005. The increase was primarily the result of normal salary progression, increased support staff used in operations, the staffing of the new San Jose branch office, regulatory compliance support functions, and the recognition of stock option expense as part of salaries and related benefits expense in 2006. Premises and occupancy expense increased by $204,000 or 21% to $1,189,000 for the three months ending March 31, 2006 from $985,000 during the same period in 2005. The primary reason for the increase in 2006 was related to the addition of new branch facilities opened or remodeled. Equipment expenses increased by $133,000 or 16% to $991,000 during the three months ended March 31, 2006 from the $858,000 experienced during the same period in 2005. The additional equipment expenses were primarily the result of branch and department equipment upgrades and purchases related to the opening of new branch offices. When comparing the results of the three months ended March 31, 2006 to the three months ended March 31, 2005, professional fees increased by $358,000 or 64%, marketing expenses increased by $92,000 or 31%, supplies expenses decreased by $28,000 or 11%, intangible amortization expenses remained the same, and other expenses increased $63,000 or 4% from 2005 levels. Increased professional fees in 2006 were primarily attributable to the legal costs associated with corporate litigation, and executive recruitment expenses. The increase in marketing expense was primarily the result of increased advertising expenses. The decrease in supplies expenses was related to decreased administrative supplies used at the customer support center. The increased other expenses were primarily the result of increased correspondent bank charges caused by increased activity, charitable donations, and increased communications costs which were attributable to opening of new facilities.

PROVISION FOR INCOME TAXES

The Company recorded an increase of $864,000 or 41% in the income tax provision to $2,957,000 for the three months ended March 31, 2006 compared to the $2,093,000 recorded for the same period in 2005. During the first quarter of 2006 and 2005, the Company achieved an effective tax rate of 35% and 30%, respectively. The effective tax rate for the first quarter of 2005 was lower than the rate recorded during the same period in 2006 primarily due to the receipt of $539,000 in nontaxable bank owned life insurance death benefits during the first quarter of 2005. Excluding the bank owned life insurance death benefits, the income tax rate for the first quarter of 2005 would have been 32%, compared to 35% for the same time period in 2006. This increase in the year over year income tax rate is due to the increased level of fully taxable income generated in 2006 compared to 2005 levels.

Financial Condition

Total assets at March 31, 2006 were $1,789,587,000, an increase of $32,831,000 or 2% compared with total assets of $1,756,756,000 at December 31, 2005. Net loans were $1,153,739,000 at March 31, 2006, an increase of $99,619,000 or 9% compared with net loans of $1,054,120,000 at December 31, 2005. Deposits were $1,418,134,000 at March 31, 2006, an increase of $13,634,000 or 1% compared with deposits of $1,404,500,000 at December 31, 2005. The increase in total assets of the Company between December 31, 2005 and March 31, 2006 was primarily funded by an increase in Federal funds purchased and deposit growth. Cash inflows generated from the increased deposits and borrowings were primarily used to fund growth in the loan and investment portfolios and to fund infrastructure expenditures related to branch expansion.

Total shareholders' equity was $128,447,000 at March 31, 2006, an increase of $6,202,000 or 5% from the $122,245,000 at December 31, 2005. The growth in shareholders’ equity between December 31, 2005 and March 31, 2006 was primarily achieved through the retention of accumulated earnings.

OFF-BALANCE SHEET COMMITMENTS

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	March 31,	December 31,
(In thousands)	2006	2005
Letters of credit	$15,542	$15,160
Commitments to extend credit	528,159	495,313
Total	$543,701	$510,473

As a financial services provider; we routinely commit to extend credit, including loan commitments, standby letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for our loans.

CASH VALUE OF LIFE INSURANCE

The Bank maintains certain cash surrender value life insurance policies to help offset some of the cost of employee benefit programs. They are also associated with a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. These plans are informally linked with universal life insurance policies maintained by the Bank. Income from these policies is reflected in noninterest income. At March 31 2006, the Bank held $32,102,000 in cash surrender value life insurance, an increase of $306,000 from the $31,796,000 maintained at December 31, 2005.

INVESTMENT IN HOUSING TAX CREDIT LIMITED PARTNERSHIPS

The Bank invests in housing tax credit limited partnerships to help meet the Bank’s Community Reinvestment Act low income housing investment requirements as well as to obtain federal and state income tax credits. These partnerships provide the funding for low-income housing projects that might not otherwise be created. The bank had invested a total of $11,727,000 in these investments as of March 31, 2006 and December 31, 2005.

INVESTMENT SECURITIES

At March 31, 2006 equity securities included $11,001,000 of preferred stock issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indexes ranging from the one year LIBOR interest rate to the five year U.S. Treasury rate. These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par. At March 31, 2006, the unrealized gain on these securities totaled $988,000 compared to a $54,000 unrealized loss at December 31, 2005.

Mutual fund investments that are invested in adjustable rate mortgages had an amortized cost basis of $12,905,000 and $12,928,000 and a corresponding unrealized loss compared to market value of $383,000 and $451,000 as of March 31, 2006 and December 31, 2005. Management has reviewed these investments impairment. As of March 31, 2006, management believes that the unrealized loss related to this investment does not represent an other than temporary impairment, but rather is temporary in nature.

INTEREST RATE FLOOR

The fair value and notional amounts for the cash flow hedge at March 31, 2006 and December 31, 2005 are presented below.

	March 31, 2006		December 31, 2005
(In thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Purchased option, interest rate floor	$375	$100,000	$743	$100,000

The decrease of $368,000 or 49% in the fair value of the interest rate floor between December 31, 2005 and March 31, 2006 is primarily the result of an increasing interest rate environment which caused a corresponding reduction in the probability that the Company will receive any future cash inflows related to this contract.

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

A "restructured loan" is a loan on which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is reported on a cash basis until the borrower's ability to service the restructured loan in accordance with its terms is reestablished. The Company had no restructured loans as of the dates indicated in the table below.

The following table summarizes nonperforming assets of the Company at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
(Dollars in thousands)
Nonaccrual loans	$3,066	$1,692
Accruing loans past due 90 days or more	3,397	208
Total nonperforming loans	6,463	1,900
Other real estate owned	60	60
Total nonperforming assets	$6,523	$1,960

Nonperforming loans to total loans	0.55%	0.18%
Nonperforming assets to total assets	0.36%	0.11%

The increase in nonaccrual loans of $1,374,000 between March 31, 2006 and December 31, 2005 was primarily the result of an increase of $1,439,000 related to one customer relationship that was included as part of the approximately $30,015,000 asset based loans purchase that occurred in the first quarter of 2006. This borrower’s repayment ability and collateral assignments have been reviewed by management and, in the opinion of management, are believed to be adequate to support the credit that has been extended. The carrying value of this asset based loan credit is less than management’s estimate of its fair market value. The increase in accruing loans past due 90 days or more was primarily related to a single agricultural loan of $3,372,000 that is 100% guaranteed by an agency of the federal government. This loan, and all accrued interest, is expected to be paid in full by the end of the second quarter 2006 by the guarantor.

Contractual accrued interest income on loans on nonaccrual status as of March 31, 2006 and 2005, which would have been recognized if the loans had been current in accordance with their original terms, was approximately $79,000 and $44,000, respectively.

At March 31, 2006, nonperforming assets represented 0.36% of total assets, an increase of 25 basis points when compared to the 0.11% at December 31, 2005. Nonperforming loans represented 0.55% of total loans at March 31, 2006, an increase of 37 basis points compared to the 0.18% at December 31, 2005. Nonperforming loans that were secured by first deeds of trust on real property were $4,754,000 and $1,684,000 at March 31, 2006 and December 31, 2005. The increase in nonperforming loans and nonperforming assets was primarily the result of the purchase of the asset based lending group where $1,439,000 of nonperforming loans were included in the purchase and a specific loan of $3,372,000 that is 100% government guaranteed, with all principal and accrued interest to be paid by the government agency. Other forms of collateral such as inventory and equipment secured a portion of the nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

At March 31, 2006 and December 31, 2005, the Company had $60,000 invested in one real estate property that had been acquired through foreclosure. The property was carried at the lower of its estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company does not expect to sell its one remaining property within the next twelve month period due to the fact that the property is subject to a lifetime tenancy with the current occupant of the residence. During the first quarter of 2006, no new foreclosure properties were acquired or sold. No assurance can be given that the Company will sell the remaining property during 2006 or at any time or the amount for which the property might be sold.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At March 31, 2006 and December 31, 2005, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at March 31, 2006 were $3,066,000 for which the Company made provisions to the allowance for loan losses of approximately $460,000.

Except for loans that are disclosed above, there were no assets as of March 31, 2006, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the magnitude of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have yet been identified by the Bank’s credit officers.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the three months ended March 31, 2006 and 2005, and for the year ended December 31, 2005.

	March 31		December 31
(Dollars in thousands)	2006	2005	2005
Allowance for Loan Losses:
Balance at beginning of period	$14,776	$13,605	$13,605
Provision for loan losses	-	220	2,051
Charge-offs:
Commercial and agricultural	238	565	1,664
Real estate - mortgage	-	-	-
Consumer	15	111	318
Total charge-offs	253	676	1,982
Recoveries
Commercial and agricultural	562	149	903
Real-Estate - mortgage	-	-	-
Consumer	56	60	199
Total recoveries	618	209	1,102
Net charge-offs	(365)	467	880
Balance at end of period	$15,141	$13,358	$14,776

Loans outstanding at period-end	$1,168,880	$922,377	$1,068,896
Average loans outstanding	$1,107,764	$891,063	$968,492

Annualized net charge-offs to average loans	(0.13)%	0.21%	0.09%
Allowance for loan losses
To total loans	1.30%	1.45%	1.38%
To nonperforming loans	234.27%	433.00%	777.68%
To nonperforming assets	232.12%	424.74%	753.88%

The Company maintains an allowance for loan losses at a level considered by management to be sufficient to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance for loan losses, management takes into consideration , among other things, growth trends in the portfolio, examination by financial institution supervisory authorities, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, specific credit risks, general economic conditions, the interest rate environment and internal and external credit reviews. In addition, the risks management considers vary depending on the nature of the loan. The normal risks considered by management with respect to agricultural loans include, among other things, the fluctuating value of the collateral, changes in weather conditions and the availability of adequate water resources in the Company's local market area. The normal risks considered by management with respect to real estate construction loans include, among other things, fluctuation in real estate values, the demand for improved commercial and industrial properties and housing, the availability of permanent financing in the Company's market area and borrowers' ability to obtain permanent financing. The normal risks considered by management with respect to real estate mortgage loans include, among other things, fluctuations in the value of real estate. Additionally, the Company relies on data obtained through independent appraisals for significant properties to determine loss exposure on nonperforming loans.

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded a provision for loan losses in the first three months of 2006 of $0 compared with $220,000 in the same period of 2005. The decrease was related to the overall improvement in specific credit risks in the first quarter of 2006 when compared to the same period in 2005 and the level of net recoveries experienced in the first quarter of 2006. The Company had net recoveries of $365,000 for the three months ended March 31, 2006 compared with net charge-offs of $467,000 for the same three months in 2005. The increased recoveries occurred primarily within the commercial and agricultural segment of the loan portfolio. The increase in nonperforming loans did not negatively affect the first quarter loan loss provision due to the fact that $3,372,000 of the total loans past due and still accruing is related to a single credit that is 100% guaranteed by an agency of the United States government. Management expects to be paid in full on this credit during the second quarter of 2006.

As of March 31, 2006, the allowance for loan losses was $15,141,000 or 1.30% of total loans outstanding, compared with $14,776,000 or 1.38% of total loans outstanding as of December 31, 2005 and $13,358,000 or 1.45% of total loans outstanding as of March 31, 2005. The allowance for loan loss associated with the purchase of the asset based loan portfolio totals $447,000 on a portfolio that is $30,651,000 in size.

The Company uses a proprietary method developed by credit officers for estimating the appropriate level of its allowance for loan losses. This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Company's loan grading and classification system. The Company grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Company's audit committee and management. Credit reviews are performed on a monthly basis and the quality grading process occurs on a quarterly basis. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. General reserves are applied to various categories of loans at percentages ranging up to 1.8% based on the Company's assessment of credit risks for each category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or "Special Mention" carry a risk factor from 1.0% to 2.0%; (ii) "Substandard" loans carry a risk factor from 15% to 40% depending on collateral securing the loan, if any; (iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. In addition, a portion of the allowance is specially allocated to identified problem credits. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

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

The allocation of the allowance to loan categories is an estimate by credit officers of the relative risk characteristics of loans in those categories. No assurance can be given that losses in one or more loan categories will not exceed the portion of the allowance allocated to that category or even exceed the entire allowance.

OTHER ASSETS

At the year ended December 31, 2005, the Company recorded a balance in other assets of $32,281,000. This was primarily due to a receivable of $16,296,000 related to a loan participation funding receivable. During the first week of January, 2006, this funding receivable was collected from the participating banks. This action caused a significant decrease in the Company’s other assets during the first quarter of 2006.

RESERVE FOR UNFUNDED LENDING COMMITMENTS

The reserve for unfunded lending commitments at March 31, 2006 and 2005, and December 31, 2005, is presented below.

	March 31		December 31
(Dollars in thousands)	2006	2005	2005
Balance at the beginning of period	$717	$679	$679
Provision for credit losses	(11)	-	38
Balance at the end of period	$706	$679	$717

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

Parts of California have experienced significant floods during 2006. No assurance can be given that future flooding will not have an adverse impact on the Company and its borrowers and depositors.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, time deposits at other financial institutions, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $358,761,000 and $410,086,000 on March 31, 2006 and December 31, 2005, respectively, and constituted 20% and 23% of total assets on both those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $430,911,000 at March 31, 2006 compared with $452,337,000 at December 31, 2005.

Although the Company's primary sources of liquidity include liquid assets and our deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Banker’s Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $247,282,000 of which $107,579,000 was outstanding as of March 31, 2006 and $260,684,000 of which $93,384,000 was outstanding as of December 31, 2005. The increase in borrowings outstanding during the first quarter of 2004 produced an inflow of funds that were used to purchase additional investment securities. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

CAPITAL RESOURCES

Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $6,202,000 or 5% from December 31, 2005 to March 31, 2006. This increase was achieved through the retention of accumulated earnings and the exercise of stock options.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements. Management believes, as of March 31, 2006, that the Company and the Bank met all applicable capital requirements. The Company’s leverage capital ratio at March 31, 2006 was 8.37% as compared with 8.57% as of December 31, 2005. The Company’s total risk based capital ratio at March 31, 2006 was 11.08% as compared to 11.13% as of December 31, 2005.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of March 31, 2006 and were summarized as follows:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$161,158	11.08%	$116,364	8.0%	$145,455	10.0%
Tier 1 capital (to risk weighted assets)	145,094	9.98	58,182	4.0	87,273	6.0
Leverage ratio(1)	145,094	8.37	69,363	4.0	86,704	5.0
The Bank:
Total capital (to risk weighted assets)	$149,615	10.31%	$116,054	8.0%	$145,067	10.0%
Tier 1 capital (to risk weighted assets)	133,551	9.21	58,027	4.0	87,040	6.0
Leverage ratio(1)	133,551	7.72	69,211	4.0	86,514	5.0
(1) The leverage ratio consists of Tier 1 capital divided by adjusted quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

The Company's and Bank's actual capital amounts and capital ratios as of December 31, 2005 are as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$154,592	11.13%	$111,151	8%	$138,939	10%
Tier I capital (to risk weighted assets)	139,099	10.01	55,576	4	83,364	6
Leverage ratio(1)	139,099	8.57	64,960	4	81,200	5
The Bank:
Total capital (to risk weighted assets)	$141,945	10.24%	$110,868	8%	$138,585	10%
Tier I capital (to risk weighted assets)	126,452	9.12	55,434	4	83,151	6
Leverage ratio(1)	126,452	7.80	64,830	4	81,038	5
(1) The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.

The Company declares dividends solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory requirements. In order to pay any cash dividends, the Company must receive payments of dividends or management fees from the Bank. There are certain regulatory limitations on the payment of cash dividends by banks.

DEPOSITS

Deposits are the Company's primary source of funds. At March 31, 2006, the Company had a deposit mix of 27% in savings deposits, 38% in time deposits, 15% in interest-bearing checking accounts and 20% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts time deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At March 31, 2006, the Company had brokered deposits of $83,966,000. At December 31, 2005, the Company’s brokered deposits totaled $20,861,000. The increase in brokered deposits during the first three months of 2006 was related to loan funding requirements. The Bank has a policy of limiting brokered deposits to no more than 7% of the Bank’s asset base. Approval is needed by the Bank’s board of directors if the management wishes to exceed this limit. As of March 31, 2006, the policy limit for brokered deposits at the Bank, before approval is required by the board of directors, was $124,999,997.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2006 and December 31, 2005 are summarized as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Three months or less	$110,819	$106,874
Over three to six months	83,158	24,365
Over six to twelve months	68,808	39,005
Over twelve months	51,345	64,781
Total	$314,130	$235,025

Federal Funds Purchased and Other Borrowed Funds

The total of federal funds purchased and other borrowed funds increased by $9,974,000 or 5% to $211,702,000 at March 31, 2006 compared to the $201,728,000 outstanding at December 31, 2005. Federal funds increased by $48,950,000 and other borrowings decreased by $38,976,000 between December 31, 2005 and March 31, 2006. Management utilized federal funds purchased, while reducing other borrowed funds during the first quarter of 2006 to provide short term liquidity during the first quarter of 2006 that management believes will be paid down during the second quarter of 2006. Federal funds purchased can be repaid daily, making them more flexible than term advances in terms of matching repayments with anticipated additional cash inflows during the remainder of 2006.

In December 2005, the Bank entered into a repurchase agreement for $100,000,000. This agreement has a maturity date of December 15, 2010. The repurchase agreement totaled $100,000,000 for the quarter ending March 31, 2006 and the year ended December 31, 2005.

Return on Equity and Assets

	Three months ended March 31,		Year ended December 31,
	2006	2005	2005
Annualized return on average assets	1.28%	1.39%	1.36%
Annualized return on average equity	17.63%	19.11%	18.54%
Average equity to average assets	7.27%	7.29%	7.34%
Dividend payout ratio	9.62%	5.86%	9.00%

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

It is the opinion of management there has been no material change in the Company’s market risk during the first quarter of 2006 when compared to the level of market risk at December 31, 2005. If interest rates were to suddenly and materially fall from levels experienced during the first quarter of 2006, the Company could become susceptible to an increased level of market risk.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

The Company is a party to routine litigation in the ordinary course of its business. In the opinion of management, pending and threatened litigation is not likely to have a material adverse effect on the financial condition or results of operations of the Company.

The Bank is subject to one lawsuit where legal costs have totaled over $250,000, the amount of the Company’s insurance deductible. Future legal costs related to this lawsuit will be paid for by the Company’s insurance carrier. Management believes that the Company will prevail in this legal dispute.

Item 1A. Risk Factors

See “External Factors Affecting Asset Quality” in Part I.

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

CAPITAL CORP OF THE WEST

(Registrant)

Date: May 5, 2006	By /s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: May 5, 2006	By /s/ R. Dale McKinney
R. Dale McKinney
Chief Financial Officer

Exhibit Index

Exhibit	Description
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350