Form 10-Q
period 2006-07-31
CAPITAL CORP OF THE WEST
filed 2006-08-09
CIK 1004740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2006

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	IRS Employer ID Number

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, no par value, as of August 1, 2006 was 10,728,608. No shares of preferred stock, no par value, were outstanding at August 1, 2006.

Capital Corp of the West

PART I. -- FINANCIAL INFORMATION

PART II. -- OTHER INFORMATION

Capital Corp of the West
Consolidated Balance Sheets
(Dollars in thousands)	June 30, 2006	December 31, 2005
Assets
Cash and noninterest-bearing deposits in other banks	$50,390	$61,331
Federal funds sold	25,185	30,250
Time deposits at other financial institutions	350	350
Investment securities available for sale, at fair value	268,348	321,155
Investment securities held to maturity, at cost; fair value of $170,127 and $178,233 at June 30, 2006 and December 31, 2005	176,152	181,025
Loans, net of allowance for loan losses of $15,084 and $14,776 at June 30, 2006 and December 31, 2005	1,182,358	1,054,120
Interest receivable	8,228	8,305
Premises and equipment, net	36,007	28,970
Goodwill	1,405	1,405
Other intangibles	-	23
Cash value of life insurance	32,396	31,796
Investment in housing tax credit limited partnerships	8,623	8,745
Other assets	19,683	29,281
Total assets	$1,809,125	$1,756,756

Liabilities
Deposits:
Noninterest-bearing demand	$295,016	$310,284
Negotiable orders of withdrawal	197,652	216,594
Savings	332,740	426,581
Time, under $100	247,883	216,016
Time, $100 and over	401,443	235,025
Total deposits	1,474,734	1,404,500

Other borrowings	155,391	201,728
Junior subordinated debentures	31,960	16,496
Accrued interest, taxes and other liabilities	14,069	11,787
Total liabilities	1,676,154	1,634,511

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, no par value; 54,000,000 shares authorized; 10,720,318 and 10,575,361 issued and outstanding at June 30, 2006 and December 31, 2005	63,276	59,785
Retained earnings	75,473	65,049
Accumulated other comprehensive loss, net	(5,778)	(2,589)
Total shareholders’ equity	132,971	122,245
Total Liabilities and Shareholders’ Equity	$1,809,125	$1,756,756
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$25,208	$16,977	$47,431	$32,466
Interest on deposits with other financial institutions	4	3	9	15
Interest on investments held to maturity:
Taxable	899	1,069	1,841	2,178
Non-taxable	942	852	1,883	1,592
Interest on investments available for sale:
Taxable	3,287	2,702	6,763	5,319
Non-taxable	22	11	33	22
Interest on federal funds sold	44	37	93	72
Total interest income	30,406	21,651	58,053	41,664

Interest expense:
Interest on negotiable orders of withdrawal	305	38	665	58
Interest on savings deposits	1,913	1,104	3,782	2,109
Interest on time deposits, under $100	2,889	1,396	4,777	2,670
Interest on time deposits, $100 and over	3,081	1,333	5,465	2,453
Interest on other borrowings	2,344	1,445	4,757	2,788
Interest on junior subordinated debentures	398	334	773	645
Total interest expense	10,930	5,650	20,219	10,723

Net interest income	19,476	16,001	37,834	30,941
Provision for loan losses	200	101	200	321
Net interest income after provision for loan losses	19,276	15,900	37,634	30,620

Noninterest income:
Service charges on deposit accounts	1,504	1,526	2,925	2,893
Gain on sale of securities	622	-	622	-
Increase in cash value of life insurance	294	202	600	460
Other	1,002	612	1,907	1,656
Total noninterest income	3,422	2,340	6,054	5,009

Noninterest expenses:
Salaries and related expenses	7,335	5,657	14,194	11,210
Premises and occupancy	1,255	1,066	2,444	2,051
Equipment	1,042	1,043	2,033	1,901
Professional fees	554	640	1,474	1,202
Supplies	303	308	539	572
Marketing	466	329	853	624
Community support donations	291	218	509	396
Intangible amortization	12	12	23	23
Other	1,848	1,429	3,513	3,031
Total noninterest expenses	13,106	10,702	25,582	21,010

Income before provision for income taxes	9,592	7,538	18,106	14,619
Provision for income taxes	3,338	2,412	6,295	4,505
Net income	$6,254	$5,126	$11,811	$10,114
Comprehensive income:
Unrealized loss on interest rate floor	$(85)	$-	$(296)	$-
Unrealized (loss) gain on securities	(2,765)	1,182	(2,893)	(487)
Comprehensive income	$3,404	$6,308	$8,622	$9,627
Basic earnings per share	$0.59	$0.49	$1.11	$0.97
Diluted earnings per share	$0.57	$0.47	$1.08	$0.94
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
	Common Stock			Accumulated other
(Amounts in thousands)	Number of shares	Amounts	Retained earnings	Comprehensive loss	Total
Balance, December 31, 2005	10,575	$59,785	$65,049	$(2,589)	$122,245
Exercise of stock options, including tax benefit of $879	145	3,491	-	-	3,491
Net change in fair value of available for sale investment securities, net of tax effect of $2,155	-	-	-	(2,893)	(2,893)
Net change in fair value of interest rate floor, net of tax benefit of $215	-	-	-	(296)	(296)
Cash dividends	-	-	(1,387)	-	(1,387)
Net income	-	-	11,811	-	11,811
Balance, June 30, 2006	10,720	$63,276	$75,473	$(5,778)	$132,971
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
(Dollars in thousands)	2006	2005
Operating activities:
Net income	$11,811	$10,114
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	200	321
Depreciation, amortization and accretion, net	3,545	3,634
Origination of loans held for sale	(2,236)	(2,126)
Proceeds from sales of loans	1,543	1,346
Increase in cash value of life insurance	(600)	(147)
Death benefit income from bank owned life insurance	-	539
Gain on sale of AFS investment securities	(622)	-
Non-cash stock option compensation expense	435	-
Net decrease (increase) in interest receivable & other assets	14,457	(978)
Net increase in accrued interest, taxes and other liabilities	2,282	3,215
Net cash provided by operating activities	30,815	15,918

Investing activities:
Investment securities purchased - available for sale securities	(2,762)	(54,126)
Investment securities purchased - held to maturity securities	(3,659)	(23,895)
Proceeds from maturities of available for sale investment securities	28,713	25,827
Proceeds from maturities of held to maturity investment securities	8,196	6,684
Net decrease in time deposits in other financial institutions	-	3,000
Proceeds from sales of available for sale securities	19,368	37,000
Loans purchased	(30,015)	-
Net increase in loans	(99,360)	(99,037)
Purchases of premises and equipment	(8,332)	(3,489)
Net cash used in investing activities	(87,851)	(108,036)

Financing activities:
Net (decrease) increase in demand, NOW and savings deposits	(128,051)	9,847
Net increase in certificates of deposit	198,285	62,445
Net (decrease) increase in other borrowings	(46,337)	10,645
Issuance of junior subordinated debentures	15,464	-
Payment of cash dividends	(1,387)	(826)
Issuance of shares pursuant to 401K and ESOP plans	-	300
Exercise of stock options	2,177	749
Tax effect of stock options	879	-
Net cash provided by financing activities	41,030	83,160

Net decrease in cash and cash equivalents	(16,006)	(8,958)

Cash and cash equivalents at beginning of period	91,581	57,819
Cash and cash equivalents at end of period	$75,575	$48,861

Supplemental disclosure of noncash investing and financing activities:
Interest rate floor unrealized loss, net of taxes	$(296)	$-
Interest paid	19,758	10,416
Income tax payments	5,200	7,480
Investment securities unrealized losses, net of tax	(2,893)	$(487)
See accompanying notes to consolidated financial statements

Capital Corp of the West
Notes to Consolidated Financial Statements
June 30, 2006 and December 31, 2005
(Unaudited)

GENERAL COMPANY

Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company's primary asset is the Bank and the Bank is the Company's primary source of income. As of August 1, 2006, the Company had outstanding 10,728,608 shares of Common Stock, no par value, held by approximately 2,500 shareholders. There were no preferred shares outstanding at August 1, 2006. The Company had one wholly-owned inactive nonbank subsidiary, Capital West Group (“CWG”) at June 30, 2006. The Bank has one wholly-owned active nonbank subsidiary, and one wholly-owned inactive nonbank subsidiary. The active subsidiary is Merced Area Investment & Development, Inc. (“MAID”), the inactive subsidiary is County Asset Advisors (“CAA”). All references herein to the Company includes direct subsidiaries of the Company as well as the Bank and the Bank's subsidiaries, unless the context otherwise requires.

GENERAL BANK

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is a member of the Federal Reserve System.

INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, Sacramento, San Francisco, San Joaquin, Santa Clara, Stanislaus, and Tuolomne counties. The Bank has twenty-four full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Hilmar, Los Banos, Sonora, Stockton, two offices in Modesto and two offices in Turlock. In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa. During 1999, the Bank opened its first office in Fresno, and in 2000 expanded its presence in Fresno by adding an additional office. On January 18, 2001 the Bank opened a loan production office in San Francisco that during 2001 was converted into a full service branch. During 2003 and 2004, the Bank added one full service branch facility in Fresno each year. During 2005 the Bank opened a loan production office in Sacramento which was converted into a full service branch and opened a full service branch in Clovis. During 2006, the Bank added one full service branch facility in San Jose and Riverbank. The Bank’s administrative headquarters also provide accommodations for the activities of Bank's wholly-owned real estate subsidiaries.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at June 30, 2006 and December 31, 2005 and the results of operations for the three and six month periods ended June 30, 2006 and 2005, and the statements of cash flows for the three and six months ended June 30, 2006 and 2005 have been included therein. The interim results for the three and six months ended June 30, 2006 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2005.

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and six month periods ended June 30, 2006 and 2005:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Basic EPS computation:
Net income	$6,254	$5,126	$11,811	$10,114
Average common shares outstanding	10,687	10,479	10,643	10,466
Basic EPS	$0.59	$0.49	$1.11	$0.97

Diluted EPS Computations:
Net income	$6,254	$5,126	$11,811	$10,114
Average common shares outstanding	10,687	10,479	10,643	10,466
Effect of stock options	264	323	292	330
	10,951	10,802	10,935	10,796
Diluted EPS	$0.57	$0.47	$1.08	$0.94

INTANGIBLE ASSETS

The Company has intangible assets consisting of core deposit premiums and goodwill. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to goodwill have not been amortized after December 31, 2001 but are reviewed at least annually for potential impairment. During the second quarter of 2006, management determined there had been no impairment of goodwill. As of June 30, 2006 and December 31, 2005, the Company had unamortized core deposit premiums of $0 and $23,000, respectively. Amortization of core deposit premiums and other intangibles was $12,000 during the second quarter of 2006 and 2005. Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and the purchase of three branches from Bank of America in December, 1997, respectively.

BORROWED FUNDS

For the six months ended June 30, 2006, the Company decreased other borrowings which were obtained primarily from the Federal Home Loan Bank and Pacific Coast Bankers’ Bank. The decrease in other borrowings totaled $46,337,000 for the six months ended June 30, 2006. The repayment of other borrowings was primarily funded from payments received from the Company’s investment portfolio and the increased use of brokered time deposits. The Company increased its subordinated debentures outstanding from $16,496,000 to $31,960,000 or an increase of $15,464,000 for the six months ended June 30, 2006. The additional subordinated debentures were issued primarily to improve liquidity and provide a long term financing source that qualifies as regulatory capital under existing regulations.

STOCK COMPENSATION

The Company maintains a stock option plan for certain directors, executives, and officers. The plan stipulates that (i) all options have an exercise price equal to the fair market value on the date of grant; (ii) all options have a ten-year term and become exercisable as follows: 25% at date of issuance and 25% per year for the subsequent three years; and (iii) all must be exercised within 90 days following termination of employment or they expire. The Company’s stock option plan is designed to correlate stock price performance with officer and Director compensation. The shares issued pursuant to the Company’s plan are newly issued, registered and non-restrictive.

On January 1, 2006, the Company began recording stock option compensation expense in accordance with Statement of Financial Accounting Standards No. 123-R, Share-based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock option awards now includes quarterly amortization of the remaining unvested portion of stock options outstanding prior to January 1, 2006. Stock compensation expense was recorded as a non-cash increase in salaries and benefits expense, which had the effect of reducing net income, earnings per share, and diluted earnings per share. Stock option expense also had the effect of lowering income from continuing operations reported in the Consolidated Statement of Cash Flow for 2006. Under SFAS 123R, stock options are valued at fair value using an acceptable model. Compensation expense is recorded on a ratable basis in the period in which the stock option vests. The Company uses the Black-Scholes-Merton closed form model, an acceptable model under SFAS 123R, for estimating the fair value of stock options. For the valuation of stock options, the Company used the following assumptions: a risk free rate of 4.82%; a volatility rate of 31.86%; an expected dividend rate of 0.85%; and an expected term of 5.88 years for the quarter ended June 30, 2006. For the valuation of stock options during the year ended December 31, 2005, the Company used the following assumptions: a risk free rate of 3.86%; a volatility rate of 30.46%; an expected dividend rate of 0.40%; and an expected term of 6.32 years.

Prior to January 1, 2006, the Company accounted for stock option compensation expense using the intrinsic method, where the difference between the exercise price and the fair market value of the option on the date of grant is recognized as compensation expense. The Company issued all stock options with an exercise price equal to the fair market value of the Company’s stock on the date of grant, resulting in no compensation expense being recorded; there was no net income affect, and it did not affect earnings per share or diluted earnings per share.

Information as Reported in the Financial Statements

The following table presents the stock option compensation expense included in the Company’s Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2006:
(Dollars in thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock option compensation expense	$209	$435
Tax benefit recorded related to stock option compensation expense	(18)	(28)
Decrease in net income	$191	$407
Effect on:
Net income per share - basic	$(0.02)	$(0.04)
Net income per share - diluted	$(0.02)	$(0.04)

Options activity during the first six months of 2006 is as follows:
(Shares in thousands)	# of shares	Weighted-Average exercise price
Outstanding at January 1, 2006	753	$17.46
Options granted	99	$33.57
Options exercised	(146)	$14.90
Options forfeited	(4)	$32.84
Outstanding at June 30, 2006	702	$20.17
Exercisable at June 30, 2006	588	$17.63
Forfeited during the first six months of 2006	4	$32.84

Options grants during the first six months of 2006:
(Shares in thousands)	June 30, 2006		June 30, 2005
	# of shares	Weighted-Average fair value	# of shares	Weighted-Average fair value
Options granted	99	$11.83	136	$9.60

Option vesting activity that occurred during the first six months of 2006:
(Shares in thousands)	# of shares	Weighted-Average fair value
Nonvested options at January 1, 2006	43	$10.60
Options granted	99	$11.83
Options vested	(25)	$11.83
Options forfeited	(4)	$10.60
Nonvested options at June 30, 2006	113	$11.40

Vested option summary information as of June 30, 2006 is as follows:
(Shares and dollars in thousands)	# of shares	Aggregate intrinsic value	Weighted-Average remaining contractual life	Weighted-Average exercise price
Vested options exercisable at June 30, 2006	588	$8,450	6.66	$17.63
Total options outstanding at June 30, 2006	702	$8,305	7.14	$20.17

The vesting schedule for each option holder’s stock option contract is identical to the exercise schedule for each option contract. The total intrinsic value of options exercised was $1,021,000 and $115,000 for the quarters ended June 30, 2006 and June 30, 2005. Intrinsic value is defined as positive difference between the current market price for the underlying stock and the strike price of an option. The exercise price has to be less than the current market price of the underlying stock to have intrinsic value. The total fair value of shares vested was $435,000 and $719,000 for the six months ended June 30, 2006 and June 30, 2005. Total future compensation expense related to nonvested awards was $1,148,000 with a weighted average period to be recognized of 1.64 years as of June 30, 2006.  There are 2,570,308 shares authorized for grant under the Company's stock option plan.

The table below presents information calculated as if FAS 123R had been adopted and the stock option valuation and expense were included in prior period Financial Statements:
(Dollars in thousands except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$5,126	$10,114
Stock option compensation expense	(229)	(719)
Tax benefit related to stock option compensation expense	16	96
Net income, proforma	$4,913	$9,491

Basic earnings per share:
As reported	$0.49	$0.97
Pro forma	$0.47	$0.91

Diluted earnings per share:
As reported	$0.47	$0.94
Pro forma	$0.45	$0.88

Stock-based employee compensation cost, net of related tax effects, included in net income:
As reported	$-	$-
Pro forma	$213	$623

Compensation expense was recorded at $435,000 for the six months ended June 30, 2006 for stock options compared to $719,000 that would have been recorded for the six months ended June 30, 2005. The $284,000 decrease is related to the November, 2005 action by the Board of Directors approving the accelerated vesting of all outstanding stock options outstanding at that time. The Board of Directors performed this action to mitigate the effect of the adoption of Financial Accounting Statement 123R. The Company received $2,177,000 and $749,000 in cash related to stock option exercises for the six months ended June 30, 2006 and June 30, 2005. The Company recorded a tax benefit related to stock options of $879,000 and $262,000 for the six months ended June 30, 2006 and June 30, 2005.

On November 29, 2005, the Company’s Board of Directors approved the 100% vesting of all existing unvested stock options outstanding. All the options affected were “in-the-money”, and were held by certain members of management and the board of directors. The board took this action so that the Company would not have to recognize equity compensation expense in the Consolidated Statements of Income and Comprehensive Income on the unvested portion of the stock options outstanding as of November 29, 2005. The unvested equity compensation expense related to this action was $2,409,000. During the first three and six months ended June 30, 2006, the additional amount of stock option compensation expense that would have been recorded if the stock option vesting schedules had not been accelerated was $188,000 and $422,000, the tax benefit would have been $33,000 and $68,000, and net income would have been reduced by $155,000 and $354,000.

RECLASSIFICATIONS

Certain amounts previously reported in the 2005 financial statements have been reclassified to conform to the 2006 presentation. These reclassifications were made to the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows. There were no reclassifications made to the Consolidated Statements of Income and Comprehensive Income or the Consolidated Statement of Changes in Shareholders’ Equity.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No 123 (Revised 2004) on January 1, 2006 which became effective for accounting periods beginning January 1, 2006. Adoption of the standard will negatively affect reported earnings by increasing non-cash stock option compensation expense recorded in the Consolidated Statements of Income and Comprehensive Income. The impact on current and prior years is discussed in the section titled “Stock Compensation” above.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes. Fin 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that management make a determination as to whether each tax position is more-likely-than-not to be sustained under tax authority examination, based on the technical merits of the position. If the more-likely-than-not threshold is met, management must measure the benefit of each position to determine the amount of benefit to recognize in the financial statements. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: (a) an increase in a liability for income taxes payable or a reduction in an income tax refund; (b) a reduction in a deferred tax asset or an increase in a deferred tax liability; or both. This interpretation is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this statement to have a material impact on the Company’s Consolidated Financial Statements.

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

Critical accounting policies and estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, valuation of deferred income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates. (See caption “Allowance for Loan Losses” below in the current Form 10-Q and in the Company’s 2005 annual report for a more detailed discussion).

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

Results Of Operations

Three and Six Months Ended June 30, 2006 Compared With Three and Six Months Ended June 30, 2005

OVERVIEW

For the three and six months ended June 30, 2006 the Company reported net income of $6,254,000 and $11,811,000. This compares to $5,126,000 and $10,114,000 for the same period in 2005 and represents an increase of $1,128,000 and $1,697,000 or 22% and 17%. Basic and diluted earnings per share were $0.59 and $0.57 for the three months ended June 30, 2006 and $1.11 and $1.08 for the six months ended June 30, 2006. This compares to basic and diluted earnings per share of $0.49 and $0.47 for the three months ended June 30, 2005 and $0.97 and $0.94 for the six months ended June 30, 2005. This was an increase of $0.10 per share for basic and diluted earnings per share for the three months ended June 30, 2006 and $0.14 for basic and diluted earnings per share for the six months ended June 30, 2006. The annualized return on average assets was 1.42% and 1.36% for the three and six months ended June 30, 2006 compared to the annualized return on average assets was 1.35% and 1.36% for the three and six months ended June 30, 2005. The Company's annualized return on average equity of 19.10% and 18.53% for the three and six months ended June 30, 2006 compared to the Company's annualized return on average equity was 18.63% and 18.73% for the three and six months ended June 30, 2005.

NET INTEREST INCOME

The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. The following table illustrates the results and changes in interest income and interest expense for the three and six months ended June 30, 2006 and June 30, 2005.

	For the three months ended June 30,			For the six months ended June 30,
(Dollars in thousands)	2006	2005	Percent change	2006	2005	Percent change
Total interest income	$30,406	$21,651	40%	$58,053	$41,664	39%
Total interest expense	10,930	5,650	93%	20,219	10,723	89%
Net interest income	$19,476	$16,001	22%	$37,834	$30,941	22%

The following table illustrates the average balances affecting interest income and expense, and interest earned or paid on those balances on a tax adjusted basis for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
(Dollars in thousands)	2006	2005	Percent change	2006	2005	Percent change
Average interest earning assets	$1,639,847	$1,400,224	17%	$1,621,885	$1,372,465	18%
Average interest bearing liabilities	$1,340,360	$1,122,421	19%	$1,325,693	$1,102,645	20%
Average interest rate earned	7.51%	6.29%	19%	7.30%	6.21%	18%
Average interest rate paid	3.27%	2.02%	62%	3.08%	1.96%	57%
Net interest margin	4.84%	4.67%	4%	4.78%	4.63%	3%

The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in total interest income for the three and six months ended June 30, 2006 was primarily the result of an increase in both the volume of interest-earning assets and the average interest rates earned. The increase in average interest earning assets during 2006 was made possible by increased asset generation from our existing branch network, the use of brokered time deposits, and the issuance of subordinated debt. The increase in interest rates earned during the first three and six months ended June 30, 2006 compared to the same period in 2005 was primarily the result of an increase in prevailing market interest rates. Short term interest rates have increased as Federal Reserve Bank’s Open Market Committee continued to raise short term rates. Interest expense is a function of the volume and rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. The increase in interest-bearing liabilities during the first three and six months of 2006 when compared to the same period in 2005 was primarily the result of an increase in internally generated and brokered certificates of deposit of $100,000 and over. Brokered deposits totaled $128,614,000 as of June 30, 2006 compared to $20,871,000 outstanding at December 31, 2005, or an increase of $107,743,000 during the first six months of 2006. Without this increase in brokered deposits, the deposit portfolio would have decreased in size. The increase in interest rates paid during the three and six months ended June 30, 2006 when compared to 2005 was primarily the result of an increase in prevailing interest rates and a change in the mix within the deposit portfolio. Time deposits accounted for 44% of the deposit portfolio as of June 30, 2006 compared to 32% as of December 31, 2005. The increase in the time deposit portfolio was coupled with declines in the demand, NOW, and savings portion of the deposit portfolio. Customers moving funds to lock in higher certificate of deposit term rates coupled with the use of brokered time deposits were the primary reasons for the increased time deposits recorded.

Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's increase in net interest margin in 2006 was primarily attributable to a gain of 139 and 124 basis points in the loan portfolio yield achieved during the first three and six months of 2006 compared to the same time period in 2005. Loans as a percentage of average interest-earning assets increased to 68% for the three and six months ended June 30, 2006 compared with 67% for the three and six months ended June 30, 2005. The increase in loans as a percentage on interest-earning assets is mainly attributable to increased loan production generated through our branch network. The loan growth occurred primarily in the secured and unsecured commercial loan segments of the portfolio.

AVERAGE BALANCES AND RATES EARNED AND PAID

The following table presents condensed average balance sheet information for the Company, together with average interest rates earned and paid on the various sources and uses of its funds for each of the periods indicated. Nonaccruing loans are included in the calculation of the average balances of loans, but the nonaccrued interest on such loans is excluded.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS
	Three months ended June 30, 2006			Three months ended June 30, 2005
(Dollars in thousands)	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
Assets
Federal funds sold	$3,511	$44	5.03%	$5,423	$37	2.74%
Time deposits at other financial institutions	350	4	4.58	350	3	3.44
Taxable investment securities (1)	360,428	4,204	4.68	363,164	3,806	4.20
Nontaxable investment securities (1)	103,682	1,259	4.87	90,250	1,143	5.08
Loans, gross: (2)	1,171,876	25,208	8.63	941,037	16,977	7.24
Total interest-earning assets	$1,639,847	$30,719	7.51	$1,400,224	$21,966	6.29
Allowance for loan losses	(15,188)			(13,483)
Cash and due from banks	45,724			43,410
Premises and equipment, net	33,536			24,407
Interest receivable and other assets	67,550			59,949
Total assets	$1,771,469			$1,514,507

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$203,459	$305	0.60	$177,019	$38	0.09
Savings deposits	341,294	1,913	2.25	358,658	1,104	1.23
Time deposits	588,581	5,970	4.07	391,483	2,729	2.80
Other borrowings	189,171	2,344	4.97	178,765	1,445	3.24
Junior subordinated debentures	17,855	398	8.94	16,496	334	8.12
Total interest-bearing liabilities	$1,340,360	$10,930	3.27	$1,122,421	$5,650	2.02

Noninterest-bearing deposits	284,520			270,117
Accrued interest, taxes and other liabilities	15,611			11,887
Total liabilities	$1,640,491			$1,404,425

Total shareholders' equity	130,978			110,082
Total liabilities and shareholders' equity	$1,771,469			$1,514,507

Net interest income and margin (3)		$19,789	4.84%		$16,316	4.67%

(1) Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $295,000 and $280,000 for the three months ended June 30, 2006 and 2005. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $18,000 and $35,000 for the three months ended June 30, 2006 and 2005.
(2) Amounts of interest earned included loan fees of $947,000 and $922,000 and loan costs of $114,000 and $75,000 for the three months ended June 30, 2006 and 2005, respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS
	Six months ended June 30, 2006			Six months ended June 30, 2005
(Dollars in thousands)	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
Assets
Federal funds sold	$4,049	$93	4.63%	$5,584	$72	2.60%
Time deposits at other financial institutions	350	9	5.19	1,112	15	2.72
Taxable investment securities (1)	375,431	8,650	4.65	365,925	7,569	4.17
Nontaxable investment securities (1)	102,058	2,507	4.95	84,354	2,139	5.11
Loans, gross: (2)	1,139,997	47,431	8.39	915,490	32,466	7.15
Total interest-earning assets	$1,621,885	$58,690	7.30	$1,372,465	$42,261	6.21
Allowance for loan losses	(15,178)			(13,501)
Cash and due from banks	47,605			41,856
Premises and equipment, net	31,743			23,756
Interest receivable and other assets	67,522			58,941
Total assets	$1,753,577			$1,483,517

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$209,104	$665	0.64	$171,764	$58	0.07
Savings deposits	363,106	3,782	2.10	359,989	2,109	1.18
Time deposits	532,460	10,242	3.88	382,754	5,123	2.70
Other borrowings	203,844	4,757	4.71	171,642	2,788	3.28
Junior subordinated debentures	17,179	773	9.07	16,496	645	7.88
Total interest-bearing liabilities	$1,325,693	$20,219	3.08	1,102,645	10,723	1.96

Noninterest-bearing deposits	284,321			261,743
Accrued interest, taxes and other liabilities	15,014			11,150
Total liabilities	$1,625,028			1,375,538

Total shareholders' equity	128,549			107,979
Total liabilities and shareholders' equity	$1,753,577			$1,483,517

Net interest income and margin (3)		$38,471	4.78%		$31,538	4.63%

(1) Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $591,000 and $525,000 for the three months ended March 31, 2006 and 2005. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $46,000 and $72,000 for the six months ended June 30, 2006 and 2005.
(2) Amounts of interest earned included loan fees of $1,855,000 and $1,567,000 and loan costs of $225,000 and $145,000 for the six months ended June 30, 2006 and 2005, respectively.
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

Net interest income variance analysis:
	Three months ended
	June 30, 2006 compared to June 30, 2005
(Dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold	$(16)	$23	$7
Time deposits at other financial institutions	-	1	1
Taxable investment securities	(29)	427	398
Tax-exempt investment securities	165	(49)	116
Loans	4,613	3,618	8,231
Total:	$4,733	$4,020	$8,753

Increase in interest expense:
Interest bearing demand	$7	$260	$267
Savings deposits	(56)	865	809
Time deposits	1,702	1,539	3,241
Other borrowings	89	810	899
Junior subordinated debentures	29	35	64
Total:	$1,771	$3,509	$5,280

Increase in net interest income	$2,962	$511	$3,473

Net interest income variance analysis:
	Six months ended
	June 30, 2006 compared to June 30, 2005
(Dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold	$(9)	$30	$21
Time deposits at other financial institutions	(8)	2	(6)
Taxable investment securities	200	881	1,081
Tax-exempt investment securities	379	(11)	368
Loans	8,770	6,195	14,965
Total:	$9,332	$7,097	$16,429

Increase in interest expense:
Interest bearing demand	$15	$592	$607
Savings deposits	18	1,655	1,673
Time deposits	2,417	2,702	5,119
Other borrowings	592	1,377	1,969
Junior subordinated debentures	28	100	128
Total:	$3,070	$6,426	$9,496

Increase in net interest income	$6,262	$671	$6,933

PROVISION FOR LOAN LOSSES

The provision for loan losses was $200,000 for both the three and six months ended June 30, 2006 compared with $101,000 and $321,000 for the three and six months ended June 30, 2005, an increase of $99,000 or 98% and a decrease of $121,000 or 38%. See "Allowance for Loan Losses" elsewhere herein. As of June 30, 2006 the allowance for loan losses was $15,084,000 or 1.26% of total loans compared to $14,776,000 or 1.38% of total loans as of December 31, 2005. At June 30, 2006, nonperforming assets totaled $2,119,000 or 0.12% of total assets, nonperforming loans totaled $1,593,000 or 0.13% of total loans and the allowance for loan losses totaled 947% of nonperforming loans. At December 31, 2005, nonperforming assets totaled $1,960,000 or 0.11% of total assets, nonperforming loans totaled $1,900,000 or 0.18% of total loans and the allowance for loan losses totaled 778% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

NONINTEREST INCOME

Noninterest income increased by $1,082,000 or 46% to $3,422,000 and $1,045,000 or 21% to $6,054,000 for the three and six months ended June 30, 2006 compared with $2,340,000 and $5,009,000 in the same period during 2005. Service charges on deposit accounts decreased by $22,000 or 1% to $1,504,000 and increased by $32,000 or 1% to $2,925,000 for the three and six months ended June 30, 2006 compared with $1,526,000 and $2,893,000 for the same period in 2005. The increase in service charges on deposit accounts for the six month period was primarily the result of increased transaction account volumes, partially offset by an increase in the earnings rate utilized to offset commercial demand deposit analysis charges. The increase of $92,000 and $140,000 for the three months and six months ended June 30, 2006 in cash surrender value of life insurance policies was the result of a higher earnings rate year over year. In the second quarter of 2006 the Company recognized a gain on the sale of securities of $622,000. The securities that were sold included approximately $6,917,000 in FHLMC preferred stock and $12,882,000 in an adjustable rate mutual fund. The FHLMC preferred stock was sold due to a recent increase in market value that was made possible by relatively high short term interest rates during the quarter. The investment in the adjustable rate mutual fund was sold so that the sales proceeds could be reinvested in higher yielding investments. High prepayments within the mortgage notes purchased at a premium by the fund have had a detrimental effect on the Bank’s total return on this investment. There was no gain on the sale of securities recognized for the same time period in 2005. Other noninterest income increased by $390,000 or 64% and $251,000 or 15% for the three and six month period ended June 30, 2006 when compared to the same period in 2005. The primary reason for the increase in other noninterest income is attributable to fees of $159,000 and $236,000, for the three and six months ended June 30, 2006, in service fees associated with the addition of the asset based lending portfolio.

NONINTEREST EXPENSE

Noninterest expenses increased by $2,404,000 or 22% to $13,106,000 and $4,572,000 or 22% to $25,582,000 for the three and six months ended June 30, 2006 compared with $10,702,000 and $21,010,000 for the same period in 2005. The primary components of noninterest expenses were salaries and employee benefits, premises and occupancy expenses, equipment expenses, professional fees, supplies expenses, marketing expenses, intangible amortization and other operating expenses.

For the three and six months ended June 30, 2006, salaries and related benefits increased by $1,678,000 or 30% and $2,984,000 or 27% to $7,335,000 and $14,194,000. This compares to the $5,657,000 and $11,210,000 for the three and six months ended June 30, 2005. The increase was primarily the result of normal salary progression, increased support staff used to support branch operations, the staffing of the new San Jose branch office, regulatory compliance support functions, and the recognition of stock option expense as part of salaries and related benefits expense in 2006. Premises and occupancy expense increased by $189,000 or 18% and $393,000 or 19% to $1,255,000 and $2,444,000 for the three and six months ended June 30, 2006. This compares to the $1,066,000 and $2,051,000 recorded for the same period in 2005. The primary reason for the increase in 2006 was related to the addition of new branch facilities opened and remodeled. Equipment expenses decreased by $1,000 or 1% and increased by $132,000 or 7% to $1,042,000 and $2,033,000 for the three and six months ended June 30, 2006. This compares with the $1,043,000 and $1,901,000 recorded for the three and six months ended June 30, 2005. The additional equipment expenses were primarily the result of branch and department equipment upgrades and purchases related to the opening of new branch offices. When comparing the results for the three and six months ended June 30, 2006 to the same periods in June 30, 2005, professional fees decreased by $86,000 or 13% for the three months and increased by $272,000 or 23% for the six months, marketing expenses increased by $137,000 or 42% and $229,000 or 37%, supplies expenses decreased by $5,000 or 2% and $33,000 or 6%, community support donations increased by $73,000 or 33% and $113,000 or 29%, intangible amortization expenses remained the same, and other noninterest expenses increased $419,000 or 29% and $482,000 or 16% from 2005 levels. The increase in marketing expense was primarily the result of increased advertising expenses related to branch support and loan and deposit gathering efforts. The decrease in supplies expenses was primarily related to decreased administrative supplies used at the customer support center. The increased other noninterest expenses were primarily the result of increased correspondent bank charges caused by increased activity, and increased communications costs which were attributable to the opening of new facilities.

PROVISION FOR INCOME TAXES

The Company recorded an increase in the provision for income taxes of $926,000 or 38% and $1,790,000 or 40% to $3,338,000 and $6,295,000 for the three and six months ended June 30, 2006 compared to the $2,412,000 and $4,505,000 recorded for the same time period. During the first three and six months of 2006 the Company’s effective tax rate of 35%. For the same time period in 2005, the Company recorded an effective tax rate of 32% and 31%. The receipt of $539,000 in nontaxable bank owned life insurance death benefits during the first quarter of 2005 lowered the effective tax rate experienced in 2005. Excluding the bank owned life insurance death benefits, the income tax rate for the first six months of 2005 would have been 32%, compared to 35% for the same time period in 2006. This increase in the year over year income tax rate is primarily due to the increased level of fully taxable income generated in 2006 compared to 2005 levels, and the nondeductibility of incentive stock option compensation expense recorded in conformity with FAS 123R during 2006.

Financial Condition

Total assets at June 30, 2006 were $1,809,125,000, an increase of $52,369,000 or 3% compared with total assets of $1,756,756,000 at December 31, 2005. Net loans were $1,182,358,000 at June 30, 2006, an increase of $128,238,000 or 12% compared with net loans of $1,054,120,000 at December 31, 2005. Deposits were $1,474,734,000 at June 30, 2006, an increase of $70,234,000 or 5% compared with deposits of $1,404,500,000 at December 31, 2005. The increase in total assets of the Company between December 31, 2005 and June 30, 2006 was primarily funded by an increase in time deposit growth. Cash inflows generated from the increased deposits were primarily used to fund growth in the loan portfolio and to fund infrastructure expenditures related to branch expansion.

Total shareholders' equity was $132,971,000 at June 30, 2006, an increase of $10,726,000 or 9% from the $122,245,000 at December 31, 2005. The growth in shareholders’ equity between December 31, 2005 and June 30, 2006 was primarily achieved through the retention of accumulated earnings.

OFF-BALANCE SHEET COMMITMENTS

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2006	2005
Letters of credit	$7,985	$15,160
Commitments to extend credit	416,157	495,313
Total	$424,142	$510,473

As a financial services provider; we routinely commit to extend credit, including loan commitments, standby letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for our loans.

CASH VALUE OF LIFE INSURANCE

The Bank maintains certain cash surrender value life insurance policies to help offset some of the cost of employee benefit programs. They are also associated with a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. These plans are informally linked with universal life insurance policies maintained by the Bank. Income from these policies is reflected in noninterest income. At June 30 2006, the Bank held $32,396,000 in cash surrender value life insurance, an increase of $600,000 from the $31,796,000 maintained at December 31, 2005.

INVESTMENT IN HOUSING TAX CREDIT LIMITED PARTNERSHIPS

The Bank invests in housing tax credit limited partnerships to help meet the Bank’s Community Reinvestment Act low income housing investment requirements as well as to obtain federal and state income tax credits. These partnerships provide the funding for low-income housing projects that might not otherwise be created. The Bank had invested a total of $11,973,000 in these investments as of June 30, 2006 and $11,727,000 as of December 31, 2005.

INVESTMENT SECURITIES

At June 30, 2006 equity securities included $5,093,000 of preferred stock issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indexes ranging from the one year LIBOR interest rate to the five year U.S. Treasury rate. These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par. During the second quarter of 2006 the Company sold $5,908,000 of these securities at a pretax gain of $1,009,000.

Mutual fund investments that are invested in adjustable rate mortgages had an amortized cost basis of $12,882,000 were sold during the second quarter of 2006 at a realized loss of $387,000. The investments were sold in order to provide liquidity to the Bank and to redistribute funds to higher yielding investments.

In the second quarter of 2006, the Company purchased $2,531,000 of the common stock of Farmers and Merchants bank, a California based community bank. This investment decision was made based on management’s desire to invest in community banks that management believes have significant long-term appreciation potential. This purchase represents less than 1% of the outstanding shares of Farmers and Merchants bank at the time of purchase, and will be accounted for using the cost method.

INTEREST RATE FLOOR

The fair value and notional amounts for the cash flow hedge at June 30, 2006 and December 31, 2005 are presented below:
	June 30, 2006		December 31, 2005
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Purchased option, interest rate floor	$224	$100,000	$743	$100,000

The decrease of $519,000 or 70% in the fair value of the interest rate floor between December 31, 2005 and June 30, 2006 was primarily the result of an increasing interest rate environment which caused a corresponding reduction in the probability that the Company will receive any future cash inflows related to this contract.

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

The following table summarizes nonperforming assets of the Company at June 30, 2006 and December 31, 2005:
(Dollars in thousands)	June 30, 2006	December 31, 2005
Nonaccrual loans	$1,593	$1,692
Accruing loans past due 90 days or more	-	208
Total nonperforming loans	1,593	1,900
Other real estate owned	527	60
Total nonperforming assets	$2,119	$1,960

Nonperforming loans to total loans	0.13%	0.18%
Nonperforming assets to total assets	0.12%	0.11%

During the first six months of 2006, two customers with loans that totaled $804,000 were placed on nonaccrual status, while three customers with loans that totaled approximately $238,000 were removed from nonaccrual status.

The decrease in nonaccrual loans of $99,000 between June 30, 2006 and December 31, 2005 was primarily the result of a foreclosure of a loan customer who accounted for $467,000 of nonaccrual loans on December 31, 2005.

Contractual accrued interest income on loans on nonaccrual status as of June 30, 2006 and 2005, which would have been recognized if the loans had been current in accordance with their original terms, was approximately $55,000 and $101,000, respectively.

At June 30, 2006, nonperforming assets represented 0.12% of total assets, an increase of 1 basis point when compared to the 0.11% at December 31, 2005. Nonperforming loans represented 0.13% of total loans at June 30, 2006, a decrease of 5 basis points compared to the 0.18% at December 31, 2005. Nonperforming loans that were secured by first deeds of trust on real property were $789,000 and $1,684,000 at June 30, 2006 and December 31, 2005. The increase in nonperforming assets was primarily the result of the foreclosure of property secured by the loan discussed above. Other forms of collateral such as inventory and equipment secured a portion of the nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

At June 30, 2006 the Company had $527,000 invested in three real estate properties that were acquired through foreclosure. At December 31, 2005, the Company had $60,000 invested in one real estate property that was acquired through foreclosure. These properties were carried at the lower of their estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company expects to sell two of three properties within the next twelve month period. No assurance can be given that the Company will sell the properties during 2006 or at any time or for an amount that will be sufficient to recover the Company’s investment in these properties.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At June 30, 2006 and December 31, 2005, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at June 30, 2006 were $1,593,000 for which the Company made provisions to the allowance for loan losses of approximately $239,000.

Except for loans that are disclosed above, there were no assets as of June 30, 2006, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the scope and extent of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have yet been identified by the Bank’s credit officers.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the six months ended June 30, 2006 and 2005, and for the year ended December 31, 2005.

	June 30		December 31
(Dollars in thousands)	2006	2005	2005
Allowance for Loan Losses:
Balance at beginning of period	$14,776	$13,605	$13,605
Provision for loan losses	200	321	2,051
Charge-offs:
Commercial and agricultural	377	970	1,664
Real estate - mortgage	-	-	-
Consumer	265	151	318
Total charge-offs	642	1,121	1,982
Recoveries
Commercial and agricultural	649	470	903
Real-Estate - mortgage	-	-	-
Consumer	101	129	199
Total recoveries	750	599	1,102
Net charge-offs	(108)	522	880
Balance at end of period	$15,084	$13,404	$14,776

Loans outstanding at period-end	$1,197,442	$982,965	$1,068,896
Average loans outstanding	$1,139,997	$915,490	$968,492

Annualized net charge-offs to average loans	(0.02)%	0.11%	0.09%
Allowance for loan losses
To total loans	1.26%	1.36%	1.38%
To nonperforming loans	946.89%	591.78%	777.68%
To nonperforming assets	711.85%	576.51%	753.88%

The Company maintains an allowance for loan losses at a level considered by management to be sufficient to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance for loan losses, management takes into consideration, among other things, growth trends in the portfolio, examination by financial institution supervisory authorities, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, specific credit risks, general economic conditions, the interest rate environment and internal and external credit reviews. In addition, the risks management considers vary depending on the nature of the loan. The normal risks considered by management with respect to agricultural loans include, among other things, the fluctuating value of the collateral, changes in weather conditions and the availability of adequate water resources in the Company's local market area. The normal risks considered by management with respect to real estate construction loans include, among other things, fluctuation in real estate values, the demand for improved commercial and industrial properties and housing, the availability of permanent financing in the Company's market area and borrowers' ability to obtain permanent financing. The normal risks considered by management with respect to real estate mortgage loans include, among other things, fluctuations in the value of real estate. Additionally, the Company relies on data obtained through independent appraisals for significant properties to determine loss exposure on nonperforming loans.

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded a provision for loan losses in the first six months of 2006 of $200,000 compared with $321,000 in the same period of 2005. The decrease was related to the overall improvement in specific credit risks in the first half of 2006 when compared to the same period in 2005 and the level of net recoveries experienced in the first half of 2006. The Company had net recoveries of $108,000 for the six months ended June 30, 2006 compared with net charge-offs of $522,000 for the same six months in 2005. The increased recoveries occurred primarily within the commercial and agricultural segment of the loan portfolio.

As of June 30, 2006, the allowance for loan losses was $15,084,000 or 1.26% of total loans outstanding, compared with $14,776,000 or 1.38% of total loans outstanding as of December 31, 2005 and $13,404,000 or 1.36% of total loans outstanding as of June 30, 2005.

The Company uses a proprietary method developed by its credit officers for estimating the appropriate level of its allowance for loan losses. This method applies relevant risk factors to the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on the Company's loan grading and classification system. The Company grades its loans through internal reviews and periodically subjects loans to external reviews which then are assessed by the Company's audit committee and management. Credit reviews are performed on a monthly basis and the quality grading process occurs three times a year. Risk factors applied to the performing loan portfolio are based on the Company's past loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. General reserves are applied to various categories of loans at percentages ranging up to 1.8% based on the Company's assessment of credit risks for each category. Risk factors are applied to the carrying value of each classified loan: (i) loans internally graded "Watch" or "Special Mention" carry a risk factor from 1.0% to 2.0%; (ii) "Substandard" loans carry a risk factor from 15% to 40% depending on collateral securing the loan, if any; (iii) "Doubtful" loans carry a 50% risk factor; and (iv) "Loss" loans are charged off 100%. In addition, a portion of the allowance is specially allocated to identified problem credits. The analysis also includes reference to factors such as the delinquency status of the loan portfolio, inherent risk by type of loans, industry statistical data, recommendations made by the Company's regulatory authorities and outside loan reviewers, and current economic environment. Important components of the overall credit rating process are the asset quality rating process and the internal loan review process.

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

OTHER ASSETS

At the year ended December 31, 2005, the Company recorded a balance in other assets of $32,281,000. The majority of the balance in other assets was primarily due to a $16,296,000 loan participation funding receivable. During the first week of January, 2006, this funding receivable was collected from the participating banks. This action caused a significant decrease in the Company’s other assets during the first half of 2006.

RESERVE FOR UNFUNDED LENDING COMMITMENTS

The reserve for unfunded lending commitments at June 30, 2006 and 2005, and December 31, 2005, is presented below.

	June 30		December 31
(Dollars in thousands)	2006	2005	2005
Balance at the beginning of period	$717	$679	$679
Provision for credit losses	12	(12)	38
Balance at the end of period	$729	$667	$717

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, time deposits at other financial institutions, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $344,273,000 and $410,086,000 on June 30, 2006 and December 31, 2005, respectively, and constituted 19% and 23% of total assets on both those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $271,382,000 at June 30, 2006 compared with $452,337,000 at December 31, 2005.

Although the Company's primary sources of liquidity include liquid assets and our deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Banker’s Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $200,575,000 of which $48,940,000 was outstanding as of June 30, 2006 and $260,684,000 of which $93,384,000 was outstanding as of December 31, 2005. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

CAPITAL RESOURCES

Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $10,726,000 or 9% from December 31, 2005 to June 30, 2006. This increase was achieved through the retention of accumulated earnings and the exercise of stock options.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements. Management believes, as of June 30, 2006, that the Company and the Bank met all applicable capital requirements. The Company’s leverage capital ratio at June 30, 2006 was 9.57% as compared with 8.57% as of December 31, 2005. The Company’s total risk based capital ratio at June 30, 2006 was 12.28% as compared to 11.13% as of December 31, 2005.

In the opinion of management, the Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of June 30, 2006 and are summarized as follows:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$184,270	12.65%	$120,642	8.0%	$150,802	10.0%
Tier 1 capital (to risk weighted assets)	168,344	11.56	60,321	4.0	90,481	6.0
Leverage ratio(1)	168,344	9.51	70,799	4.0	88,499	5.0
The Bank:
Total capital (to risk weighted assets)	$156,753	10.45%	$120,052	8.0%	$150,065	10.0%
Tier 1 capital (to risk weighted assets)	140,859	9.39	60,026	4.0	90,039	6.0
Leverage ratio(1)	140,859	7.98	70,640	4.0	88,300	5.0
(1) The leverage ratio consists of Tier 1 capital divided by adjusted quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

In the opinion of management, the Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of December 31, 2005 and are summarized as follows:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$154,592	11.13%	$111,151	8%	$138,939	10%
Tier I capital (to risk weighted assets)	139,099	10.01	55,576	4	83,364	6
Leverage ratio(1)	139,099	8.57	64,960	4	81,200	5
The Bank:
Total capital (to risk weighted assets)	$141,945	10.24	$110,868	8%	$138,585	10%
Tier I capital (to risk weighted assets)	126,452	9.12	55,434	4	83,151	6
Leverage ratio(1)	126,452	7.80	64,830	4	81,038	5
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

DEPOSITS

Deposits are the Company's primary source of funds. At June 30, 2006, the Company had a deposit mix of 23% in savings deposits, 44% in time deposits, 13% in interest-bearing checking accounts and 20% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts time deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At June 30, 2006, the Company had brokered deposits of $128,614,000. At December 31, 2005, the Company’s brokered deposits totaled $20,861,000. The increase in brokered deposits during the first six months of 2006 was related to loan funding requirements. The Bank has a policy target for brokered deposits of no more than 7% of the Bank’s asset base. Brokered deposits exceeded the policy limit as of June 30, 2006, and this policy violation was acknowledged by the Bank’s executive committee. The Bank intends to increase its policy limit to 15 percent of assets by the end of the third quarter. This pending policy change reflects management’s belief that the risks related to this higher level of brokered deposits are manageable, and the liquidity provided by them is a valuable source of cash inflows that is available for making investments or paying down borrowings.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2006 and December 31, 2005 are summarized as follows:
(Dollars in thousands)	June 30, 2006	December 31, 2005
Three months or less	$155,452	$106,874
Over three to six months	81,127	24,365
Over six to twelve months	138,809	39,005
Over twelve months	26,055	64,781
Total	$401,443	$235,025

Federal Funds Purchased and Other Borrowed Funds

The total of federal funds purchased and other borrowed funds decreased by $46,337,000 or 23% to $155,391,000 at June 30, 2006 compared to the $201,728,000 outstanding at December 31, 2005. Other borrowed funds have decreased primarily by the repayment of obligations obtained from maturities that occurred within the Company’s investment portfolio and the issuance of a $15,464,000 subordinated debenture, decreasing the need for other borrowings.

In December 2005, the Bank entered into a repurchase agreement for $100,000,000. This agreement has a maturity date of December 15, 2010. The repurchase agreement totaled $100,000,000 for the quarter ending June 30, 2006 and the year ended December 31, 2005.

Return on Equity and Assets

	Six Months Ended June 30,		Year ended December 31,
	2006	2005	2005
Annualized return on average assets	1.36%	1.36%	1.36%
Annualized return on average equity	18.53%	18.73%	18.54%
Average equity to average assets	7.33%	7.28%	7.34%
Dividend payout ratio	11.71%	10.31%	9.00%

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

The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which provides monthly reports to the Board of Directors. ALCO establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. ALCO is also involved in formulating the economic projections for the Company’s budget and strategic plan. ALCO sets specific rate sensitivity limits for the Company. ALCO monitors and adjusts the Company’s exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. Balance sheet management personnel monitor the asset and liability changes on an ongoing basis and provide report information and recommendations to the ALCO committee in regards to those changes.

It is the opinion of management there has been no material change in the Company’s market risk during the first half of 2006 when compared to the level of market risk at December 31, 2005. If interest rates were to suddenly and materially fall from levels experienced during the first half of 2006, the Company could become susceptible to an increased level of market risk.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its chief executive officer and interim chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.

Based on the evaluation, the chief executive officer and interim chief financial officer concluded that as of the end of the period covered by this report the disclosure controls and procedures were adequate and effective, and that the material information required to be included in this report, including information from the Company’s consolidated subsidiaries, was properly recorded, processed, summarized and reported, and was made known to the chief executive officer and interim chief financial officer by others within the Company in a timely manner, particularly during the period when this quarterly report on Form 10-Q was being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

The Company is a party to routine litigation in the ordinary course of its business. In the opinion of management, pending and threatened litigation is not likely to have a material adverse effect on the financial condition or results of operations of the Company.

The Bank is subject to one lawsuit where the legal costs incurred by the Bank have totaled over $250,000, the amount of the Company’s insurance deductible.

SUBSEQUENT EVENT

During the month of July, 2006, a settlement agreement was executed related to this lawsuit. The settlement was funded by the Bank’s insurance carrier and was settled to the mutual satisfaction of the parties.

Item 1A. Risk Factors

See “External Factors Affecting Asset Quality” in Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a.)
Our Annual Meeting of Shareholders for 2006 was held May 2, 2006. the number of shares represented in person or by proxy and constituting a quorum was 6,856,569, which equaled 65% of the shares outstanding.

(b.)	The following are the results of the election of directors of the Board:

Election of directors   Votes For  Votes Withheld
Dorothy L. Bizzini    6,640,089  216,480
Jerry E. Callister      6,757,740   99,099
Gerald L. Tahajian    6,754,047  102,522

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

CAPITAL CORP OF THE WEST

(Registrant)

Date: August 9, 2006	By /s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: August 9, 2006	By /s/ David A. Curtis
David A. Curtis
Interim Chief Financial Officer

Exhibit Index

Exhibit	Description
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350