Form 10-Q
period 2006-11-09
CAPITAL CORP OF THE WEST
filed 2006-11-09
CIK 1004740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2006

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	IRS Employer ID Number

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

The number of shares outstanding of the registrant’s common stock, no par value, as of November 1, 2006 was 10,740,000. No shares of preferred stock, no par value, were outstanding at November 1, 2006.

Capital Corp of the West

PART I. -- FINANCIAL INFORMATION

PART II. -- OTHER INFORMATION

Capital Corp of the West
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)	September 30, 2006	December 31, 2005
Assets
Cash and noninterest-bearing deposits in other banks	$46,104	$61,331
Federal funds sold	49,690	30,250
Time deposits at other financial institutions	350	350
Investment securities available for sale, at fair value	263,526	318,155
Investment securities held to maturity, at cost; fair value of $170,327 and $178,233 at September 30, 2006 and December 31, 2005	172,578	181,025
Loans, net of allowance for loan losses of $14,796 and $14,776 at September 30, 2006 and December 31, 2005	1,251,404	1,054,120
Interest receivable	8,571	8,305
Premises and equipment, net	38,833	28,970
Goodwill	1,405	1,405
Other intangible assets	-	23
Cash value of life insurance	42,762	31,796
Investment in housing tax credit limited partnerships	8,440	8,745
Other assets	29,996	32,281
Total assets	$1,913,659	$1,756,756

Liabilities
Deposits:
Noninterest-bearing demand	$277,152	$310,284
Negotiable orders of withdrawal	197,142	216,594
Savings	404,199	426,581
Time, under $100	282,862	216,016
Time, $100 and over	412,541	235,025
Total deposits	1,573,896	1,404,500

Other borrowings	152,629	201,728
Junior subordinated debentures	31,960	16,496
Accrued interest, taxes and other liabilities	13,101	11,787
Total liabilities	1,771,586	1,634,511

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, no par value; 54,000,000 shares authorized; 10,736,497 and 10,575,361 issued and outstanding at September 30, 2006 and December 31, 2005	63,904	59,785
Retained earnings	80,440	65,049
Accumulated other comprehensive loss, net	(2,271)	(2,589)
Total shareholders’ equity	142,073	122,245
Total Liabilities and Shareholders’ Equity	$1,913,659	$1,756,756
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$26,009	$19,106	$73,440	$51,572
Interest on deposits with other financial institutions	5	2	14	17
Interest on investments held to maturity:
Taxable	882	1,065	2,723	3,243
Non-taxable	950	900	2,844	2,492
Interest on investments available for sale:
Taxable	3,063	2,384	9,826	7,703
Non-taxable	11	11	33	33
Interest on federal funds sold	100	19	193	91
Total interest income	31,020	23,487	89,073	65,151

Interest expense:
Interest on negotiable orders of withdrawal	373	102	1,038	160
Interest on savings deposits	2,259	1,406	6,041	3,515
Interest on time deposits, under $100	2,666	1,578	7,443	4,248
Interest on time deposits, $100 and over	4,840	1,743	10,305	4,196
Interest on other borrowings	2,050	1,364	6,807	4,152
Interest on junior subordinated debentures	683	327	1,456	972
Total interest expense	12,871	6,520	33,090	17,243

Net interest income	18,149	16,967	55,983	47,908
Provision for loan losses	200	1,035	400	1,356
Net interest income after provision for loan losses	17,949	15,932	55,583	46,552

Noninterest income:
Service charges on deposit accounts	1,550	1,554	4,475	4,447
Gain on sale of securities	-	-	622	-
Increase in cash value of life insurance	366	310	966	770
Other	1,240	802	3,147	2,458
Total noninterest income	3,156	2,666	9,210	7,675

Noninterest expenses:
Salaries and related expenses	7,293	5,538	21,487	16,748
Premises and occupancy	1,422	1,205	3,866	3,256
Equipment	1,096	1,035	3,129	2,936
Professional fees	478	418	1,952	1,620
Supplies	237	236	776	808
Marketing	360	231	1,213	855
Community support donations	264	178	773	573
Intangible amortization	-	11	23	34
Other	1,842	1,448	5,355	4,480
Total noninterest expenses	12,992	10,300	38,574	31,310

Income before provision for income taxes	8,113	8,298	26,219	22,917
Provision for income taxes	2,284	2,845	8,579	7,350
Net income	$5,829	$5,453	$17,640	$15,567
Comprehensive income:
Unrealized gain (loss) on interest rate floor	$135	$(177)	$(161)	$(177)
Unrealized gain (loss) on securities	3,372	(894)	479	(1,381)
Comprehensive income	$9,336	$4,382	$17,958	$14,009
Basic earnings per share	$0.54	$0.52	$1.65	$1.49
Diluted earnings per share	$0.53	$0.50	$1.61	$1.44
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated other
(Amounts in thousands)	Number of shares	Amounts	Retained earnings	Comprehensive (loss) gain	Total
Balance, December 31, 2005	10,575	$59,785	$65,049	$(2,589)	$122,245
Exercise of stock options, including tax benefit of $911	161	4,119	-	-	4,119
Net change in fair value of available for sale investment securities, net of tax effect of $347	-	-	-	479	479
Net change in fair value of interest rate floor, net of tax benefit of $117	-	-	-	(161)	(161)
Cash dividends	-	-	(2,249)	-	(2,249)
Net income	-	-	17,640	-	17,640
Balance, September 30, 2006	10,736	$63,904	$80,440	$(2,271)	$142,073
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
(Dollars in thousands)	2006	2005
Operating activities:
Net income	$17,640	$15,567
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	400	1,356
Depreciation, amortization and accretion, net	5,442	5,571
Origination of loans held for sale	(2,380)	(5,013)
Proceeds from sales of loans	1,662	1,606
Increase in cash value of life insurance	(966)	(770)
Death benefit income from bank owned life insurance	(179)	(539)
Gain on sale of available for sale investment securities	(622)	-
Gain on sale of other real estate owned	(190)	-
Non-cash stock option compensation expense	566	-
Net decrease (increase) in interest receivable & other assets	1,964	(1,654)
Net increase in accrued interest, taxes and other liabilities	1,314	2,758
Net cash provided by operating activities	24,651	18,882

Investing activities:
Investment securities purchased - available for sale securities	(2,944)	(53,282)
Investment securities purchased - held to maturity securities	(3,659)	(28,996)
Proceeds from maturities of available for sale investment securities	38,591	51,434
Proceeds from maturities of held to maturity investment securities	11,404	12,204
Net decrease in time deposits in other financial institutions	-	3,000
Proceeds from sales of available for sale securities	20,483	29,537
Loans purchased	(30,015)	-
Net increase in loans	(169,379)	(141,302)
Purchases of premises and equipment	(11,984)	(6,097)
Net purchases of bank owned life insurance	(10,000)	(2,393)
Net cash used in investing activities	(157,503)	(135,895)

Financing activities:
Net (decrease) increase in demand, NOW and savings deposits	(74,966)	57,824
Net increase in certificates of deposit	244,362	76,527
Net decrease in other borrowings	(49,099)	(18,970)
Issuance of junior subordinated debentures	15,464	-
Payment of cash dividends	(2,249)	(1,354)
Issuance of shares pursuant to 401K and ESOP plans	-	300
Exercise of stock options	2,642	1,149
Tax benefits related to exercise of stock options	911	394
Net cash provided by financing activities	137,065	115,870

Net increase (decrease) in cash and cash equivalents	4,213	(1,143)

Cash and cash equivalents at beginning of period	91,581	57,819
Cash and cash equivalents at end of period	$95,794	$56,676

Supplemental disclosure of noncash investing and financing activities:
Interest rate floor unrealized loss, net of taxes	$(161)	$(177)
Interest paid	31,855	17,050
Income tax payments	8,150	5,275
Investment securities unrealized gain (loss), net of tax	$479	$(1,381)
See accompanying notes to consolidated financial statements

Capital Corp of the West
Notes to Consolidated Financial Statements
September 30, 2006 and December 31, 2005
(Unaudited)

GENERAL COMPANY

Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company's primary asset is the Bank and the Bank is the Company's primary source of income. As of November 1, 2006, the Company had outstanding 10,740,000 shares of Common Stock, no par value, held by approximately 2,500 shareholders. There were no preferred shares outstanding at November 1, 2006. The Company had one wholly-owned inactive nonbank subsidiary, Capital West Group (“CWG”) at September 30, 2006. The Bank has one wholly-owned active nonbank subsidiary, and one wholly-owned inactive nonbank subsidiary. The active subsidiary is Merced Area Investment & Development, Inc. (“MAID”), the inactive subsidiary is County Asset Advisors (“CAA”). All references herein to the Company includes direct subsidiaries of the Company as well as the Bank and the Bank's subsidiaries, unless the context otherwise requires.

GENERAL BANK

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is a member of the Federal Reserve System.

INDUSTRY AND MARKET AREA

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, Sacramento, San Francisco, San Joaquin, Santa Clara, Stanislaus, and Tuolomne counties. The Bank has twenty-five full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. There are offices in Atwater, Hilmar, Los Banos, Sonora, Stockton, two offices in Modesto and two offices in Turlock. In 1997, the Bank also opened an office in Madera and purchased three branch offices from Bank of America in Livingston, Dos Palos and Mariposa. During 1999, the Bank opened its first office in Fresno, and in 2000 expanded its presence in Fresno by adding an additional office. On January 18, 2001 the Bank opened a loan production office in San Francisco that during 2001 was converted into a full service branch. During 2003 and 2004, the Bank added one full service branch facility in Fresno each year. During 2005 the Bank opened a loan production office in Sacramento which was converted into a full service branch and opened a full service branch in Clovis. During 2006, the Bank added one full service branch facility in San Jose, Riverbank, and Clovis. The Bank’s administrative headquarters also provide accommodations for the activities of Bank's wholly-owned real estate subsidiaries.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at September 30, 2006 and December 31, 2005 and the results of operations for the three and nine month periods ended September 30, 2006 and 2005, and the statements of cash flows for the three and nine months ended September 30, 2006 and 2005 have been included therein. The interim results for the three and nine months ended September 30, 2006 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2005.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and nine month periods ended September 30, 2006 and 2005:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Basic EPS computation:
Net income	$5,829	$5,453	$17,640	$15,567
Average common shares outstanding	10,731	10,506	10,673	10,480
Basic EPS	$0.54	$0.52	$1.65	$1.49

Diluted EPS Computations:
Net income	$5,829	$5,453	$17,640	$15,567
Average common shares outstanding	10,731	10,506	10,673	10,480
Effect of stock options	239	342	274	329
	10,970	10,848	10,947	10,809
Diluted EPS	$0.53	$0.50	$1.61	$1.44

INTANGIBLE ASSETS

The Company has intangible assets consisting of core deposit premiums and goodwill. Core deposit premiums are amortized using an accelerated method over a period of ten years. Intangible assets related to goodwill have not been amortized after December 31, 2001 but are reviewed at least annually for potential impairment. During the third quarter of 2006, management determined there had been no impairment of goodwill. As of September 30, 2006 the Company had fully amortized core deposit premiums. As of December 31, 2005, the Company had unamortized core deposit premiums of $23,000. Amortization of core deposit premiums and other intangibles was $0 and $11,000 during the third quarter of 2006 and 2005. Core deposit premiums of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and the purchase of three branches from Bank of America in December, 1997, respectively.

BORROWED FUNDS

For the nine months ended September 30, 2006, the Company decreased other borrowings which were obtained primarily from the Federal Home Loan Bank and Pacific Coast Bankers’ Bank. The decrease in other borrowings totaled $49,099,000 for the nine months ended September 30, 2006. The Company increased its subordinated debentures outstanding from $16,496,000 to $31,960,000 or an increase of $15,464,000 for the nine months ended September 30, 2006. The additional subordinated debentures were issued primarily to improve liquidity and provide a long term financing source that qualifies as regulatory capital under existing regulations.

Share-Based Payment

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

On January 1, 2006, the Company began recording share-based payment expense in accordance with Statement of Financial Accounting Standards No. 123-R, Share-based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock option awards now includes quarterly amortization of the remaining unvested portion of stock options outstanding prior to January 1, 2006. Share-based payment expense was recorded as a non-cash expense increase in salaries and benefits expense, which had the effect of reducing net income, earnings per share, and diluted earnings per share. Share-based payment expense also had the effect of lowering income from continuing operations reported in the Consolidated Statement of Cash Flow for 2006. Under SFAS 123R, stock options are valued at fair value using an acceptable model. Share-based payment expense is recorded on a ratable basis in the period in which the stock option vests. The Company uses the Black-Scholes-Merton closed form model, an acceptable model under SFAS 123R, for estimating the fair value of stock options. For the valuation of stock options, the Company used the following assumptions: a risk free rate of 4.8%; a volatility rate of 26.89%; an expected dividend rate of 0.90%; and an expected term of 5.85 years for the quarter ended September 30, 2006 and a risk free rate of 4.66%; a volatility rate of 28.85%; an expected dividend rate of 0.75%; and an expected term of 5.91 years for the nine months ended September 30, 2006. For the valuation of stock options during the year ended December 31, 2005, the Company used the following assumptions: a risk free rate of 3.86%; a volatility rate of 30.46%; an expected dividend rate of 0.40%; and an expected term of 6.32 years.

Prior to January 1, 2006, the Company accounted for share-based payment expense using the intrinsic method, where the difference between the exercise price and the fair market value of the option on the date of grant is recognized as share-based payment expense.

Information as Reported in the Financial Statements

The following table presents the stock option compensation expense included in the Company’s Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2006:
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
(Dollars in thousands)
Stock option compensation expense	$131	$566
Tax benefit recorded related to stock option compensation expense	(9)	(37)
Decrease in net income	$122	$529
Effect on:
Net income per share - basic	$(0.01)	$(0.05)
Net income per share - diluted	$(0.01)	$(0.05)

Options activity during the first nine months of 2006 is as follows:
(Shares in thousands)	# of shares	Weighted-Average exercise price
Outstanding at January 1, 2006	752	$17.44
Options granted	115	$33.29
Options exercised	(163)	$15.00
Options forfeited	(9)	$32.84
Outstanding at September 30, 2006	695	$20.44
Exercisable at September 30, 2006	573	$17.74
Forfeited during the first nine months of 2006	9	$32.84

Options grants during the first nine months of 2006:
	September 30,
(Shares in thousands)	2006		2005
	# of shares	Weighted-Average fair value	# of shares	Weighted-Average fair value
Options granted	115	$11.15	169	$9.83

Option vesting activity that occurred during the first nine months of 2006:
(Shares in thousands)	# of shares	Weighted-Average fair value
Nonvested options at January 1, 2006	43	$10.60
Options granted	115	$11.15
Options vested	(27)	$11.15
Options forfeited	(9)	$10.60
Nonvested options at September 30, 2006	122	$10.97

Vested option summary information as of September 30, 2006 is as follows:
(Shares and dollars in thousands)	# of shares	Aggregate intrinsic value	Weighted-Average remaining contractual life	Weighted-Average exercise price
Vested options exercisable at September 30, 2006	573	$7,717	6.45	$17.74
Total options outstanding at September 30, 2006	695	$7,479	6.97	$20.44

The vesting schedule for each option holder’s stock option contract is identical to the exercise schedule for each option contract. The total intrinsic value of options exercised was $919,000 and $266,000 for the quarters ended September 30, 2006 and September 30, 2005. Intrinsic value is defined as positive difference between the current market price for the underlying stock and the strike price of an option. The exercise price must be less than the current market price of the underlying stock to have intrinsic value. The total fair value of shares vested was $566,000 and $947,000 for the nine months ended September 30, 2006 and 2005. Total future compensation expense related to nonvested awards was $1,082,000 with a weighted average period to be recognized of 2.45 years as of September 30, 2006. There are 2,570,308 shares authorized for grant under the Company’s stock option plan.

Information Calculated as if SFAS 123R had been adopted and the stock option valuation and share-based payment expense were included in prior period Financial Statements.

(Dollars in thousands except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$5,453	$15,567
Share-based payment expense	(228)	(947)
Tax benefit related to share-based payment expense	(3)	93
Net income, proforma	$5,222	$14,713

Basic earnings per share:
As reported	$0.52	$1.49
Pro forma	$0.49	$1.40

Diluted earnings per share:
As reported	$0.50	$1.44
Pro forma	$0.48	$1.36

Share-based payment expense, net of related tax effects, included in net income:
As reported	$-	$-
Pro forma	$231	$854

Share-based payment expense related to stock option activity was recorded at $566,000 for the nine months ended September 30, 2006 compared to $947,000 that would have been recorded for the nine months ended September 30, 2005. The $381,000 decrease is related to the November, 2005 action by the Board of Directors approving the accelerated vesting of all outstanding stock options at that time. The Board of Directors performed this action to mitigate the effect of the adoption of Financial Accounting Statement 123R. The Company received $3,553,000 and $1,543,000 in cash related to stock option exercises for the nine months ended September 30, 2006 and September 30, 2005. The Company recorded a tax benefit related to stock options of $911,000 and $394,000 for the nine months ended September 30, 2006 and September 30, 2005.

On November 29, 2005, the Company’s Board of Directors approved the 100% vesting of all existing unvested stock options outstanding. All the options affected had a positive intrinsic value, and were held by certain members of management and the Board of Directors. The Board took this action so that the Company would not be required to recognize equity compensation expense in the Consolidated Statements of Income and Comprehensive Income on the unvested portion of the stock options outstanding as of November 29, 2005. The unvested share-based payment expense related to this action was $2,409,000. During the three and nine months ended September 30, 2006, the additional amount of share-based payment expense that would have been recorded if the stock option vesting schedules had not been accelerated was $169,000 and $591,000, the tax benefit would have been $32,000 and $100,000, and net income would have been reduced by $134,000 and $491,000.

Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that management make a determination as to whether each tax position is more-likely-than-not to be sustained under tax authority examination, based on the technical merits of the position. If the more-likely-than-not threshold is met, management must measure the benefit of each position to determine the amount of benefit to recognize in the financial statements. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: (a) an increase in a liability for income taxes payable or a reduction in an income tax refund; (b) a reduction in a deferred tax asset or an increase in a deferred tax liability; or both. This interpretation is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this interpretation to have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Employers’ Fair Value Measurements” which defines and establishes a framework for measuring fair value used in FASB pronouncements that require or permit fair value measurement. This statement expands disclosures using fair value to measure assets and liabilities in interim and annual periods subsequent to the period of initial recognition. SFAS No. 157 is effective for financial statements issued for fiscal years after November 15, 2007, and interim periods within those years. Management does not expect the adoption of this statement to have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R” requires the recognition of the funded status of a defined benefit plan, and that gains or losses and prior service costs or credits that arise during the period that are not recognized as net period benefit expenses be recorded in other comprehensive income. In addition, benefit plan assets and obligations should generally be measured as of the fiscal year-end statement of financial position. Disclosure is required in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses. SFAS No. 158 is effective, for companies with publicly traded securities, for fiscal years ending after December 15, 2006. Management does not expect the adoption of this statement to have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108, “Quantifying Misstatements in Financial Statements” which outlined the approach the SEC believes should be used to quantify the misstatement of current year financial statements as a result of misstatements in prior year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management does not expect the adoption of this bulletin to have a material impact on the Company’s Consolidated Financial Statements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, “intends,” “plans,” “assumes,” “projects,” “predicts,” “forecasts,” and variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

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

Critical accounting policies and estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses and reserve for unfunded loan commitments, valuation of deferred income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates. (See caption “Allowance for Loan Losses” below in the current Form 10-Q and in the Company’s 2005 annual report for a more detailed discussion).

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

Results Of Operations

Three and Nine Months Ended September 30, 2006 Compared With Three and Nine Months Ended September 30, 2005

OVERVIEW

For the three and nine months ended September 30, 2006 the Company reported net income of $5,829,000 and $17,640,000. This compares to $5,453,000 and $15,567,000 for the same period in 2005 and represents an increase of $376,000 and $2,073,000 or 7% and 13%. Basic and diluted earnings per share were $0.54 and $0.53 for the three months ended September 30, 2006 and $1.65 and $1.61 for the nine months ended September 30, 2006. This compares to basic and diluted earnings per share of $0.52 and $0.50 for the three months ended September 30, 2005 and $1.49 and $1.44 for the nine months ended September 30, 2005. This was an increase of $0.02 per share for basic and $0.03 for diluted earnings per share for the three months ended September 30, 2006 and $0.16 for basic and $0.17 for diluted earnings per share for the nine months ended September 30, 2006. The annualized return on average assets was 1.29% and 1.33% for the three and nine months ended September 30, 2006 compared to 1.39% and 1.37% for the three and nine months ended September 30, 2005. The Company's annualized return on average equity of 17.05% and 17.91% for the three and nine months ended September 30, 2006 compared to 18.84% and 18.77% for the three and nine months ended September 30, 2005.

NET INTEREST INCOME

The Company's primary source of income is net interest income and is determined by the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. The following table illustrates the results and changes in interest income and interest expense for the three and nine months ended September 30, 2006 and September 30, 2005:
	For the three months ended September 30,			For the nine months ended September 30,
(Dollars in thousands)	2006	2005	Percent change	2006	2005	Percent change
Total interest income	$31,020	$23,487	32%	$89,073	$65,151	37%
Total interest expense	12,871	6,520	97%	33,090	17,243	92%
Net interest income	$18,149	$16,967	7%	$55,983	$47,908	17%

The following table illustrates the average balances affecting interest income and expense, and interest earned or paid on those balances on a tax adjusted basis for the periods indicated:
	For the three months ended September 30,			For the nine months ended September 30,
(Dollars in thousands)	2006	2005	Percent change	2006	2005	Percent change
Average interest earning assets	$1,674,083	$1,444,974	16%	$1,639,476	$1,397,244	17%
Average interest bearing liabilities	$1,384,793	$1,154,247	20%	$1,345,609	$1,120,036	20%
Average interest rate earned	7.42%	6.54%	13%	7.34%	6.32%	16%
Average interest rate paid	3.69%	2.24%	65%	3.29%	2.06%	60%
Net interest margin	4.37%	4.75%	(8)%	4.64%	4.67%	(1)%

The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in total interest income for the three and nine months ended September 30, 2006 was primarily the result of an increase in both the volume of interest-earning assets and the average interest rates earned. The increase in average interest earning assets during 2006 was made possible by increased asset generation from our existing branch network, the use of brokered time deposits, and the issuance of subordinated debt. The increase in interest rates earned during the three and nine months ended September 30, 2006 compared to the same period in 2005 was primarily the result of an increase in prevailing market interest rates. Short term interest rates have increased as Federal Reserve Board’s Open Market Committee continued to raise short term rates through June 2006. Interest expense is a function of the volume and rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. The increase in interest-bearing liabilities during the three and nine months of 2006 when compared to the same period in 2005 was primarily the result of an increase in internally generated and brokered certificates of deposit of $100,000 and over. Brokered deposits totaled $124,258,000 as of September 30, 2006 compared to $20,871,000 outstanding at December 31, 2005, or an increase of $103,387,000 during the first nine months of 2006. In addition to the increase in brokered deposits, the Bank made a concerted effort to retain savings deposits that were previously swept out to other institutions. This action allowed the Bank to retain $49,840,000 in savings deposits on ledger. The increase in interest rates paid during the three and nine months ended September 30, 2006 when compared to 2005 was primarily the result of an increase in prevailing interest rates and a change in the mix within the deposit portfolio. Time deposits accounted for 44% of the deposit portfolio as of September 30, 2006 compared to 32% as of December 31, 2005. The increase in the time deposit portfolio was coupled with declines in the demand, NOW, and savings portion of the deposit portfolio to increase the average interest rate paid on interest bearing liabilities. Customers moving funds to lock in higher certificate of deposit term rates coupled with the use of brokered time deposits were the primary reasons for the increased time deposits recorded.

Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. The Company's decrease in net interest margin in 2006 was primarily attributable to an increase of 141 and 128 basis points in the time deposit portfolio yield paid and an increase in average balances of $235,749,000 and $178,701,000 in the time deposit portfolio during the first three and nine months of 2006 compared to the same time period in 2005. Loans as a percentage of average interest-earning assets increased to 73% and 71% for the three and nine months ended September 30, 2006 compared with 70% and 68% for the three and nine months ended September 30, 2005. The increase in loans as a percentage on interest-earning assets is mainly attributable to increased loan production generated through our branch network. The loan growth occurred primarily in the secured and unsecured commercial loan segments of the portfolio. In addition the Bank recorded a reversal in interest income of $209,000 primarily relating to prior periods where excess interest was charged to certain loans. This matter combined with certain prior period unclaimed tax benefits associated with state housing tax credits (see “PROVISION FOR INCOME TAXES”) resulted in an inconsequential impact on any period including the current period. Management also believes that these two issues are individually inconsequential. Net interest income and the net interest margin are presented in the table on pages 18 and 19 on a taxable-equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on a 35% marginal tax rate.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS
	Three months ended			Three months ended
	September 30, 2006			September 30, 2005
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$7,613	100	5.21%	$2,101	$19	3.59%
Time deposits at other financial institutions	350	5	5.67	350	2	2.27
Taxable investment securities	337,085	3,959	4.66	338,311	3,474	4.07
Nontaxable investment securities	103,312	1,249	4.80	95,153	1,205	5.02
Loans, gross:	1,225,723	26,009	8.42	1,009,059	19,106	7.51
Total interest-earning assets	$1,674,083	$31,322	7.42	$1,444,974	$23,806	6.54
Allowance for loan losses	(14,868)			(13,968)
Cash and due from banks	43,274			46,720
Premises and equipment, net	37,647			25,860
Interest receivable and other assets	73,820			60,418
Total assets	$1,813,956			$1,564,004

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$197,546	$372	0.75	$180,577	$102	0.22
Savings deposits	333,695	2,259	2.69	371,188	1,406	1.50
Time deposits	666,501	7,507	4.47	430,752	3,321	3.06
Other borrowings	155,091	2,066	5.29	155,234	1,364	3.49
Subordinated Debentures	31,960	667	8.28	16,496	327	7.86
Total interest-bearing liabilities	1,384,793	12,871	3.69	1,154,247	6,520	2.24

Noninterest-bearing deposits	276,923			281,328
Accrued interest, taxes and other liabilities	15,471			12,660
Total liabilities	1,677,187			1,448,235

Total shareholders' equity	136,769			115,769
Total liabilities and shareholders' equity	$1,813,956			$1,564,004

Net interest income and margin		$18,451	4.37%		$17,286	4.75%

(1) Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $288,000 and $294,000 for the three months ended September 30, 2006 and 2005. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $14,000 and $25,000 for the three months ended September 30, 2006 and 2005.
(2) Amounts of interest earned included loan fees of $950,000 and $890,000 and loan costs of $152,000 and $103,000 for the three months ended September 30, 2006 and 2005, respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS
	Nine months ended			Nine months ended
	September 30, 2006			September 30, 2005
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$5,250	193	4.92%	$4,411	$91	2.76%
Time deposits at other financial institutions	350	14	5.35	855	17	2.66
Taxable investment securities	362,508	12,609	4.65	356,963	11,043	4.14
Nontaxable investment securities	102,481	3,756	4.90	87,993	3,344	5.08
Loans, gross:	1,168,887	73,440	8.40	947,022	51,572	7.28
Total interest-earning assets	$1,639,476	$90,012	7.34	$1,397,244	$66,067	6.32
Allowance for loan losses	(15,074)			(13,658)
Cash and due from banks	46,146			43,495
Premises and equipment, net	33,733			24,465
Interest receivable and other assets	69,644			59,095
Total assets	$1,773,925			$1,510,641

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$205,209	$1,038	0.68	$174,734	$160	0.12
Savings deposits	353,195	6,041	2.29	363,763	3,515	1.29
Time deposits	577,631	17,749	4.11	398,930	8,444	2.83
Other borrowings	187,414	6,856	4.89	166,113	4,152	3.34
Subordinated Debentures	22,160	1,407	8.49	16,496	972	7.88
Total interest-bearing liabilities	1,345,609	33,091	3.29	1,120,036	17,243	2.06

Noninterest-bearing deposits	281,828			268,343
Accrued interest, taxes and other liabilities	15,169			11,657
Total liabilities				1,400,036

Total shareholders' equity	131,319			110,605
Total liabilities and shareholders' equity	$1,773,925			$1,510,641

Net interest income and margin		$56,921	4.64%		$48,824	4.67%

(1) Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $879,000 and $819,000 for the nine months ended September 30, 2006 and 2005. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $60,000 and $97,000 for the nine months ended September 30, 2006 and 2005.
(2) Amounts of interest earned included loan fees of $2,805,000 and $2,457,000 and loan costs of $377,000 and $248,000 for the nine months ended September 30, 2006 and 2005, respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in average asset and liability balances (Volume) and changes in average interest rates (Rate) and the total net change in interest income and expenses. The changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Net Interest Income Variance Analysis:

	Three months ended
	September 30, 2006 compared to September 30, 2005
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold	$69	$12	$81
Time deposits at other financial institutions	-	3	3
Taxable investment securities	(12)	496	484
Tax-exempt investment securities	100	(56)	44
Loans	4,419	2,485	6,904
Total:	$4,576	$2,940	$7,516

Increase in interest expense:
Interest bearing demand	$10	$260	$270
Savings deposits	(152)	1,005	853
Time deposits	2,272	1,914	4,186
Other borrowings	(1)	703	702
Junior subordinated debentures	322	18	340
Total:	$2,451	$3,900	$6,351

Increase in net interest income	$2,125	$(960)	$1,165

	Nine months ended
	September 30, 2006 compared to September 30, 2005
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold	$20	$82	$102
Time deposits at other financial institutions	(5)	2	(3)
Taxable investment securities	174	1,391	1,565
Tax-exempt investment securities	452	(39)	413
Loans	13,204	8,664	21,868
Total:	$13,845	$10,100	$23,945

Increase in interest expense:
Interest bearing demand	$33	$845	$878
Savings deposits	(34)	2,560	2,526
Time deposits	4,633	4,672	9,305
Other borrowings	586	2,118	2,704
Junior subordinated debentures	355	80	435
Total:	$5,573	$10,275	$15,848

Increase in net interest income	$8,272	$(175)	$8,097

Net interest income changes that occurred due to volume / rate differences were allocated to volume and rate changes based on the relative change in each in comparison to the total.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $200,000 and $400,000 for the three and nine months ended September 30, 2006 compared with $1,035,000 and $1,356,000 for the three and nine months ended September 30, 2005, a decrease of $835,000 or 81% and $956,000 or 71%. See "Allowance for Loan Losses" elsewhere herein. As of September 30, 2006 the allowance for loan losses was $14,796,000 or 1.17% of total loans compared to $14,776,000 or 1.38% of total loans as of December 31, 2005. At September 30, 2006, nonperforming assets totaled $3,393,000 or 0.18% of total assets, nonperforming loans totaled $3,333,000 or 0.26% of total loans and the allowance for loan losses totaled 444% of nonperforming loans. At December 31, 2005, nonperforming assets totaled $1,960,000 or 0.11% of total assets, nonperforming loans totaled $1,900,000 or 0.18% of total loans and the allowance for loan losses totaled 778% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

NONINTEREST INCOME

Noninterest income increased by $490,000 or 18% to $3,156,000 and $1,535,000 or 20% to $9,210,000 for the three and nine months ended September 30, 2006 compared with $2,666,000 and $7,675,000 for the same period during 2005. Service charges on deposit accounts decreased by $4,000 or 1% to $1,550,000 and increased by $28,000 or 1% to $4,475,000 for the three and nine months ended September 30, 2006 compared with $1,554,000 and $4,447,000 for the same period in 2005. The increase in service charges on deposit accounts for the nine month period was primarily the result of increased fees associated with increased fees charged on rejected items. The decrease for the three month period is associated with lower activity in fee products related to the Company’s bill pay service. The increase of $366,000 and $966,000 for the three months and nine months ended September 30, 2006 in cash surrender value of life insurance policies was the result of a higher earnings rate and increased balances year over year. In the second quarter of 2006 the Company recognized a gain on the sale of securities of $622,000. The investment portfolio securities that were sold included approximately $6,917,000 in FHLMC preferred stock and $12,882,000 in an adjustable rate mutual fund. The FHLMC preferred stock was sold due to a recent increase in market value that was made possible by an increase in short term interest rates that occurred during the second quarter. The investment in the adjustable rate mutual fund was sold so that the sales proceeds could be reinvested in higher yielding investments. An increase in prepayments of mortgage notes purchased at a premium by the fund have had a detrimental effect on the Bank’s total return on this investment. There was no gain on the sale of securities recognized for the same time period in 2005 or for the third quarter of 2006. Other noninterest income increased by $438,000 or 55% and $689,000 or 28% for the three and nine month period ended September 30, 2006 when compared to the same period in 2005. The primary reason for the increase in other noninterest income is attributable to service fees associated with the addition of the asset based lending portfolio, in the first quarter of 2006, of $152,000 and $389,000, for the three and nine months ended September 30, 2006. In addition, the Bank recognized a $190,000 gain on the sale of other real estate owned and accrual of a $179,000 of a bank owned life insurance payment in the third quarter.

NONINTEREST EXPENSE

Noninterest expenses increased by $2,692,000 or 26% to $12,992,000 and $7,264,000 or 23% to $38,574,000 for the three and nine months ended September 30, 2006 compared with $10,300,000 and $31,310,000 for the same period in 2005. The primary components of noninterest expenses were salaries and employee benefits, premises and occupancy expenses, equipment expenses, professional fees, supplies expenses, marketing expenses, intangible amortization and other operating expenses.

For the three and nine months ended September 30, 2006, salaries and related expenses increased by $1,755,000 or 32% and $4,739,000 or 28% to $7,293,000 and $21,487,000. This compares to the $5,538,000 and $16,748,000 for the three and nine months ended September 30, 2005. The increase was primarily the result of normal salary progression, increased support staff used to support branch operations, the staffing of new branch offices, regulatory compliance support functions, and the recognition of share-based payment expense as part of salaries and related benefits expense in 2006 due to the adoption of SFAS No. 123R. Premises and occupancy expense increased by $217,000 or 18% and $610,000 or 19% to $1,422,000 and $3,866,000 for the three and nine months ended September 30, 2006. This compares to the $1,205,000 and $3,256,000 recorded for the same period in 2005. The primary reason for the increase in 2006 was related to the opening of new branch facilities opened and the remodeling of existing facilities. Equipment expenses increased by $61,000 or 6% and increased by $193,000 or 7% to $1,096,000 and $3,129,000 for the three and nine months ended September 30, 2006. This compares with the $1,035,000 and $2,936,000 recorded for the three and nine months ended September 30, 2005. The additional equipment expenses were primarily the result of branch and department equipment upgrades and purchases related to the opening of new branch offices. When comparing the results for the three and nine months ended September 30, 2006 to the same periods in September 30, 2005, professional fees increased by $60,000 or 14% for the three months and increased by $332,000 or 20% for the nine months, marketing expenses increased by $129,000 or 56% and $358,000 or 42%, supplies expenses increased by $1,000 or 1% and decreased by $32,000 or 4%, community support donations increased by $86,000 or 48% and $200,000 or 35%, intangible amortization expenses decreased by $11,000 due to being fully amoritized, and other noninterest expenses increased $394,000 or 27% and $875,000 or 20% from 2005 levels. The increase in marketing expense was primarily the result of increased advertising expenses related to branch support and loan and deposit gathering efforts. The decrease in supplies expenses in the nine month period was primarily related to decreased administrative supplies used at the customer support center. The increased other noninterest expenses were primarily the result of increased correspondent bank charges caused by increased activity, and increased communications costs which were attributable to the opening of new facilities. Noninterest expenses associated with branches opened since January 1, 2005 approximate $400,000 for third quarter of 2006 and $900,000 for the first nine months of 2006.

PROVISION FOR INCOME TAXES

The Company recorded a decrease in the provision for income taxes of $561,000 or 20% and an increase of $1,229,000 or 17% to $2,284,000 and $8,579,000 for the three and nine months ended September 30, 2006 compared to the $2,845,000 and $7,350,000 recorded for the same time period. During the three and nine months ended September 30, 2006, the Company recorded an effective tax rate of 28% and 33%. For the same time period in 2005, the Company recorded an effective tax rate of 34% and 32%. The receipt of $179,000 in the third quarter of 2006 and $539,000 in the first quarter of 2005 in nontaxable bank owned life insurance death benefits lowered the effective tax rate experienced in 2006 and 2005. In 2006, adjustments related to prior year unclaimed state housing tax credits in the amount of $187,000 lowered the effective tax rate for the three months ended September 30, 2006. This matter combined with certain prior period interest income reversals of interest income associated with excess interest being charged on certain loans (see “NET INTEREST INCOME”) resulted in an inconsequential impact on any period including the current period. Management also believes that these two issues are individually inconsequential. Excluding the bank owned life insurance death benefits and adjustments, the income tax rate for the first nine months of 2005 would have been 33%, compared to 34% for the same time period in 2006. This decrease in the nine month year over year income tax rate is primarily due to increased realized housing tax credit benefits partially offset by the nondeductibility of incentive stock option compensation expense recorded in conformity with SFAS No. 123R during 2006.

Financial Condition

Total assets at September 30, 2006 were $1,913,659,000, an increase of $156,903,000 or 9% compared with total assets of $1,756,756,000 at December 31, 2005. Net loans were $1,251,404,000 at September 30, 2006, an increase of $197,284,000 or 19% compared with net loans of $1,054,120,000 at December 31, 2005. Deposits were $1,573,896,000 at September 30, 2006, an increase of $169,396,000 or 12% compared with deposits of $1,404,500,000 at December 31, 2005. The increase in total assets of the Company between December 31, 2005 and September 30, 2006 was primarily funded by an increase in time deposit growth. Cash inflows generated from the increased deposits were primarily used to fund growth in the loan portfolio and to fund infrastructure expenditures related to branch expansion.

Total shareholders' equity was $142,073,000 at September 30, 2006, an increase of $19,828,000 or 16% from the $122,245,000 at December 31, 2005. The growth in shareholders’ equity between December 31, 2005 and September 30, 2006 was primarily achieved through the retention of accumulated earnings.

OFF-BALANCE SHEET COMMITMENTS

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	September 30,	December 31,
(In thousands)	2006	2005
Letters of credit	$8,219	$15,160
Commitments to extend credit	459,788	495,313
Total	$468,007	$510,473

As a financial services provider; we routinely commit to extend credit, including loan commitments, standby letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for our loans.

CASH VALUE OF LIFE INSURANCE

The Bank maintains certain cash surrender value life insurance policies to help offset some of the cost of employee benefit programs. They are also associated with a salary continuation plan for the Company's executive management and deferred retirement benefits for participating board members. These plans are informally linked with universal life insurance policies maintained by the Bank. Income from these policies is reflected in noninterest income. At September 30 2006, the Bank held $42,762,000 in cash surrender value life insurance, an increase of $10,966,000 from the $31,796,000 maintained at December 31, 2005. During the third quarter of 2006, the Company purchased an additional $10,000,000 in bank owned life insurance.

INVESTMENT IN HOUSING TAX CREDIT LIMITED PARTNERSHIPS

The Bank invests in housing tax credit limited partnerships to help meet the Bank’s Community Reinvestment Act low income housing investment requirements as well as to obtain federal and state income tax credits. These partnerships provide the funding for low-income housing projects that might not otherwise be created. The Bank had invested a total of $11,973,000 in these investments as of September 30, 2006 and $11,727,000 as of December 31, 2005.

INVESTMENT SECURITIES

At September 30, 2006 equity securities included $5,093,000 of preferred stock issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indexes ranging from the one year LIBOR interest rate to the five year U.S. Treasury rate. These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par. During the second quarter of 2006 the Company sold $5,908,000 of these securities at a pretax gain of $1,009,000.

The Company holds $2,531,000 of the common stock of Farmers and Merchants bank, a California based community bank. This investment decision was made based on management’s desire to invest in community banks that management believes have significant long-term appreciation potential. This purchase represents less than 1% of the outstanding shares of Farmers and Merchants bank at the time of purchase, and has been accounted for using the cost method.

INTEREST RATE FLOOR

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

The fair value and notional amounts for the cash flow hedge at September 30, 2006 and December 31, 2005 are presented below:
	September 30, 2006		December 31, 2005
(In thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Purchased option, interest rate floor	$438	$100,000	$743	$100,000

The decrease of $305,000 or 41% in the fair value of the interest rate floor between December 31, 2005 and September 30, 2006 was primarily the result of an increasing interest rate environment which caused a corresponding reduction in the probability that the Company will receive any future cash inflows related to this contract.

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

The following table summarizes nonperforming assets of the Company at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
(Dollars in thousands)
Nonaccrual loans	$3,333	$1,692
Accruing loans past due 90 days or more	-	208
Total nonperforming loans	3,333	1,900
Other real estate owned	60	60
Total nonperforming assets	$3,393	$1,960

Nonperforming loans to total loans	0.26%	0.18%
Nonperforming assets to total assets	0.18%	0.11%

During the first nine months of 2006, eight customers with loans that totaled $2,550,000 were placed on nonaccrual status, while four customers with loans that totaled approximately $633,000 were removed from nonaccrual status.

The increase in nonaccrual loans of $1,641,000 between September 30, 2006 and December 31, 2005 was primarily the result of individual customers with specific problems and not a degradation of overall credit quality.

Contractual accrued interest income on loans on nonaccrual status as of September 30, 2006 and 2005, which would have been recognized if the loans had been current in accordance with their original terms, was approximately $292,000 and $152,000, respectively.

At September 30, 2006, nonperforming assets represented 0.18% of total assets, an increase of 7 basis points when compared to the 0.11% at December 31, 2005. Nonperforming loans represented 0.26% of total loans at September 30, 2006, an increase of 8 basis points compared to the 0.18% at December 31, 2005. Nonperforming loans that were secured by first deeds of trust on real property were $1,209,000 and $1,684,000 at September 30, 2006 and December 31, 2005. The decrease in nonperforming loans that were secured by first deeds of trust on real property was primarily the result of the foreclosure and sale of property secured by a loan during the third quarter resulting in a gain realized from the sale of $190,000. Other forms of collateral such as inventory and equipment secured a portion of the nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

In May 2006, the Bank obtained two properties through foreclosure. During September 2006, one of these properties was sold.  At September 30, 2006 the Company had $60,000 invested in two real estate properties that were acquired through foreclosure. At December 31, 2005, the Company had $60,000 invested in one real estate property that was acquired through foreclosure. These properties were carried at the lower of their estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company expects to sell one of two properties within the next twelve month period. No assurance can be given that the Company will sell the properties during 2006 or at any time or for an amount that will be sufficient to recover the Company’s investment in these properties.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At September 30, 2006 and December 31, 2005, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at September 30, 2006 were $3,333,000 for which the Company made provisions to the allowance for loan losses of approximately $464,000.

Except for loans that are disclosed above, there were no assets as of September 30, 2006, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the scope and extent of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have yet been identified by the Bank’s credit officers.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 2006 and 2005, and for the year ended December 31, 2005.

	September 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Allowance for Loan Losses:
Balance at beginning of period	$14,776	$13,605	$13,605
Provision for loan losses	400	1,356	2,051
Charge-offs:
Commercial and agricultural	942	1,078	1,664
Real estate - mortgage	-	-	-
Consumer	319	240	318
Total charge-offs	1,261	1,318	1,982
Recoveries
Commercial and agricultural	763	783	903
Real-Estate - mortgage	-	-	-
Consumer	118	172	199
Total recoveries	881	955	1,102
Net charge-offs	380	363	880
Balance at end of period	$14,796	$14,598	$14,776

Loans outstanding at period-end	$1,266,200	$1,027,231	$1,068,896
Average loans outstanding	$1,168,887	$947,022	$968,492

Annualized net charge-offs to average loans	0.04%	0.05%	0.09%
Allowance for loan losses
To total loans	1.17%	1.42%	1.38%
To nonperforming loans	443.92%	711.75%	777.68%
To nonperforming assets	436.07%	691.52%	753.88%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded a provision for loan losses in the first nine months of 2006 of $400,000 compared with $1,356,000 in the same period of 2005. The decrease was related to the overall improvement in the credit risks associated with the Bank’s individual credit relationships during the first nine months of 2006 when compared to the same period in 2005. The Company had net chargeoffs of $380,000 for the nine months ended September 30, 2006 compared with net charge-offs of $363,000 for the same nine months in 2005. The increased chargeoffs occurred primarily within the consumer segment of the loan portfolio.

As of September 30, 2006, the allowance for loan losses was $14,796,000 or 1.17% of total loans outstanding, compared with $14,776,000 or 1.38% of total loans outstanding as of December 31, 2005 and $14,598,000 or 1.42% of total loans outstanding as of September 30, 2005.

During the third quarter of 2006, the Company enhanced its methodology used to compute the adequacy of the Allowance for Loan Losses. Prior to the third quarter 2006, the Company utilized regulatory guidance as a measuring metric to determine the level of reserve for loan losses required.

In the third quarter of 2006, management completed their data collection and historical loss calculations, and began using documented historical loss experience by loan type to develop a statistically relevant model to reserve for inherent losses in the loan portfolio. This new methodology resulted in a reserve that was materially the equivalent of the figure developed under the prior method. There was no provision adjustment recorded relevant to this enhancement in methodology.

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

OTHER ASSETS

At September 30, 2006, the Company recorded a balance in other assets of $29,296,000 and $32,281,000 at December 31, 2005. The majority of the balance in other assets was primarily due to a $13,332,000 and $16,296,000 loan participation funding receivable at September 30, 2006 and December 31, 2005. During October 2006 and January 2006, the respectively, funding receivables were collected from the participating banks.

RESERVE FOR UNFUNDED LENDING COMMITMENTS

The reserve for unfunded lending commitments included in other liabilities at September 30, 2006 and 2005, and December 31, 2005, is presented below:
	September 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Balance at the beginning of period	$717	$679	$679
Provision for credit losses	(7)	24	38
Balance at the end of period	$710	$703	$717

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, time deposits at other financial institutions, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $337,070,000 and $410,086,000 on September 30, 2006 and December 31, 2005, respectively, and constituted 18% and 23% of total assets on both those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total pledged securities were $274,508,000 at September 30, 2006 compared with $452,337,000 at December 31, 2005.

Although the Company's primary sources of liquidity include liquid assets and our deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Banker’s Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $233,292,000 of which $48,400,000 was outstanding as of September 30, 2006 and $260,684,000 of which $93,384,000 was outstanding as of December 31, 2005. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

CAPITAL RESOURCES

Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company's shareholders' equity increased by $19,828,000 or 16% from December 31, 2005 to September 30, 2006. This increase was achieved through the retention of accumulated earnings and the exercise of stock options.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements. Management believes, as of September 30, 2006, that the Company and the Bank met all applicable capital requirements. The Company’s leverage capital ratio at September 30, 2006 was 9.60% as compared with 8.57% as of December 31, 2005. The Company’s total risk based capital ratio at September 30, 2006 was 11.91% as compared to 11.13% as of December 31, 2005.

In the opinion of management, the Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of September 30, 2006 and are summarized as follows:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$189,549	11.91%	$127,335	8.0%	$159,169	10.0%
Tier 1 capital (to risk weighted assets)	173,938	10.93	63,668	4.0	95,501	6.0
Leverage ratio(1)	173,938	9.60	72,502	4.0	90,628	5.0
The Bank:
Total capital (to risk weighted assets)	$162,680	10.27%	$126,760	8.0%	$158,450	10.0%
Tier 1 capital (to risk weighted assets)	147,069	9.28	63,380	4.0	95,070	6.0
Leverage ratio(1)	147,069	8.14	72,229	4.0	90,287	5.0
(1) The leverage ratio consists of Tier 1 capital divided by adjusted quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of December 31, 2005 and were summarized as follows:

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

DEPOSITS

Deposits are the Company's primary source of funds. At September 30, 2006, the Company had a deposit mix of 26% in savings deposits, 44% in time deposits, 13% in interest-bearing checking accounts and 17% in noninterest-bearing demand accounts. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts time deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At September 30, 2006, the Company had brokered deposits of $124,258,000. At December 31, 2005, the Company’s brokered deposits totaled $20,861,000. The increase in brokered deposits during the first nine months of 2006 was related to loan funding requirements. The Bank has a policy target for brokered deposits of no more than 15% of the Bank’s asset base. Brokered deposits did not exceed the policy limit as of September 30, 2006. The Bank increased its policy limit to 15 percent for 7 percent of assets in the third quarter. This policy change reflects management’s belief that the risks related to this higher level of brokered deposits are manageable, and the liquidity provided by them is a valuable source of cash inflows that is available for making investments or paying down borrowings.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2006 and December 31, 2005 are summarized as follows:
(Dollars in thousands)	September 30, 2006	December 31, 2005
Three months or less	$145,133	$106,874
Over three to six months	134,287	24,365
Over six to twelve months	111,404	39,005
Over twelve months	21,717	64,781
Total	$412,541	$235,025

Federal Funds Purchased and Other Borrowed Funds

The total of federal funds purchased and other borrowed funds decreased by $49,099,000 or 24% to $152,629,000 at September 30, 2006 compared to the $201,728,000 outstanding at December 31, 2005. Other borrowed funds have decreased primarily by the repayment of obligations obtained from maturities that occurred within the Company’s investment portfolio and the issuance of a $15,464,000 subordinated debenture, decreasing the need for other borrowings.

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

Return on Equity and Assets

	Nine Months Ended September 30,		Three Months Ended September 30,	Year ended December 31
	2006	2005	2006	2005
Annualized return on average assets	1.33%	1.37%	1.29%	1.36%
Annualized return on average equity	17.91%	18.77%	17.05%	18.54%
Average equity to average assets	7.40%	7.32%	7.54%	7.34%
Dividend payout ratio	12.73%	10.07%	14.79%	9.00%

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

It is the opinion of management there has been no material change in the Company’s market risk during the first nine months of 2006 when compared to the level of market risk at December 31, 2005. If interest rates were to suddenly and materially fall from levels experienced during the first nine months of 2006, the Company could become susceptible to an increased level of market risk.

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

The Bank was subject to one lawsuit where the legal costs incurred by the Bank have totaled over $250,000, the amount of the Company’s insurance deductible. During the month of July 2006, a settlement agreement was executed related to this lawsuit. The settlement was funded by the Bank’s insurance carrier and was settled to the mutual satisfaction of the parties.

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

CAPITAL CORP OF THE WEST
(Registrant)

Date: November 9, 2006	By /s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: November 9, 2006	By /s/ David A. Heaberlin
David A. Heaberlin
Chief Financial Officer/Treasurer

Exhibit Index

Exhibit	Description
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350