Form 10-K
period 2006-12-31
CAPITAL CORP OF THE WEST
filed 2007-03-16
CIK 1004740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ________

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
550 West Main Street, Merced, California	95340
(Address of principal executive offices)	(Zip Code)
(209) 725-2269
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, no par value	Nasdaq
Preferred Share Purchase Rights	Nasdaq

Securities registered under Section 12(g) of the Act (Title of Class):

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) . Yes ☐ No ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant was $286,791,936.00 (based on the $32.00 closing price per common share on June 30, 2006).

The number of shares outstanding of the Registrant's common stock, no par value, as of February 1, 2007 was 10,776,744.

Documents incorporated by reference:
Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

Capital Corp of the West

Page	Reference
PART I
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.	25
ITEM 6.	SELECTED FINANCIAL DATA	27
PART III
PART IV

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements and information is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition to historical information, this Annual Report on Form 10-K includes certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, “intends”, “plans”, “assumes”, “projects”, “predicts”, “forecasts”, variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

Readers of the Company’s Annual Report on Form 10-K should not rely solely on forward looking statements and should consider all uncertainties and risks throughout this report, including but not limited to those discussed under ITEM 1A. - RISK FACTORS and ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-“Critical Accounting Policies and Estimates”. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; or decisions to sell or buy participations of loans; the quality and adequacy of management of the borrower; developments in the industry the borrower is involved in; product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and loan loss provision expense can be affected by local, regional and international economic and market conditions; concentrations of borrowers; industries; products and geographical conditions; the mix of the loan portfolio; and management’s judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company. The Company is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, and deposits. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation and state regulators, whose policies and regulations affect the Company’s results.

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

General Development of the Company

General

Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. The Company at December 31, 2006 has total assets of $1.96 billion and total shareholders’ equity of $147.6 million. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company's primary asset is the Bank and the Bank is the Company's primary source of income. As of February 1, 2007, the Company had outstanding 10,776,744 shares of Common Stock, no par value, held by approximately 1,700 shareholders. There were no preferred shares outstanding at February 1, 2007. The Company has one wholly-owned inactive non-bank subsidiary, Capital West Group (“CWG”). The Bank has three wholly-owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”) a real estate company, County Asset Advisors (“CAA”) and County Investment Trust (“REIT”), which was liquidated in 2006. CAA and REIT are currently inactive, and MAID has limited operations serving as the owner of certain bank properties. All references herein to the Company includes all subsidiaries of the Company, the Bank and the Bank's subsidiaries, unless the context otherwise requires. The Company is also the parent of County Statutory Trust I, County Statutory Trust II, and County Statutory Trust III, which are all trust subsidiaries established to facilitate the issuance of trust preferred securities.

Information about Commercial Banking & General Business of the Company and its Subsidiaries

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is a member of the Federal Reserve System and a member of the Federal Home Loan Bank.

Industry & Market Area

The Bank engages in general commercial banking business primarily in Fresno, Madera, Mariposa, Merced, Sacramento, San Francisco, San Joaquin, Stanislaus, Santa Clara, Tuolomne counties, and nearby communities. The Bank has twenty-six full service branch offices; two of which are located in Merced with the branch located in downtown Merced currently serving as both a branch and as administrative headquarters. The Bank’s administrative headquarters also provides accommodations for the activities of MAID, the Bank's wholly-owned real estate subsidiary. For further information on branch operations see Item 2. - Properties.

Competition

The Company's primary market area consists of Fresno, Madera, Mariposa, Merced, Sacramento, San Francisco, San Joaquin, Stanislaus, Santa Clara, and Tuolumne counties and nearby communities. The banking business in California generally, and specifically in the Company's primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international and securities brokerage services) which are not offered directly by the Company or through its correspondent banks. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

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
As reported by the FDIC as of June 30, 2006, the Bank had the following market share of total deposits held by FDIC insured depository institutions in the indicated counties of California:

County	% market share
Merced	43.5
Mariposa	46.0
Fresno	1.6
Stanislaus	4.8
Madera	4.0
Tuolumne	3.7
San Joaquin	0.09
Sacramento	0.08
San Francisco	0.06

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

The five general areas in which the Bank has directed its lendable assets are (i)Real Estate Mortgage Loans, (ii) Commercial Loans, (iii)Agricultural Loans, (iv)Real Estate Construction Loans, and (v)Consumer Loans. As of December 31, 2006, these five categories accounted for approximately 44%, 26%, 7%, 15% and 8%, respectively, of the Bank's loan portfolio.

In 1994, the Bank organized a department to originate loans within the underwriting standards of the Small Business Administration ("SBA"). The Bank originates, packages, and subsequently sells these loans in the secondary market and retains servicing rights on these loans.

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

The principal sources of the Bank's revenues are (i) interest and fees on loans, (ii) interest on investment securities (principally U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal and corporate bonds), and (iii) service charges on deposit accounts and other non-interest income. For the year ended December 31, 2006, these sources comprised approximately 75%, 16%, and 9% respectively, of the Bank's total interest and non-interest income.

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

Federal law now precludes banks from engaging in real estate development. At December 31, 2006, MAID held no real estate investments for sale. The last remaining real estate parcel held by MAID was sold during 2000. MAID does not currently intend to purchase or develop any new investment properties for sale or lease. During 2006, MAID owned, operated, and maintained the County Bank Merced downtown branch and County Bank administration building. MAID may only serve as owner for additional branch premise properties in the future. The state regulatory charter for MAID was changed in 2001 to only allow MAID to invest in additional branch premises property.

County Investment Trust (REIT)

The County Investment Trust was a real estate investment trust that invested in loan participations serviced by the Bank. The REIT provided the Bank with another vehicle in which business might be conducted and equity capital could be raised. While the Bank owns 100% of the common equity of the REIT, approximately 120 officers and employees of the Bank owned a minority interest in the REIT in the aggregate amount of $31,000. During the second quarter of 2006 it was determined the REIT was no longer adding value to the Company and it was liquidated.

Employees

As of December 31, 2006, the Company employed a total of 421 full-time equivalent employees. The Company believes that employee relations are excellent.

Seasonal Trends in the Company's Business

Although the Company does experience some seasonal fluctuations in deposit growth and funding of its agricultural and construction loan portfolios, in general the Company's business is not seasonal.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Employers’ Fair Value Measurements” which defines and establishes a framework for measuring fair value used in FASB pronouncements that require or permit fair value measurement. This statement expands disclosures using fair value to measure assets and liabilities in interim and annual periods subsequent to the period of initial recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Management does not expect the adoption of this statement to have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R” requires the recognition of the funded status of a defined benefit plan, and that gains or losses and prior service costs or credits that arise during the period that are not recognized as net period benefit expenses be recorded in other comprehensive income. In addition, benefit plan assets and obligations should generally be measured as of the fiscal year-end statement of financial position. Disclosure is required in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses. SFAS No. 158 is effective, for companies with publicly traded securities, for fiscal years ending after December 15, 2006. The adoption of this statement did not have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued by the Company after November 15, 2006. The implementation of this bulletin did not have a significant impact on the Company's consolidated financial statements for the year ended December 31, 2006

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option”. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact the adoption of SFAS 159 will have on its financial position and results of operations.

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
The operations of bank holding companies and their subsidiaries are affected by the regulatory oversight and the credit and monetary policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement its objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The credit and monetary policies of the FRB will continue to have a significant effect on the Bank and on the Company.
Set forth below is a summary of significant statutes, regulations and policies that apply to the operation of banking institutions. This summary is qualified in its entirety by reference to the full text of such statutes, regulations and policies.

BANK HOLDING COMPANY ACT

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, Capital Corp of the West is subject to examination by the FRB. Pursuant to the BHCA, Capital Corp of the West is also subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries. It may, of course, manage or control banks. Generally, however, it is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in non-banking activities, unless the FRB finds such activities to be "so closely related to banking" as to be deemed "a proper incident thereto" within the meaning of the BHCA. As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for “well managed” companies, prior written notice to) the FRB.

The BHCA includes minimum capital requirements for bank holding companies. See the section titled “Regulation and Supervision - Regulatory Capital Requirements”. Regulations and policies of the FRB also require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and that it should maintain the financial flexibility and capital-raising capacity needed to obtain additional resources for assisting the subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

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

DIVIDENDS

The Company may make a distribution to its shareholders if it’s retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, the Company may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the Company's assets equal at least 125% of its liabilities and certain other conditions are met. Since the 125% ratio translates into a minimum capital ratio of 20%, most bank holding companies, including the Company, based on its current capital ratios, are unable to satisfy this second test.

The primary source of funds for payment of dividends by the Company to its shareholders is the receipt of dividends and management fees from the Bank. The Bank’s ability to pay dividends to the Company is limited by applicable state and federal law. A California state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, with the approval of the DFI, a California state-licensed bank may pay dividends in an amount not to exceed the greater of (i) the bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year.

The FRB, FDIC and the DFI have authority to prohibit a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of the Bank and upon other factors, the FRB or the DFI could determine that payment of dividends or other payments by the Bank might constitute an unsafe or unsound practice. Finally, any dividend that would cause a bank’s capital to fall below required regulatory capital levels could also be prohibited.

REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are both required to maintain a minimum risk-based capital ratio of 8% (at least 4% in the form of Tier 1 capital) of risk-weighted assets and off-balance sheet items. "Tier 1" capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, and excludes goodwill. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatorily convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves. In calculating the relevant ratio, a bank's assets and off-balance sheet commitments are risk-weighted; thus, for example, loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for inter-bank obligations, and 0% for vault cash and U.S. Government securities).

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

Federal regulation has established five tiers of capital measurement, ranging from "well capitalized" to "critically undercapitalized." Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks. If a bank does not meet the minimum capital requirements set by its regulators, the regulators are compelled to take certain actions, which may include a prohibition on the payment of dividends to a parent holding company and requiring adoption of an acceptable plan to restore capital to an acceptable level. Failure to comply will result in further sanctions, which may include orders to raise capital, merge with another institution, restrict transactions with affiliates, limit asset growth or reduce asset size, divest certain investments and /or elect new directors. It is the Company’s intention to maintain risk-based capital ratios for itself and for the Bank at above the minimum for the "well capitalized" level (6% Tier 1 risk-based; 10% total risk-based) and to maintain the leverage capital ratio for County Bank above the 5% minimum for "well-capitalized" banks. At December 31, 2006, the Company's leverage, Tier 1 risk-based and total risk-based capital ratios were 9.33%, 11.52% and 12.49%, and the Bank's leverage, Tier 1 risk-based and total risk-based capital ratios were 7.98%, 9.86% and 10.83%. No assurance can be given that the Company or the Bank will be able to maintain capital ratios in the "well capitalized" level in the future.

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

An undercapitalized institution is required to submit an acceptable capital restoration plan to its primary federal bank regulatory agency. The plan must specify (a) the steps the institution will take to become adequately capitalized, (b) the capital levels to be attained each year, (c) how the institution will comply with any regulatory sanctions then in effect against the institution and (d) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan “is based on realistic assumptions, and is likely to succeed in restoring the institution’s capital” and “would not appreciably increase the risk . . . to which the institution is exposed.” A requisite element of an acceptable capital restoration plan for an undercapitalized institution is a guaranty by its parent holding company that the institution will comply with the capital restoration plan. Liability with respect to this guaranty is limited to the lesser of (i) 5% of the institution’s assets at the time when it becomes undercapitalized or (ii) the amount necessary to bring the institution into capital compliance with applicable capital standards as of the time when the institution fails to comply with the plan. The guaranty liability is limited to companies controlling the undercapitalized institution and does not affect other affiliates. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment over the claims of other creditors, including the holders of the company’s long-term debt.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized, or that is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed by regulation or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency, to take one or more of the following actions: (a) sell enough shares, including voting shares, to become adequately capitalized; (b) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (c) restrict specified transactions with banking affiliates as if the “sister bank” exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (d) otherwise restrict transactions with bank or non-bank affiliates; (e) restrict interest rates that the institution pays on deposits to “prevailing rates” in the institution’s “region”; (f) restrict asset growth or reduce total assets; (g) alter, reduce or terminate activities; (h) hold a new election of directors; (i) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the agency must comply with procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (j) employ “qualified” senior executive officers; (k) cease accepting deposits from correspondent depository institutions; (l) divest non-depository affiliates which pose a danger to the institution; (m) be divested by a parent holding company; and (n) take any other action which the agency determines would better carry out the purposes of the prompt corrective action provisions.

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

ACQUISITIONS OF CONTROL

Under applicable federal and state laws, it is unlawful for a person to purchase or otherwise acquire beneficial ownership of shares of common or preferred stock of the Bank, without the prior approval of the DFI and a notice of non-disapproval from the FDIC, if the acquisition would give the person, or any group of persons acting together (a “Group”), control of the Bank. The applicable government regulations defined “control” for these purposes to mean the direct or indirect power (i) to vote 25% or more of the Bank’s outstanding shares, or (ii) to direct or cause the direction of the management and policies of the Bank, whether through ownership of voting securities, by contract or otherwise; provided that no individual will be deemed to control the Bank solely on accord of being a director, officer or employee of the Bank. Persons who directly or indirectly own or control 10% or more of a Bank’s outstanding shares are presumed to control the bank.

CONSUMER LAWS AND REGULATIONS

The Bank must also comply with consumer laws and regulations that are designed to protect consumers in transactions with banks and the privacy of consumers. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing regulatory compliance and customer relations efforts.

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

The Community Development Act of 1992 amending the Federal Deposit Insurance Act required the agencies to prescribe standards prohibiting as an unsafe and unsound practice the payment of excessive compensation that could result in material financial loss to an institution, and to specify when compensation, fees or benefits become excessive. The Guidelines characterize compensation as excessive if it is unreasonable or disproportionate to the services actually performed by the executive officer, employee, director or principal shareholder being compensated.

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

Although meant to be flexible, an institution that falls short of the Guidelines’ standards may be requested to submit a compliance plan or be subjected to regulatory enforcement actions. Generally, the federal banking agencies will request a compliance plan if an institution’s failure to meet one or more of the standards is of sufficient severity to threaten the safe and sound operation of the institution. An institution must file a compliance plan within 30 days of request by its primary federal regulator, which is the FRB in the case of the Bank. The Guidelines provide for prior notice of and an opportunity to respond to the agency’s proposed order. An enforcement action may be commenced if, after being notified that it is in violation of a safety and soundness standard, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted plan. The Federal Deposit Insurance Act provides the agencies with a wide range of enforcement powers. An agency may, for example, obtain an enforceable cease and desist order in the United States District Court, or may assess civil money penalties against an institution or its affiliated parties.

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

LIMITATIONS ON ACTIVITIES

FDICIA prohibits state chartered banks and their subsidiaries from engaging, as principal, in activities not permissible by national banks and their subsidiaries, unless the bank’s primary federal regulator determines the activity poses no significant risk to the deposit insurance fund (“DIF”) and the state bank is and continues to be adequately capitalized. Similarly, state bank subsidiaries may not engage, as principal, in activities impermissible by subsidiaries of national banks. This prohibition extends to acquiring or retaining any investment, including those that would otherwise be permissible under California law.

The State Bank Parity Act, eliminates certain disparities between California state chartered banks and federally chartered national banks by authorizing the DFI to address such disparities through a streamlined rulemaking process. The DFI has taken action pursuant to the Parity Act to authorize, among other matters, previously impermissible share repurchases by state banks, subject to the prior approval of the DFI.

Under regulations of the Office of the Comptroller of the Currency (“OCC”) eligible institutions (those national banks that are well-capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. In determining whether to permit the subsidiary to engage in the activity, the OCC will evaluate why the bank itself is not permitted to engage in the activity and whether a Congressional purpose will be frustrated if the OCC permits the subsidiary to engage in the activity. The State Bank Parity Act may permit state-licensed banks to engage in similar activities, subject to the discretion of the DFI.

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

INSURANCE PREMIUMS AND ASSESSMENTS

The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 amended the insurance of deposits by the FDIC and collection of assessments from insured depository institutions for deposit insurance. The new laws provide for the following changes:
•	Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.
•
Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

•	Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).
•	Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.
1.	If the reserve ratio falls below 1.15 percent—or is expected to within 6 months—the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within 5 years.
2.
If the reserve ratio exceeds 1.35 percent, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35 percent, unless the FDIC Board, considering statutory factors, suspends the dividends.

3.	If the reserve ratio exceeds 1.5 percent, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.5 percent.
•
Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•	Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions' past contributions to the fund.

In December 2006 the FDIC issued amended rules intended to make the deposit insurance assessment system react more quickly and more accurately to changes in institutions' risk profiles, create a new system for risk-based assessments, and set assessment rates for the period beginning January 1, 2007.  Among other things the amendments provide that (i) deposit insurance assessment will be collected for one quarter at the end of the next quarter, (ii) an existing institution with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 will have its assessment base determined using average daily balances, (iii) the float deduction previously used to determine the assessment base is eliminated, (iv) the nine assessment rate categories that were used previously were consolidated into four new categories, and (v) the designated reserve ratio is being maintained at 1.25 percent, subject to annual review.  The amended rules also establish that effective January 1, 2007 the assessment rates will range from 5 to 7 basis points for Risk Category I institutions and will be 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions.  The Bank is classified as a Risk Category I institution.

AUDIT REQUIREMENTS

All insured depository institutions are required to have an annual, full-scope on-site examination. Depository institutions with assets greater than $500 million are required to have annual audits performed by an independent certified public accounting firm, prepare financial statements in accordance with generally accepted accounting principles, and develop policies that ensure adequate internal controls over financial reporting. Insured depository institutions are also required to have an independent audit committee comprised entirely of outside directors.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act (“CRA”) regulations, the federal banking agencies determine a bank’s CRA rating by evaluating its performance on lending, service and investment tests, with the lending test being the most important. The tests are applied in an “assessment context” that is developed by the agency for the particular institution. The assessment context takes into account demographic data about the community, the community’s characteristics and needs, the institution’s capacities and constraints, the institution’s product offerings and business strategy, the institution’s prior performance, and data on similarly situated lenders. Since the assessment context for each bank is developed by the bank regulatory agencies, a particular bank does not know until it is examined whether its CRA programs and efforts have been sufficient.

Institutions, like the Bank, with $250 million or more in assets are required to compile and report data on their lending activities to measure the performance of their loan portfolio. Some of this data is already required under other laws, such as the Equal Credit Opportunity Act. Institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. A strategic plan must be submitted to the institution’s regulator three months before its effective date and must be published for public comment.

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

INTERSTATE BANKING

Bank holding companies (including bank holding companies that also are financial holding companies) are required to obtain the prior approval of the FRB before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act eliminated many of the barriers that separated the insurance, securities and banking industries since the Great Depression. The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area.

The major provisions of the Gramm-Leach-Bliley Act are:

Financial Holding Companies and Financial Activities. Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company.

Activities permissible for financial subsidiaries of national banks include, but are not limited to, the following: (a) Lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) Insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for purposes of the foregoing, in any State; (c) Providing financial, investment, or economic advisory services, including advising an investment company; (d) Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) Underwriting, dealing in, or making a market in securities.

Securities Activities. Title II narrows the exemptions from the securities laws previously enjoyed by banks.

Insurance Activities. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks, and bars the states from prohibiting insurance activities by depository institutions.

Privacy. Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Under the rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

Safeguarding Confidential Customer information. Under Title V, federal banking regulators were required to adopt rules requiring financial institutions to implement a program to protect confidential customer information, and the federal banking agencies have adopted guidelines requiring financial institutions to establish an information security program.

Community Reinvestment Act Sunshine Requirements. The federal banking agencies have adopted regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. The Bank is not a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

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

The SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the public company auditing profession, and to state corporate law, such as the relationship between a board of directors and management and a board of directors and its committees.

The SOX addresses, among other matters: audit committees for all reporting companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on trading by officers and directors trading during certain black out periods under employee benefit plans; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for Form 4’s; disclosure of a code of ethics and filing of a Form 8-K for a change or waiver of such code; “real time” filing of issuers’ periodic reports; the formation of a public company accounting oversight board; auditor independence; and various increased criminal penalties for violation of securities laws. The SEC has adopted a number of rules designed to implement the provisions of the SOX.

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

Regulation W generally excludes all non-bank subsidiaries of the banks from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates.

Concurrent with the adoption of Regulation W, the FRB has proposed a regulation that would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

THE MONEY LAUNDERING CONTROL ACT

The Money Laundering Control Act of 1986 provides sanctions for the failure to report high levels of cash deposits to non-bank financial institutions. Federal banking regulators possess the power to revoke the charter or appoint a conservator for any institution convicted of money laundering. Offending state-chartered banks could lose their federal deposit insurance, and bank officers could face lifetime bans from working in financial institutions. The Community Development Act, which includes a number of provisions that amend the Bank Secrecy Act, allows the Secretary of the Treasury to exempt specified currency transactions from reporting requirements and permits the federal bank regulatory agencies to impose civil money penalties on banks for violations of the currency transaction reporting requirements.

THE FAIR CREDIT REPORTING ACT

The Fair Credit Reporting Act (the “FCRA”) was adopted to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers, and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.

RECENT LEGISLATION

The FDIC finalized its interim final rule, with changes, that amended its deposit insurance regulations to implement applicable revisions to the Federal Deposit Insurance Act made by the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005. The final rule provides for consideration of inflation adjustments to increase the current standard maximum deposit insurance amount of $100,000 on a five-year cycle beginning in 2010; increases the deposit insurance limit for certain retirement accounts from $100,000 to $250,000, also subject to inflation adjustments; and provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits. The final rule is effective on October 12, 2006.

The Board of Governors of the Federal Reserve System amended Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation, which interprets the requirements of Regulation E to become effective on July 1, 2006. The final rule provides that Regulation E covers payroll card accounts that are established directly or indirectly through an employer, and to which transfers of the consumer's salary, wages, or other employee compensation are made on a recurring basis. The final rule also provides financial institutions with an alternative to providing periodic statements for payroll card accounts if they make account information available to consumers by specified means.

The federal financial regulatory agencies in September 2006 issued final guidance to address the risks posed by nontraditional residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including "interest-only" mortgages and "payment option" adjustable-rate mortgages. These products allow borrowers to exchange lower payments during an initial period for higher payments later. The lack of principal amortization and the potential for negative amortization and features that compound risks (such as no document loans and simultaneous second mortgages) elevate the concern of the federal banking agencies for nontraditional mortgage products. The guidelines require depository institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower's repayment capacity, to recognize that many nontraditional mortgage loans, particularly when they have risk-layering features, are untested in a stressed environment. The guidelines also express the need for depository institutions to have strong risk management standards, capital levels commensurate with the risk, an allowance for loan and lease losses that reflects the collectibility of the portfolio, and the need to make sure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice.

The federal financial regulatory agencies in December 2006 issued a new interagency policy statement on the allowance for loan and lease losses (ALLL) along with supplemental frequently asked questions. The policy statement revises and replaces a 1993 policy statement on the ALLL. The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions. The policy statement has also been revised to conform with generally accepted accounting principles (GAAP) and post-1993 supervisory guidance. The 1993 policy statement described the responsibilities of the boards of directors, management, and banking examiners regarding the ALLL; factors to be considered in the estimation of the ALLL; and the objectives and elements of an effective loan review system, including a sound credit grading system. The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

The policy statement also restates that insured depository institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio, and that estimates of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. The policy statement states that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate.

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation in December 2006 issued final guidance on sound risk management practices for concentrations in commercial real estate lending. The agencies observed that the commercial real estate is an area in which some banks are becoming increasingly concentrated, especially with small- to medium- sized banks that face strong competition in their other business lines. The agencies support banks serving a vital role in their communities by supplying credit for business and real estate development. However, the agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny, but such criteria are not limits on commercial real estate lending.

In California, effective January 1, 2007, a new law Financial Code Section 854.1 recognizes the ability of mortgage brokers to obtain the benefit of non interest-bearing accounts on trust funds deposited in a “commercial bank.” The provision applies to real estate brokers who collect payments or provide services in connection with a loan secured by a lien on real property and permits a mortgage broker to earn interest on an interest-bearing account at a financial institution. Interest on funds received by a real estate broker who collects payments or provides services for an “institutional investor” in connection with a loan secured by commercial real property may inure to the broker, if agreed to in writing by the broker and the institutional investor. For purposes of this law, commercial real property means real estate improved with other than a one-to-four family residence.

A new California law makes it easier for California banks to accept deposits from local government agencies. Under the old law, local agency deposits over $100,000 had to be secured by collateral. Pursuant to the enactment of Assembly Bill 2011, banks would be able to acquire surplus public deposits exceeding $100,000 without pledging collateral if they participate in a deposit placement service where excess amounts are placed in certificates of deposit at other institutions within a network. Such a network (of which currently there is only one available in the market) permits the entire amount of a customer’s deposit to be FDIC-insured, and the bank taking the original deposit retains the benefit of the full amount of the deposit for lending or other purposes. AB 2011 clarifies that a local agency may deposit up to 30% of its surplus funds in certificates of deposit at a bank, savings association, savings bank, or credit union that participates in such a deposit-sharing network. Since the entire amount of the deposits would be FDIC-insured, a bank would not be required to pledge collateral. The bill permits agencies to make these deposits until January 1, 2012.

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

ITEM 1A. RISK FACTORS

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

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s securities could decline significantly, and shareholders could lose all or part of their investment.

Market and Interest Rate Risk

Changes in interest rates could reduce income and cash flow

The discussion in this report under “Market and Interest Rate Risk Management” and “Earnings Sensitivity” is incorporated by reference in this paragraph. The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. We cannot control or prevent changes in the level of interest rates. They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.

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

Deterioration of local economic conditions could hurt our profitability.

Our operations are primarily located in the Central Valley of California. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these areas. The local economy relies heavily on real estate, agriculture and ranching. A significant downturn in any or all of these industries could result in a decline in the local economy in general, which could in turn negatively impact us. Poor economic conditions could cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Also, if there were significant recessionary conditions in our market area, our financial condition would be negatively impacted.

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

Substantial competition in the California banking market could adversely affect us

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California. Our competitors include a large number of state and national banks, thrift institutions and credit unions, as well as many financial and non-financial firms that offer services similar to those offered by us. Other competitors include large financial institutions that have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

Risks associated with potential acquisitions or divestitures or restructuring may adversely affect us

We may seek to acquire or invest in financial and non-financial companies, technologies, services or products that complement our business. There can be no assurance that we will be successful in completing any such acquisition or investment as this will depend on the availability of prospective target opportunities at valuation levels which we find attractive and the competition for such opportunities from other bidders. In addition, we continue to evaluate the performance of all of our subsidiaries, businesses and business lines and may sell, liquidate or otherwise divest a subsidiary, business or business line. Any acquisitions, divestitures or restructuring may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, financial condition and results of operations. Acquisitions, divestitures or restructuring could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, higher than expected deposit attrition (run-off), divestitures required by regulatory authorities, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

Regulatory Risks

Restrictions on dividends and other distributions could limit amounts payable to us

As a holding Company, a substantial portion of our cash flow typically comes from dividends of our Bank. Various statutory provisions restrict the amount of dividends our Bank can pay to us without regulatory approval.

Adverse effects of, or changes in, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting us and our subsidiaries, may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including legislative and regulatory reactions to acts of terrorism, and major U.S. corporate bankruptcies and reports of accounting irregularities at U.S. public companies.

Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the U.S. Under long-standing policy of the FRB, the Company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition.

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

The Bank currently has 25 branch operations located in the Central Valley, 1 branch operation in San Francisco, and 1 branch operation in San Jose. The Central Valley operations include branches located in: Merced (2), Atwater, Los Banos, Hilmar, Sacramento, Sonora, Turlock (2), Modesto (2), Riverbank, Ceres, Newman, Dos Palos, Livingston, Mariposa, Madera, Clovis (2), Fresno (4), and Stockton. The Bank owns ten of these branch facilities and the remaining seventeen facilities are leased. The Management of the Bank believes that the facilities will be adequate to accommodate operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

As of March 14, 2007, the Company, is not a party to, nor is any of its properties the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by government authorities.

The Company is, however, exposed to certain potential claims encountered in the normal course of business. In the opinion of Management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations in the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is listed on the Nasdaq Global Select Market with a stock quotation symbol of CCOW. The following table indicates the range of high and low prices for the period shown, based upon information provided by the Nasdaq National Market System. There were approximately 1,700 CCOW shareholders as of December 31, 2006.

2006	High	Low	Dividends
4th Quarter	$33.19	$29.25	$.08
3rd Quarter	$34.73	$30.36	$.08
2nd Quarter	$36.19	$29.85	$.08
1st Quarter	$36.75	$32.36	$.05

2005	High	Low	Dividends
4th Quarter	$35.52	$29.60	$0.05
3rd Quarter	$34.98	$27.09	$0.05
2nd Quarter	$28.14	$24.00	$0.05
1st Quarter	$26.64	$23.62	$0.05

The Company began paying dividends in the first quarter of 2004. Any future dividends will depend on the Company’s performance, the judgment of the Board as to the appropriateness of declaring a dividend, and compliance with various legal and regulatory provisions which restrict the amount of dividends which the Company may declare. (See “Capital Resources” located in Item 7 below).

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2006.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by security holders	679,985	$20.73	223,490
Equity compensation plans not approved by security holders	-	-	-
Total	679,985	$20.73	223,490

For additional information related to the above plans see Note 12 of the Company’s Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Stock Performance Graph

The following graph compares the change on an annual basis in Capital Corp's cumulative total return on its common stock with (a) the change in the cumulative total return on stocks of companies included in the NASDAQ Composite Index for U.S. Companies, (b) the change in the cumulative total return on stocks as included in the SNL Securities "Western Bank Index", a peer industry group, and assuming an initial investment of $100 on December 31, 2001. All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the period. The common stock price performance shown below should not be viewed as being indicative of future performance.

ITEM 6 SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

Capital Corp of the West
Selected Financial Data

(Amounts in thousands except per share data)	2006	2005	2004	2003	2002
SUMMARY OF INCOME STATEMENT:
Interest income	$122,149	$90,164	$70,571	$62,413	$58,811
Interest expense	48,101	24,720	17,097	16,253	18,854
Net interest income	74,048	65,444	53,474	46,160	39,957
Provision for loan losses	400	2,051	2,731	2,170	4,063
Non-interest income	12,138	10,202	6,405	10,177	8,164
Non-interest expense	52,512	42,679	37,675	35,670	31,175
Income before provision for income taxes	33,274	30,916	19,473	18,497	12,883
Provision for income taxes	10,598	9,962	7,150	4,857	2,455
Net income	$22,676	$20,954	$12,323	$13,640	$10,428

SHARE DATA:
Average common shares outstanding	10,692	10,500	10,323	10,102	9,968
Basic earnings per share	$2.12	$2.00	$1.19	$1.35	$1.04
Diluted earnings per share	2.07	1.94	1.15	1.30	1.02
Book value per share	13.71	11.56	9.92	8.78	7.67
Tangible book value per share	$13.58	$11.42	$9.78	$8.52	$7.34

BALANCE SHEET DATA:
Total assets	$1,961,539	$1,756,756	$1,448,447	$1,235,281	$1,034,850
Total securities	424,596	499,180	436,176	372,015	287,020
Total loans	1,224,761	1,068,896	885,093	764,252	633,773
Total deposits	1,615,341	1,404,500	1,154,157	1,028,808	834,379
Shareholders' equity	$147,580	$122,245	$103,481	$89,485	$77,169

OPERATING RATIOS:
Return on average equity	16.85%	18.54%	12.69%	16.43%	14.94%
Return on average assets	1.25	1.36	0.94	1.23	1.09
Average equity to average assets ratio	7.44	7.34	7.41	7.46	7.29
Net interest margin	4.51	4.69	4.49	4.53	4.58

CREDIT QUALITY RATIOS:
Non-performing loans to total loans (1)	0.19%	0.18%	0.50%	0.52%	0.38%
Allowance for loan losses to total loans	1.15	1.38	1.54	1.64	1.84
Allowance for loan losses to non-performing loans	590.78	777.68	309.63	314.12	490.14

CAPITAL RATIOS:
Risk-based tier 1 capital	11.52%	10.01%	10.30%	10.31%	9.49%
Total risk based capital	12.49	11.13	11.55	11.57	10.74
Leverage ratio	9.33	8.57	8.46	8.55	7.68
Dividend payout ratio	13.7%	9.0%	9.4%	-%	-%
(1)Non-performing loans consist of loans on non-accrual, loans past due 90 days or more, and restructured loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company. The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. The consolidated financial statements of the Company include its subsidiaries, the Bank, CWG. It also includes the Bank's subsidiaries, MAID, CAA and REIT.

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

Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; changes in laws and regulations; recently issued accounting pronouncements; government policies, regulations, and their enforcement (including Bank Secrecy Act related matters, taxing statutes and regulations); restrictions on dividends that our subsidiaries are allowed to pay to us; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and management’s ability to manage these and other risks.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures related thereto, including those regarding contingent assets and liabilities. On an ongoing basis, the Company monitors and revises its estimates where appropriate, including those related to the adequacy of the allowance for loan losses, investments, and intangible assets. The Company bases its estimates on historical experience, applicable risk factors and on various other assessments that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates depending on the future circumstances actually encountered.

The Allowance for Loan Losses represents management’s estimate of the amount of probable losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the Allowance for Loan Losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, uncertainties and conditions, all of which may be susceptible to significant change. The policies related to the adequacy of the allowance for loan losses can be found in Note 1 under the section titled “Allowance for Loan Losses” as well as in Note 3 under the section titled “Loans” of the financial statements included in this report under Item 8.

A decline in the fair value of any securities that are considered other than temporarily impaired is recorded in the Company’s consolidated statements of income in the period in which the impairment occurs. The cost of the underlying security is written down to fair value. Management considers the Company’s other than temporary impairment accounting policies to be critical, as the timing and amount of income, if any, from these instruments typically depend upon factors beyond the Company’s control. These factors include the general condition of the public equity and debt markets, levels of mergers and acquisitions activity, fluctuations in the market prices of the underlying common stock of these companies, and legal and contractual restrictions on the Company’s ability to sell the underlying securities. The policies related to the valuation of the investment securities can be found in Note 1 under the section titled “Investment Securities” as well as in Note 2 “Investment Securities” of the financial statements included in this report under Item 8.

Goodwill arises from the Company’s purchase price exceeding the fair value of the net assets of an acquired business. Goodwill represents the value attributable to intangible elements acquired. The value of this goodwill is supported ultimately by profit from the acquired businesses. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of income. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more likely-than-not expectation that a reporting unit will be sold or disposed of at a loss. The policies related to the adequacy of the goodwill and other intangible assets can be found in Note 1 under the section titled “Goodwill” and “Other Intangibles”, and “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” in this report of the financial statements included in this report under Item 8.

The Company recognizes all derivatives on the balance sheet at fair value. On the date it enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) held for trading, customer accommodation or for risk management not qualifying for hedge accounting (“free-standing derivative”).

For a fair value hedge, the Company records changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the fair value of the derivative to the extent that it is effective in other comprehensive income. The Company subsequently reclassifies these changes in fair value to net income in the same period(s) that the hedged transaction affects net income in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in current period non-interest income.

The Company formally documents at inception the relationship between hedging instruments and hedged items, our risk management objective, strategy and our evaluation of effectiveness for our hedge transactions. This includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. Periodically, as required, the Company also formally assesses whether the derivative it designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If the Company determines that a derivative is not highly effective as a hedge, it discontinues hedge accounting.

The Company discontinues hedge accounting prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (2) a derivative expires or is sold, terminated, or exercised, (3) a derivative is no longer designated as a hedge, because it is unlikely that a forecasted transaction will occur, or (4) the Company determines that designation of a derivative as a hedge is no longer appropriate. When the Company discontinues hedge accounting because a derivative no longer qualifies as an effective fair value hedge, it continues to carry the derivative on the balance sheet at its fair value with changes in fair value included in earnings, and no longer adjust the previously hedged asset or liability for changes in fair value. Previous adjustments to the hedged item are accounted for in the same manner as other components of the carrying amount of the asset or liability. When the Company discontinues hedge accounting because it is probable that a forecasted transaction will not occur, it continues to carry the derivative on the balance sheet at its fair value with changes in fair value included in earnings, and immediately recognize gains and losses that were accumulated in other comprehensive income in earnings. When the Company discontinues hedge accounting because the hedging instrument is sold, terminated, or is no longer designated, the amount reported in other comprehensive income up to the date of sale, termination or change in designation continues to be reported in other comprehensive income until the forecasted transaction affects earnings.

In all other situations in which we discontinue hedge accounting, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

If the Company purchases or originates financial instruments that contain an embedded derivative; at inception of the financial instrument, it assesses (1) if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), (2) if the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, or (3) if a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative. If the embedded derivative does not meet any of these conditions, the Company separates it from the host contract and carries it at fair value with changes recorded in current period earnings.  Management considers the Company’s derivative accounting policies to be critical, as the valuation of these instruments fluctuate depending upon factors beyond the Company’s control.  Management monitors the effectiveness of hedges quarterly to ensure effectiveness is maintained.

The Company is subject to income tax laws of the United States, its states, and municipalities in which it operates. The Company considers our accounting policy relating to income taxes to be critical as the determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of federal and state tax laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates due to tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.

In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in different tax jurisdictions. The Company evaluates our income tax contingencies in accordance with SFAS No. 5. Management believes that our reserve for income tax liabilities is adequate.

The Company is also subject to routine corporate tax audits by the various tax jurisdictions. Although Management believes that the Company’s tax return positions are supportable, we believe that certain positions could be challenged and may not be fully sustained on review by tax authorities. Management reviews its tax postitions and related reserves quarterly, and may adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate, and to the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

Overview

The increase in net income from $20,954,000 in 2005 to $22,676,000 in 2006 was primarily the result of increased net interest income and increased interest earning assets. The earnings increase in 2005 when compared to 2004 levels, was primarily the result of increased interest income and the absence of an other-than-temporary impairment charge of $3,709,000 taken in 2004. The growth in assets in 2006 was primarily funded through increases in the deposit portfolio and the growth in 2005 was primarily funded through increases in the deposit portfolio as well as increased borrowings. Loan growth in 2006 was obtained primarily from increased loan production within our branch network and loan production offices. The increase in deposits in 2006 was obtained primarily from increased deposit gathering within our branch network and increased use of brokered deposits. In the opinion of management, the Company is “well capitalized” for purposes of the federal banking regulatory capital requirements.

The table below highlights some of the important Consolidated Balance Sheets amounts and their change from 2005 to 2006:

	Years Ended December 31,
(Dollars in thousands except per share data)	2006	2005	Change During 2006	% Change During 2006
Total assets	$1,961,539	$1,756,756	$204,783	12%
Net loans	1,210,730	1,054,120	156,610	15%
Deposits	1,615,341	1,404,500	210,841	15%
Shareholders equity	$147,580	$122,245	$25,335	21%

The table below highlights some of the important Consolidated Statements of Income and Comprehensive Income information and their change from 2004 to 2006:

	Years Ended December 31,
(Dollars in thousands except per share data)	2006	2005	Change in 2006	% Change in 2006	2004	Change in 2005	% Change in 2005
Net income	$22,676	$20,954	$1,722	8%	$12,323	$8,631	70%
Basic earnings per share	$2.12	$2.00	$0.12	6%	$1.19	$0.81	68%
Diluted earnings per share	$2.07	$1.94	$0.13	7%	$1.15	$0.79	69%

Results of Operations

The Company’s earnings during 2006 were driven primarily by an increase in net interest income. The Company's primary source of revenue is net interest income, which is the difference between interest income and fees derived from earning assets and interest paid on interest-bearing liabilities. The level of interest income is affected by changes in the volume of, and the rates earned on, interest-earning assets. During 2006, the increase in interest income was primarily due to an increase in average earning assets with increased yields on those assets compared to 2005. The primary cause for the increase in rates on interest-earning assets was higher prevailing market rates that were available for reinvestments in 2006 when compared to 2005. During 2005, increases in interest income over 2004 levels were caused primarily by volume and rate increases in average interest earning assets.

Interest expense is a function of the volume of, and rates paid on, interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. The increase in interest expense in 2006 was primarily due to increased rates paid on interest bearing liabilities and secondarily due to increased volume of interest-bearing liabilities. The average interest rate paid on total average interest bearing liabilities in 2006 was of 3.47% compared to an average interest rate of 2.17% paid on total average interest-bearing liabilities in 2005. The increase in volume of interest-bearing liabilities in 2006 as compared to 2005 was primarily attributable to increased market penetration within the Bank’s branch network and increased use of brokered deposits. Brokered deposits increased from $20,871,000 on December 31, 2005, to $92,943,000 on December 31, 2006. If the current interest rate environment remains unchanged during 2007, it is anticipated that the average interest paid on certificates of deposit should modestly increase as maturing accounts “re-price” to an anticipated current equivalent interest rate level. If the prevailing market interest rates increase or decrease in 2007, then it is anticipated that the average interest paid on certificates of deposit should follow this change in market rates, either up or down, as maturing accounts “re-price” at their maturities to a market interest rate level.

The Company's net interest margin percentage is the ratio of net interest income to average interest-earning assets. The decrease in net interest margin during 2006 was primarily the result of increased rates and volumes paid on interest bearing liabilities in 2006. A modest increase or decrease in rates should cause the Company’s net interest margin to slightly decrease in the short term. In 2006, loans comprised 71% of average interest-earning assets as compared with 68% in 2005 and 67% in 2004. Securities comprised 27% of average interest-earning in 2006 compared with 31% and 32% in 2005 and 2004. Loans earn at a higher interest rate than securities therefore, a higher loan concentration will increase net interest margin if all other factors remain the same.

The Company's net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds.

The Company uses a taxable equivalent method to evaluate performance in its investment portfolio. The taxable equivalent method converts tax benefits into an equivalent pretax interest or dividend income on tax advantaged investment securities. This adjustment is made in order to make yield comparisons using a total economic benefit approach. Taxable equivalent interest income is equal to recorded interest income plus the interest income pretax equivalent of the tax benefit afforded certain investment securities, such as bank qualified state and municipal debt securities and corporate dividends received from certain equity securities. The tax rate used in calculating the taxable equivalent interest income was 35% in 2006, 2005, and 2004.

The increase in taxable equivalent interest income of $32,075,000 in 2006 is comprised of a $19,170,000 volume increase primarily attributable to an increase in interest-earning assets between 2005 and 2006 that was combined with a $12,905,000 increase attributable to rate improvement during this same period. The increase in total interest expense of $23,381,000 in 2006 related to a $8,751,000 volume increase attributable to an increase in average interest-bearing liabilities during 2006 which was combined with a $14,630,000 increase attributable to rate increases during 2006.

The increase in taxable equivalent interest income of $19,975,000 in 2005 is comprised of a $13,949,000 volume increase primarily attributable to an increase in interest-earning assets between 2004 and 2005 that was combined with a $6,026,000 increase attributable to rate improvement during this same period. The increase in total interest expense of $7,623,000 in 2005 related to a $2,441,000 volume increase attributable to an increase in average interest-bearing liabilities during 2005 and a $5,182,000 increase attributable to rate increases when compared to 2004.

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

	For the years ended December 31,
	2006			2005			2004
	Average			Average			Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold	$28,919	$1,500	5.19%	$10,981	$401	3.65%	$16,604	$266	1.60%
Time deposits at other financial institutions	350	19	5.43	728	20	2.75	670	15	2.24
Nontaxable investment securities(1)	102,415	5,158	5.04	90,531	4,581	5.06	56,057	2,937	5.24
Taxable investment securities(1)	353,911	16,367	4.62	351,948	14,478	4.11	325,933	12,908	3.96
Loans, gross (2)	1,187,156	100,435	8.46	968,492	71,924	7.43	813,050	55,303	6.80
Total interest-earning assets	$1,672,751	$123,479	7.38	$1,422,680	$91,404	6.42	$1,212,314	$71,429	5.89
Allowance for loan losses	(14,966)			(13,937)			(14,001)
Cash and due from banks	44,943			45,142			40,475
Premises and equipment, net	35,433			25,264			18,881
Interest receivable and other assets	71,957			60,495			51,854
Total assets	$1,810,118			$1,539,644			$1,309,523
Liabilities and shareholders' equity
Negotiable orders of withdrawal	$204,637	$1,466	0.72%	$183,017	$411	0.22%	$148,951	$70	0.05%
Savings deposits	369,758	9,679	2.62	372,292	5,318	1.43	350,270	3,165	0.90
Time deposits	607,753	26,002	4.28	410,974	12,259	2.98	356,184	8,053	2.26
Subordinated debentures	24,630	2,131	8.65	16,496	1,351	8.19	16,496	1,152	6.98
Other borrowings	178,376	8,823	4.95	156,807	5,381	3.43	121,585	4,657	3.83
Total interest-bearing liabilities	$1,385,154	$48,101	3.47	$1,139,586	$24,720	2.17	$993,486	$17,097	1.72
Non-interest bearing deposits	274,895			274,750			213,864
Accrued interest, taxes and other liabilities	15,476			12,289			5,081
Total liabilities	1,675,525			1,426,625			1,212,431

Average shareholders' equity	134,593			113,019			97,092

Average liabilities and shareholders’ equity	$1,810,118			$1,539,644			$1,309,523

Net interest income and margin (3)		$75,378	4.51%		$66,684	4.69%		$54,332	4.49%

(1)
Tax equivalent adjustments recorded at the statutory rate of 35% that are included in nontaxable investment securities income totaled $1,162,000, $1,116,000, and $726,000 in 2006, 2005, and 2004, respectively. Tax equivalent income adjustments included in the nontaxable investment securities income were derived from nontaxable municipal interest income. Tax equivalent income adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities income were created by a dividends received deduction of $75,000, $124,000, and $132,000 in 2006, 2005, and 2004, respectively. Tax equivalent income adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities income were created by a qualified zone academy bond of $93,000 in 2006.

(2)	Interest on non-accrual loans is recognized into income on a cash received basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest earning assets.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and borrowed funds. The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability and the amount of change attributable to volume and rate changes for the years indicated. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship of the absolute dollar amount of the change in each. Interest on non-accrual loans is recognized in income on a cash basis. Tax equivalent adjustments have been made to reflect the before tax interest income for tax advantaged investments.

(Dollars in thousands)	2006 Compared to 2005			2005 Compared to 2004
Net Interest Income Variance Analysis	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$17,637	$10,874	$28,511	$11,229	$5,392	$16,621
Taxable investment securities	81	1,808	1,889	1,057	513	1,570
Nontaxable investment securities	582	(5)	577	1,669	(25)	1,644
Federal funds sold	874	225	1,099	(7)	142	135
Time deposits at other institutions	(4)	3	(1)	1	4	5
Total:	19,170	12,905	32,075	13,949	6,026	19,975
Increase (decrease) in interest expense:
Interest-bearing demand deposits	54	1,001	1,055	19	322	341
Savings deposits	(9)	4,370	4,361	210	1,943	2,153
Time deposits	7,206	6,537	13,743	1,367	2,839	4,206
Subordinated debentures	700	80	780	-	199	199
Other borrowings	818	2,624	3,442	845	(121)	724
Total:	8,769	14,612	23,381	2,441	5,182	7,623
Increase (decrease) in net interest income	$10,401	$(1,707)	$8,694	$11,508	$844	$12,352

Asset / Liability “Re-Pricing”

The interest rate gaps reported in the table below arise when assets are funded with liabilities having different
“re-pricing” intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company's interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all “re-pricing” intervals. For purposes of the analysis below, “re-pricing” of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. Actual payment patterns may differ from contractual payment patterns.

	By “Re-Pricing” Interval As of December 31, 2006
(Dollars in thousands)	Within Three Months	After Three Months, Within One Year	After One Year, Within Five Years	After Five Years	Non-Interest Bearing Funds	Total
Assets
Federal funds sold	$150,680	$-	$-	$-	$-	$150,680
Time deposits at other institutions	100	250	-	-	-	350
Investment securities	-	5,138	55,328	346,650	17,480	424,596
Loans	550,876	82,986	394,910	195,989	-	1,224,761
Non-interest earning assets and allowance for loan losses	-	-	-	-	161,152	161,152
Total assets	$701,656	$88,374	$450,238	$542,639	$178,632	$1,961,539
Liabilities and shareholders’ equity
Demand deposits	$-	$-	$-	$-	$287,723	$287,723
Savings, money market & NOW deposits	661,975	-	-	-	-	661,975
Time deposits	261,708	353,083	49,219	1,633	-	665,643
Other interest-bearing liabilities	26,404	5,293	120,000	-	-	151,697
Subordinated debentures	-	-	-	31,960	-	31,960
Other liabilities and shareholders’ equity	-	-	-	-	162,541	162,541
Total liabilities and shareholders’ equity	$950,087	$358,376	$169,219	$33,593	$450,264	$1,961,539

Interest rate sensitivity gap	$(248,431)	$(270,002)	$281,019	$509,046	$(271,632)

Cumulative interest rate sensitivity gap	$(248,431)	$(518,433)	$(237,414)	$271,632	$-

Other Interest-Bearing Assets

The following table relates to other interest bearing assets not disclosed above for the dates indicated. This item consists of a salary continuation plan for the Company's current and former executive management and a deferred compensation plan for participating board members. The Company has discontinued the deferred compensation plan for board members and entered into “Director Elective Income Deferral Agreements”.  The Company has purchased insurance on the lives of participants and intends to hold these policies until death as a cost recovery of plans the with universal life insurance policies containing cash surrender values as listed in the following table:

	December 31,
(Dollars in thousands)	2006	2005	2004
Cash surrender value of life insurance	$43,051	$31,796	$28,362

During 2006, 2005 and 2004 the Bank purchased $10,000,000, $3,000,000, and $3,175,000 in new bank owned life insurance policies. This additional life insurance is in the form of single premium life policies covering Bank officers. These policies have a variable rate of return that is reset annually by each insurer. The Bank is the owner of these policies and also the named beneficiary. During 2006, 2005 and 2004, the Company received $179,000, $607,000 and $0 in proceeds related to death benefits on bank owned life insurance.

Deposits

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the years indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2006		2005		2004
	Amount	Yield	Amount	Yield	Amount	Yield
Non-interest bearing demand deposits	$274,895	-%	$274,750	-%	$213,864	-%
Interest-bearing demand deposits	204,637	0.72	183,017	0.22	148,951	0.05
Savings deposits	369,758	2.62	372,292	1.43	350,270	0.90
Time deposits (under $100,000)	252,255	4.00	198,374	2.91	182,016	2.35
Time deposits ($100,000 and over)	355,498	4.47	212,600	3.05	174,168	2.17

Maturities of Time Certificates of Deposits of $100,000 or More

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2006 are summarized as follows:

(Dollars in thousands)
Three months or less	$190,565
Over three to six months	103,261
Over six to twelve months	50,555
Over twelve months	21,853
Total	$366,234

Non-Interest Income

The following table summarizes non-interest income for the years ended December 31,

(Dollars in thousands)	2006	2005	Change in 2006	% Change in 2006	2004	Change in 2005	% Change in 2005
Non-Interest Income:
Deposit service charges	$6,122	$5,924	$198	3%	$6,134	$(210)	(3)%
Gain on the sale of real estate	190	-	190	100	-	-	-
Increase in cash surrender value of bank owned insurance	1,434	1,041	393	38	1,066	(25)	(2)
Loan packaging fees	664	589	75	13	398	191	48
Gain on sale of loans	202	235	(33)	(14)	251	(16)	(6)
Retail investment income	414	405	9	2	873	(468)	(54)
Gain (loss) on sale or impairment of securities	622	-	622	100	(3,665)	3,665	100
Bank owned life insurance death benefit	179	539	(360)	(67)	-	541	100
Asset based lending fees	503	-	503	100	-	-	-
Other	1,808	1,469	339	23	1,348	119	9
Total Non-Interest Income:	$12,138	$10,202	$1,936	19%	$6,405	$3,797	59%

The increase in non-interest income in 2006 was primarily the result of a gain on available-for-sale securities of $622,000, the addition of asset based lending fees of $503,000, and an increase in the cash surrender value of bank owned life insurance of $393,000. The increase in 2005 was primarily the result of the receipt of bank owned life insurance benefit of $541,000, increased other non-interest income, and the absence of an other than temporary impairment on securities of $3,665,000 in 2005 compared to 2004 where an other than temporary impairment occurred in the fourth quarter. The increase in deposit service charges in 2006 was primarily the result of increased rejected item charges of $209,000. The decrease in deposit service charges in 2005 was primarily caused by greater balances being held by the Bank’s customers in their commercial demand deposit and NOW accounts that resulted in less fees per account being assessed. Loan packaging fees increased due to continued low market rates for mortgages in 2006 and increased in 2005 primarily due to a strong mortgage market and more affordable terms in that market. Retail investment income remained flat in 2006, and declined in 2005 primarily due to the October 15, 2004 divesture of RIA. Other components of non-interest income include letters of credit commitment fees, operating recoveries, miscellaneous income and ATM fee income.

Non-Interest Expense

The following table summarizes non-interest expense and changes for the years ended December 31,

(Dollars in thousands)	2006	2005	Change in 2006	% Change in 2006	2004	Change in 2005	% Change in 2005
Non-Interest Expense:
Salaries and benefits	$29,165	$22,763	$6,402	28%	$20,697	$2,066	10%
Premises and occupancy	5,581	4,498	1,083	24	3,446	1,052	31
Equipment	4,305	3,961	344	9	3,186	775	24
Professional fees	2,699	2,310	389	17	1,671	639	38
Supplies	1,070	1,057	13	1	873	184	21
Marketing expense	1,576	1,165	411	35	1,062	103	10
Intangible amortization	23	46	(23)	(50)	655	(609)	(93)
Charitable donations	1,037	859	178	21	584	275	47
Communications	1,493	1,251	242	19	970	281	29
Other	5,563	4,769	794	17	4,531	238	5
Total non-interest expense:	$52,512	$42,679	$9,833	23%	$37,675	$5,004	13%

In 2006, non-interest expenses increased by $9,833,000 due primarily to increases in salaries and benefits of $6,402,000 that were the result of management and support staff increases necessary to accommodate branch expansion, normal salary progression, the addition of an asset based lending group in 2006 and equity compensation expense. For 2006, equity compensation expense of $717,000 was recorded. The $1,083,000 increase in premises and occupancy expense was due primarily to branch expansion and remodeling costs. The increase in equipment expenses in 2006 was primarily due to new equipment costs within the branch network, depreciation of prior year’s equipment, and general growth of the Company. Equipment expenses include depreciation of equipment purchased in prior years, expense of equipment with a life of less than one year, rented equipment, and repairs and maintenance on existing equipment. The Company’s professional fees include legal, consulting, audit and accounting fees. The Company’s professional fees increased due to increased usage of professional consultants. The increase in 2005 over 2004 was primarily the result of the retention of an internal auditing consultant whose fees where greater than the prior consultant and increased external auditor fees. Intangible amortization declined in 2006 primarily because of the full amortization of all intangible item assets.

The Company’s supplies expense has increased for the last three years in response to branch office growth, changes in regulations and product disclosures, and with paper transaction volumes. Supply expense increases were partially offset by decreases due to an ongoing transition from paper-based to electronic deposit transactions. Generally, as more banking transactions are delivered electronically, paper costs are reduced. Marketing expenses have increased over the past few years as the Company has actively promoted various deposit and loan products using television, newspaper, and other media sources to assist in attracting new, and retaining, existing customers. Also in-branch marketing expenditures have increased steadily during 2005 and 2006. Charitable donations have increased in 2006 due to increased giving to the communities we served. The Company has a policy of donating 5% of net income to the communities we served. Growth in other non-interest expense in 2006 and 2005 was due to increased costs related to the growth of the Company, which include increased costs related to postage, travel, and telephone expenses.

Provision for Income Taxes

During 2003, California enacted tax legislation that added new penalties for taxpayers that engaged in strategies and transactions that the Franchise Tax Board defined as abusive tax shelters. The new tax shelter regulations gave taxpayers until April 30, 2004 to take advantage of an amnesty period that would allow taxpayers to amend prior year tax filings without being subject to the new tax shelter penalties. Similar to other California based banks, the Company formed the REIT which had achieved tax savings. Subsequent to our investment, this activity was classified by the California Franchise Tax Board as an abusive tax shelter. The Company’s investment resulted in a cumulative total of $1,229,000 in recorded tax benefits from the REIT from January 1, 2001 through December 31, 2002. Because of the position taken by the Franchise Tax Board regarding the REIT-related state income tax benefits, management decided that all recorded book tax benefits should be completely expensed in 2004 and filed state amended tax returns in April 2004 for the tax years 2001 and 2002. Management decided to discontinue pursuit of the strategy in 2006 and subsequently liquidated and inactivated the REIT.

The Company's provision for income taxes was $10,598,000 in 2006 compared to a provision for income taxes of $9,962,000 and $7,150,000 in 2005 and 2004. The effective income tax rates (computed as taxes as a percentage of income before taxes) were 32%, 32%, and 37% for 2006, 2005, and 2004. During 2006 and 2005 the tax rate was lower than the statutory rate due in part to tax credits earned from an investment in low-income housing partnerships that qualify for housing tax credits under Internal Revenue Code Section 42 and non-taxable interest income received from bank qualified municipal securities.  In 2004, the tax rate was in excess of the statutory rate due primarily to the payment of $2,411,000 in additional state income taxes in conjunction with the State of California’s Voluntary Compliance Initiative in April of 2004. Total housing tax credits for 2006, 2005, and 2004 were approximately $968,000, $980,000, and $1,028,000. During 2006 additional housing tax credits were claimed related to prior year tax returns in the amount of $260,000. In addition, during 2006, 2005, and 2004, the Company realized tax benefits of approximately $1,113,000, $1,116,000, and $726,000 from nontaxable interest income received from bank qualified municipal securities.

Securities

The following table sets forth the carrying amount (fair value) of available for sale securities at December 31,

(Dollars in thousands)	2006	2005	2004
U.S. government agencies	$40,199	$40,234	$25,128
State and political subdivisions	1,266	1,286	1,325
Mortgage-backed securities	181,143	208,171	138,081
Collateralized mortgage obligations	13,784	32,416	61,882
Corporate securities	-	-	-
Total debt securities	236,392	282,107	226,416
Agency preferred stock	5,666	10,946	18,001
Trust preferred stock	-	-	-
Equity securities	14,480	25,102	24,772
Total carrying value and fair value:	$256,538	$318,155	$269,189

The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at December 31,

(Dollars in thousands)	2006	2005	2004
State and political subdivisions	$99,747	$100,045	$69,894
Mortgage-backed securities	55,599	62,484	72,713
Collateralized mortgage obligations	12,712	18,496	24,380
Carrying amount (amortized cost)	$168,058	$181,025	$166,987
Fair value	$166,266	$178,233	$168,265

Available for sale securities decreased $61,617,000 or 19% to $256,538,000 at December 31, 2006 compared with a balance of $318,155,000 at December 31, 2005. Held to maturity securities decreased $12,967,000 or 7% to $168,058,000 at December 31, 2006 compared to $181,025,000 outstanding at December 31, 2005. The decrease within the available for sale and held to maturity segment of the securities portfolio was the result of the Company using maturing securities to retire debt in conjunction with the sale of certain equity securities whose values, management believed, reached a level where a sale was advantageous to the Company. The single largest component of the Company’s investment portfolio during the last three years has been mortgage-backed securities, which generally provide a higher yielding investment return, but contain a longer maturity than the other types of securities contained within the investment portfolio. At December 31, 2006 and 2005 the Company did not hold any structured notes. See Note 1 and 2 to the Company’s Consolidated Financial Statements included in Item 8 of this report for further information concerning the securities portfolio.

The following table sets forth the maturities of debt securities at December 31, 2006 and the weighted average yields of such securities calculated on a book value basis using the weighted average yield within each scheduled maturity grouping. Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts, however, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for Sale Debt Securities:
U.S. government agencies	$4,893	2.80%	$30,400	4.99%	$4,906	4.53%	$-	-%	$40,199
State and political subdivisions	-	-	-	-	250	4.78	1,016	4.99	1,266
Mortgage-backed securities	-	-	13,052	4.40	33,891	4.73	134,200	4.81	181,143
Collateralized mortgage obligations	-	-	-	-	1,724	4.47	12,060	4.39	13,784
Corporate debt securities	-	-	-	-	-	-	-	-	-
Held to Maturity Debt Securities:
U.S. government agencies	-	-	-	-	-	-	-	-	-
State and political subdivisions	473	4.38	12,340	4.24	24,580	4.32	62,354	4.47	99,747
Mortgage-backed securities	-	-	-	-	450	7.06	55,149	4.87	55,599
Collateralized mortgage obligations	-	-	-	-	-	-	12,712	5.08	12,712
Total Debt Securities:	$5,366	2.94%	$55,792	4.68%	$65,801	4.57%	$277,491	4.74%	$404,450

The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of its total equity.

Provision for Loan Losses

The Company maintains an allowance for loan losses at a level considered by management to be sufficient to absorb the probable losses inherent in its loan portfolio. The provision for loan losses is charged against income and increases the allowance for loan losses. The provision for loan losses for the year ended December 31, 2006 was $400,000 compared to $2,051,000 in 2005 and $2,731,000 in 2004. The decreased level of provision for loan losses in 2006 when compared to 2005 was primarily the result of decreased classified credits which were partially offset by the reserves that were assigned to higher loan volumes at expected loss experience rates. The decreased level of provision for loan losses in 2005 when compared to 2004 was primarily the result of decreased classified credits and decreased nonperforming loans which were partially offset by the reserves that were assigned to higher loan volumes at expected loss experience rates. The methodology used to determine the level of provision for loan losses includes an analysis of relevant risk factors within the entire loan portfolio, including nonperforming loans. The methodology is based, in part, on management’s use of an internally developed loan grading and classification system. The Bank’s management grades its loans through internal reviews and periodically subjects loans to external reviews. When performed, these external reviews are presented to, and assessed by, the Bank’s management and the Director’s Loan Review Committee. In addition, the Audit Committee provides oversight to the external loan review process. Credit reviews are performed three times per year and the quality grading process occurs on a periodic basis. For more information related to the provision for loan loss see the “Allowance for Loan Losses” section.

Loans

Total loans increased due to, among other things, increased penetration within existing geographic markets. The Company concentrates its lending activities in five principal areas: commercial, agricultural, real estate construction, real estate mortgage, and consumer loans. In the first quarter of 2006 the Company purchased an asset based lending portfolio from Heritage Bank of Commerce for $30,015,000. Interest rates charged for loans made by the Company vary with the degree of risk, the size and term of the loan, borrowers’ depository relationships with the Company and prevailing market rates.

As a result of the Company’s loan portfolio mix, the future quality of these assets could be affected by any adverse trends in its geographic market or in the broader economy. These trends are beyond the control of the Company.

The Bank’s business activity is with customers located primarily in the counties of Fresno, Madera, Mariposa, Merced, Sacramento, San Francisco, San Joaquin, Stanislaus, Santa Clara and Tuolumne in the state of California. The consumer and small business loan portfolio consists of loans to small businesses, home equity, credit cards and the purchase of financing contracts principally from automobile and recreational vehicle dealers. Individual loans and lines of credit are made in a variety of ways. In many cases collateral such as real estate, automobiles and equipment are used to support the extension of credit. Repayment, however, is largely dependent upon the borrower’s personal cash flow.

Commercial lending activities are spread across a wide spectrum of customers including loans to businesses, construction and permanent real estate financing, short and long term agricultural loans for production and real estate purposes and SBA financing. In most cases, collateral is taken to secure and reduce the Bank’s credit risk. Each loan is submitted to an individual risk grading process but the borrowers’ ability to repay is dependent, in part, upon factors affecting the local and national economies.

At December 31, 2006, the Company had approximately $445,189,000 in undisbursed loan commitments. This compares with $495,313,000 at December 31, 2005. Standby and performance letters of credit were $6,739,000 and $15,160,000, at December 31, 2006 and 2005. For more information regarding these loan commitments, See Footnote 9, under the section titled “Commitments and Financial Instruments with Off-Balance Sheet Credit Risk” in the consolidated financial statements included in Item 8 of this report.

The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
(Dollars in thousands)	Amount	Amount	Amount	Amount	Amount
Commercial and agricultural	$401,689	$347,104	$298,122	$288,138	$242,157
Real estate -construction	177,233	167,992	97,396	89,652	78,064
Real estate - mortgage	542,080	471,266	416,385	318,624	244,468
Consumer installment	103,759	82,534	73,190	67,838	69,084
Total	$1,224,761	$1,068,896	$885,093	$764,252	$633,773

The table that follows shows the maturity distribution of the portfolio of commercial and agricultural, real estate construction, real estate mortgage and installment loans on December 31, 2006 by fixed and floating rate attributes:

	December 31, 2006
	Within	One to	Over
(Dollars in thousands)	One Year	Five Years	Five Years	Total

Commercial and Agricultural
Loans with floating rates	$152,307	$52,921	$26,705	$231,933
Loans with predetermined rates	52,138	101,181	16,437	169,756
Subtotal	204,445	154,102	43,142	401,689

Real Estate—Construction
Loans with floating rates	152,604	21,077	304	173,985
Loans with predetermined rates	3,248	-	-	3,248
Subtotal	155,852	21,077	304	177,233

Real Estate—Mortgage
Loans with floating rates	50,843	85,122	290,509	426,474
Loans with predetermined rates	5,008	41,942	68,656	115,606
Subtotal	55,851	127,064	359,165	542,080

Consumer Installment
Loans with floating rates	230	4,433	64,838	69,501
Loans with predetermined rates	1,419	1,213	31,626	34,258
Subtotal	1,649	5,646	96,464	103,759

Total	$417,797	$307,889	$499,075	$1,224,761
All loans that do not have a maturity date are included in “Over Five Years” category.

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

The Company also has an internal loan review process as well as periodic external reviews. The results of these reviews are assessed by the Company's audit committee. Collection of delinquent loans is generally the responsibility of the Company's credit administration staff. However, certain problem loans may be dealt with by the originating loan officer. The Directors Loan Review Committee reviews the status of delinquent and problem loans on a periodic basis. The Company's underwriting and review practices notwithstanding, in the normal course of business, the Company expects to incur loan losses in the future.

Non-Accrual, Past Due and Restructured Loans

The following table summarizes nonperforming loans of the Company as of the dates indicated:

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	Amount	Amount	Amount	Amount	Amount
(Dollars in thousands)
Non-accrual loans	$2,375	$1,692	$4,394	$3,987	$2,381
Accruing loans past due 90 days or more	-	208	-	-	2
Total non-performing loans	2,375	1,900	4,394	3,987	2,383
Other real estate owned	60	60	60	60	60
Total non-performing assets	$2,435	$1,960	$4,454	$4,047	$2,443

Non-performing loans to total loans	0.19%	0.18%	0.50%	0.52%	0.38%
Non-performing assets to total assets	0.12%	0.11%	0.30%	0.33%	0.24%

Loans with significant potential problems or impaired loans are placed on non-accrual status. A loan is generally considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts (i.e., including both contractual interest and principal payments) due according to the contractual terms of the loan agreement.

The amount of gross interest income that would have been recorded on non-accrual loans in the periods then ended if the loans had been current in accordance with the original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $137,000, $63,000, $4,000, $39,000, and $131,000 in 2006, 2005, 2004, 2003, and 2002. The amount of interest income on non-accrual loans that was included in net income was $168,000, $88,000, $216,000, $231,000, and $210,000 in 2006, 2005, 2004, 2003, and 2002.

Allocation of the Allowance for Loan Losses

The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

	For the Year Ended December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to Total loans	Amount	Loans % to total loans	Amount	Loans % to total loans
Commercial and agricultural	$4,983	33%	$6,024	32%	$4,626	34%	$4,759	38%	$4,438	38%
Real estate -construction	1,658	15	2,474	16	1,497	11	1,503	12	1,402	12
Real estate - mortgage	3,882	44	5,598	44	6,394	47	5,135	41	4,555	39
Installment	3,508	8	680	8	1,088	8	1,127	9	1,285	11
Total	$14,031	100%	$14,776	100%	$13,605	100%	$12,524	100%	$11,680	100%

Credit Risk Management and Asset Quality

The Company closely monitors the markets in which it conducts its lending operations and adjusts its strategy to control exposure to loans with higher credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades become “classified assets” which include all nonperforming assets and potential problem loans and receive an elevated level of attention to improve the likelihood of collection. The policy of the Company is to review each loan in the portfolio to identify problem credits. There are three classifications for problem loans: “substandard,” “doubtful” and “loss.” Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is considered uncollectible and its continuance as an asset is not warranted. The level of nonperforming loans and real estate acquired through foreclosure are two indicators of asset quality. Nonperforming loans are those in which the borrower fails to perform under the original terms of the obligation and are categorized as loans past due 90 days or more but still accruing, loans on non-accrual status and restructured loans. Loans are generally placed on non-accrual status and accrued but unpaid interest is reversed against current year income when interest or principal payments become 90 days past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, are deemed to be in the process of collection. Loans that are not 90 days past due may also be placed on non-accrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and the collection of principal or interest is in question.

A loan is generally considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts (i.e., including both contractual interest and principal payments) due according to the contractual terms of the loan agreement. An impaired loan is charged off at the time management believes the collection of principal and interest process has been exhausted. Partial charge-offs are recorded when portions of impaired loans are deemed un-collectable. At December 31, 2006 and 2005, impaired loans were measured based upon the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent.

The Company had impaired loans at December 31, 2006 of $2,375,000 as compared with $1,692,000 at December 31, 2005. The Company had no loans with specific allowance for loan losses against impaired loans at December 31, 2006 as compared to $254,000 at December 31, 2005. Other forms of collateral, such as inventory, chattel, and equipment secure the remaining nonperforming loans as of each date. Management believes the increase in impaired loans between 2005 and 2006 can be attributed to individual customers with specific circumstances and not a degradation of overall credit quality of the loan portfolio.

In May 2006, the Bank obtained two properties through foreclosure. During September 2006, one of these properties was sold. At December 31, 2006 the Company had $60,000 invested in two real estate properties that were acquired through foreclosure. At December 31, 2005, the Company had $60,000 invested in one real estate property that was acquired through foreclosure. These properties were carried at the lower of their estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.

Allowance for Loan Losses

In determining the adequacy of the allowance for loan losses, management takes into consideration the growth trend in the portfolio, results of examinations by financial institution supervisory authorities, internal and external credit reviews, prior loan loss experience of the Company, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment, and collateral values. The allowance for loan losses is based on estimates and ultimate losses will vary from current estimates. It is always possible that future economic or other factors may adversely affect the Company’s borrowers, and thereby cause actual loan losses to exceed the current allowance for loan losses.

The balance in the allowance for loan losses was affected by the amounts provided from operations, amounts charged-off and recoveries of loans previously charged off. The Company had provisions to the allowance in 2006 of $400,000 as compared to $2,051,000 and $2,731,000 in 2005 and 2004. See “Results of Operations - Provision for Loan Losses.”

The following table summarizes the loan loss experience of the Company for the years ended December 31,

(Dollars in thousands)	2006	2005	2004	2003	2002
Allowance for Loan Losses:
Balance at beginning of year	$14,776	$13,605	$12,524	$11,680	$9,377
Provision for loan losses	400	2,051	2,731	2,170	4,063
Charge-offs:
Commercial and agricultural	2,134	1,664	1,860	1,010	1,504
Real-estate - mortgage	-	-	-	29	-
Consumer	495	318	436	956	1,085
Total charge-offs	2,629	1,982	2,296	1,995	2,589
Recoveries:
Commercial and agricultural	1,337	903	344	302	233
Real-estate - mortgage	-	-	12	-	-
Consumer	147	199	290	367	596
Total recoveries	1,484	1,102	646	669	829
Net charge-offs	1,145	880	1,650	1,326	1,760
Balance at End of Year:	$14,031	$14,776	$13,605	$12,524	$11,680

Loans outstanding at year end	$1,224,761	$1,068,896	$885,093	$764,252	$633,773
Average loans outstanding	1,187,156	968,492	813,050	687,419	576,156
Net charge-offs to average loans	0.10%	0.09%	0.20%	0.19%	0.31%
Allowance for Loan Losses:
To total loans	1.15%	1.38%	1.54%	1.64%	1.84%
To non-performing loans	590.78%	777.68%	309.63%	314.12%	490.14%
To non-performing assets	576.22%	753.88%	305.46%	309.46%	478.10%

Net Charge-Offs

In 2006 the increase in charge-offs was primarily due to an increase in charge-offs of $470,000 in the commercial segments of the loan portfolio. This increase was partially offset by an increase in recoveries of $434,000 in the commercial segments of the Bank’s loan portfolio. A strong real estate market, increased collateral values, and strong profit margin in real estate have continued to contributed to the overall low net charge-offs experience.

Liquidity

The maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of customers and to take advantage of investment opportunities as they arise. The Company may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other increases in short term investments, maturing loans and investments, receipts of principal and interest on loans, available for sale investments and potential loan sales as sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liquidity. The Company is the sole shareholder of the Bank, and derives its primary source of liquidity from its ability to receive dividends and management fees from the Bank. Dividends from the Bank are subject to certain regulatory limitations.

The Company reviews its liquidity position regularly based upon its current position and expected trends of loans and deposits. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. These assets include cash, demand and time deposits in other banks, available for sale securities and federal funds sold. The Company's liquid assets totaled $452,421,000 and $410,086,000 at December 31, 2006 and 2005 and were 23% of total assets on December 31, 2006 and 2005. Cash and non-interest-bearing deposits in other banks decreased $16,478,000 or 27% to $44,853,000 at December 31, 2006, compared to $61,331,000 at December 31, 2005. The decrease in the 2006 cash position when compared to 2005 was the result of decreased cash letters in process of collection at the end of December 2006 when compared to the same period in 2005. Liquidity is also affected by collateral requirements of the Bank’s public agency deposits and certain borrowings. Total pledged securities were $280,182,000 and $452,337,000 at December 31, 2006 and 2005. The decrease of $172,155,000 in pledged securities is the result of the Bank pledging loans as collateral for borrowings in place of using securities for collateral.

Although the Company's primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains lines of credit with certain correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank aggregating $239,289,000 of which $46,500,000 was outstanding as of December 31, 2006. This compares with lines of credit of $260,684,000 of which $93,384,000 was outstanding as of December 31, 2005.

The following table sets forth known contractual obligations of the Company at December 31, 2005:

(Dollars in thousands)	Within One Year	One to Three Years	Three To Five Years	After Five Years	Total

Borrowings	$31,697	$-	$120,000	$-	$151,697
Junior subordinated debentures	-	-	-	31,960	31,960
Operating leases	2,303	4,251	3,606	6,268	16,428
Purchase obligations	-	-	-	-	-
	$34,000	$4,251	$123,606	$38,228	$200,085

Borrowings, junior subordinated debentures, operating lease obligations and purchase obligations are discussed in the consolidated financial statements at Notes 5, 6, and 9, in the consolidated financial statements included in this report as Item 8. The table excludes the contractual commitments and arrangements described previously under the Loans caption, which depending on the nature of the obligation, may or may not require use of the Company’s resources.

Market and Interest Rate Risk Management

In the normal course of business, the Company is exposed to market risk which includes both price and liquidity risk. Price risk is created from fluctuations in interest rates and the mismatch in “re-pricing” characteristics of assets, liabilities, and off-balance sheet instruments at a specified point in time. Mismatches in interest rate “re-pricing” among assets and liabilities arise primarily through the interaction of the various types of loans versus the types of deposits that are maintained as well as from management's discretionary investment and funds gathering activities. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established by the Company and are utilized to manage the Company's exposure to market risk. Quarterly testing by the Company of it’s assets and liabilities under both increasing and decreasing interest rate environments are performed to insure the Company does not assume a magnitude of risk that is outside approved policy limits.

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

During the third quarter of 2005, the Company purchased an interest rate floor from Wachovia Bank. The interest rate floor provides the Company with partial protection against an interest rate downturn on loans that are indexed off the Prime rate through September 1, 2010. For more information on the interest rate floor see the Note 1 under the derivative instruments and hedging activities section in the consolidated financial statements included in the report as Item 8.

In December 2005, the Bank entered into a repurchase agreement with an embedded LIBOR floor for $100,000,000 with J.P. Morgan. This agreement has a maturity date of December 15, 2010. The repurchase agreement will help to insulate the Company from the effects of a downward rate environment. For more information about the agreement, see Note 5 under the section entitled “Other Borrowings” in the consolidated financial statements included in this report as Item 8.

The Company’s interest rate risk management is the responsibility of it’s Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. ALCO establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. ALCO is also involved in formulating the economic projections for the Company’s budget and strategic plan. ALCO sets specific rate sensitivity limits for the Company. ALCO monitors and adjusts the Company’s exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. Management monitors the asset and liability changes on an ongoing basis and provide report information and recommendations to the ALCO committee in regards to those changes.

Earnings Sensitivity

The Company’s net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or “re-price” on a different basis than interest-earning assets. When interest-bearing liabilities mature or “re-price” more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or “re-price” more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a net interest income simulation model that is also used by many other financial institutions. The model, which is updated quarterly, incorporates all of the Company’s assets and liabilities and off-balance sheet funding commitments, together with assumptions that reflect the current interest rate environment. The Company does utilize off-balance sheet derivative financial instruments such as interest rate swaps, or other financial hedging instruments in managing interest rate risk. The model projects changes in cash flow of the various interest-earning assets and interest-bearing liabilities in both rising and falling interest rate environments. Based on the current portfolio mix, this model is used to estimate the effects of changes in market rates on the Company’s net interest income under interest rate conditions that simulate a gradual and sustained shift in the yield curve of up 2 percent and down 2 percent over a twelve month period at December 31, 2006 and up 2 percent and down 2 percent over a twelve month period at December 31, 2005, as well as the effect of immediate and sustained flattening or steepening of the yield curve. This model’s estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest sensitive asset and liability.

The estimated impact of immediate changes in interest rates at the specified levels at December 31, 2006 and 2005 is presented in the following tables:

December 31, 2006

Change in Interest Rates (In basis points)	Change in Net Interest Income(1)	Percentage Change in Net Interest Income
+200	$(214,000)	(0.30)%
-200	$(692,000)	(0.99)%

December 31, 2005

Change in Interest Rates (In basis Points)	Change in Net Interest Income(1)	Percentage Change in Net Interest Income
+200	$43,000	0.06%
-200	$(1,745,000)	(2.44)%

(1)	The amount in this column represents the change in net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

It should be emphasized that the foregoing estimates are dependent on material assumptions such as those discussed above. For instance, a different assumption such as an asymmetrical interest rate behavior can have a material impact on the estimated results.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability policies to obtain the maximum yield-cost spread. The Company relies primarily on its asset-liability structure to manage interest rate risk. In the opinion of management, the Company is modestly asset sensitive.

Off-Balance Sheet Arrangements

The Bank has also extended firm lending commitments in the form of unused credit lines to loan customers. These commitments may or may not ever be drawn upon, depending on the credit needs of the Bank’s loan customers. For more information regarding these loan commitments, See Footnote 9, titled “Commitments and Financial Instruments with Off-Balance Sheet Credit Risk” in the consolidated financial statements included in this report as Item 8 in this Report.

Capital Resources

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements. Management believes, as of December 31, 2006, that the Company and the Bank meet all capital requirements to which they are subject. The Company's leverage capital ratio at December 31, 2006 was 9.33% as compared with 8.57% as of December 31, 2005. The Company's total risk-based capital ratio at December 31, 2006 was 12.49% as compared to 11.13% as of December 31, 2005.

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

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the current regulatory definitions of "well capitalized". Management believes that, under the current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. Management intends to maintain regulatory capital ratios at “well capitalized” levels in 2007 and beyond.

The Company has a formal dividend policy, and dividends are issued solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory and policy requirements. In order to pay any cash dividend, the Company must receive payments of dividends or management fees from the Bank. There are certain legal and regulatory limitations on the payment of cash dividends by banks. Notwithstanding regulatory restrictions, in order for the Company and the Bank to maintain a 10% risk weighted capital ratio, the Company had the ability to pay cash dividends at December 31, 2006 of $38,573,000 and the Bank had the ability to pay cash dividends to the Company of $12,834,000.

Impact of Inflation

The primary impact of inflation on the Company is its effect on interest rates. The Company's primary source of income is net interest income which is affected by changes in interest rates. The Company attempts to limit inflation's impact on its net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment, as well as non-interest expenses, has not been significant for the periods covered in this report.

Return on Equity and Assets

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

	For the Year Ended December 31,
	2006	2005	2004
Return on average assets	1.25%	1.36%	0.94%
Return on average equity	16.85	18.54	12.69
Average equity to average assets	7.44	7.34	7.41
Dividend payout ratio	13.7%	9.0%	9.4%

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Capital Corp of the West:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Capital Corp of the West and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Corp of the West and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Sacramento, California

March 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Capital Corp of the West:

We have audited the accompanying consolidated balance sheets of Capital Corp of the West and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Corp of the West and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Sacramento, California

March 14, 2007

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For management's discussion and analysis of market risk and interest rate risk management, see Item 7 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Capital Corp of the West
Consolidated Balance Sheets

	As of December 31,
(Dollars in thousands)	2006	2005
ASSETS:
Cash and non-interest-bearing deposits in other banks	$44,853	$61,331
Federal funds sold	150,680	30,250
Time deposits at other financial institutions	350	350
Investment securities available for sale, at fair value	256,538	318,155
Investment securities held to maturity, at cost; fair value of $166,266 and $178,233 in 2006 and 2005	168,058	181,025
Loans, net of allowance for loan losses of $14,031 and $14,776 at December 31, 2006 and December 31, 2005	1,210,730	1,054,120
Interest receivable	9,819	8,305
Premises and equipment, net	42,320	28,970
Goodwill	1,405	1,405
Other intangibles	-	23
Cash value of life insurance	43,051	31,796
Investment in housing tax credit limited partnerships	10,082	8,745
Other assets	23,653	32,281
Total assets:	$1,961,539	$1,756,756

LIABILITIES:
Deposits:
Non-interest-bearing demand	$287,723	$310,284
Negotiable orders of withdrawal	225,481	216,594
Savings	436,494	426,581
Time, under $100,000	299,409	216,016
Time, $100,000 and over	366,234	235,025
Total deposits	1,615,341	1,404,500

Other borrowings	151,697	201,728
Junior subordinated debentures	31,960	16,496
Accrued interest, taxes and other liabilities	14,961	11,787
Total liabilities:	1,813,959	1,634,511

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, no par value; 54,000,000 shares authorized; 10,760,762 and 10,575,361 issued and outstanding at December 31, 2006 and 2005	64,586	59,785
Retained earnings	84,614	65,049
Accumulated other comprehensive (loss) income, net	(1,620)	(2,589)
Total shareholders’ equity	147,580	122,245

Total liabilities and shareholders’ equity	$1,961,539	$1,756,756
(See accompanying notes to consolidated financial statements.)

Capital Corp of the West
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans	$100,435	$71,924	$55,303
Interest on time deposits with other financial institutions	19	20	15
Interest on investment securities held to maturity:
Taxable	3,603	4,231	2,488
Non-taxable	3,784	3,421	2,167
Interest on investment securities available for sale:
Taxable	12,764	10,123	10,288
Non-taxable	44	44	44
Interest on federal funds sold	1,500	401	266
Total interest income	122,149	90,164	70,571

INTEREST EXPENSE:
Deposits:
Negotiable orders of withdrawal	1,466	411	70
Savings	9,679	5,318	3,165
Time, under $100,000	10,097	6,027	4,426
Time, $100,000 and over	15,905	6,232	3,627
Total Iiterest on deposits	37,147	17,988	11,288
Interest on subordinated debentures	2,131	1,351	1,152
Other borrowings	8,823	5,381	4,657
Total interest expense	48,101	24,720	17,097
Net interest income	74,048	65,444	53,474
Provision for loan losses	400	2,051	2,731
Net interest income after provision for loan losses	73,648	63,393	50,743

NON-INTEREST INCOME:
Service charges on deposit accounts	6,122	5,924	6,134
Gain (loss) on sale or impairment of available for sale securities	622	-	(3,665)
Increase in cash surrender value of life insurance policies	1,434	1,041	1,066
Other	3,960	3,237	2,870
Total non-interest income	12,138	10,202	6,405

NON-INTEREST EXPENSES:
Salaries and related benefits	29,165	22,763	20,697
Premises and occupancy	5,581	4,498	3,446
Equipment	4,305	3,961	3,186
Professional fees	2,699	2,310	1,671
Supplies	1,070	1,057	873
Marketing	1,576	1,165	1,062
Intangible amortization	23	46	655
Charitable donations	1,037	859	584
Communications	1,493	1,251	970
Other	5,563	4,769	4,531
Total non-interest expenses	52,512	42,679	37,675

Income before provision for income taxes	33,274	30,916	19,473
Provision for income taxes	10,598	9,962	7,150
Net income	$22,676	$20,954	$12,323
COMPREHENSIVE INCOME:
Unrealized (loss) gain on securities arising during the year, net	$1,214	$(2,426)	$(80)
Unrealized loss on interest rate floor arising during the year, net	$(215)	$(524)	$-
Change in minimum pension liability during the year, net	$(30)	-	-
Comprehensive income	$23,645	$18,004	$12,243

Basic earnings per share	$2.12	$2.00	$1.19
Diluted earnings per share	$2.07	$1.94	$1.15
(See accompanying notes to consolidated financial statements.)

Capital Corp of the West
Consolidated Statements of Shareholders’ Equity

(In thousands )	Number of shares	Amounts	Retained Earnings	Comprehensive Income (Loss), Net	Total
Balance, December 31, 2003	10,191	$54,228	$34,816	$441	$89,485

Exercise of stock options, including tax benefit of $814	209	2,287	-	-	2,287
Issuance of shares pursuant to 401K and ESOP plans	30	624	-	-	624
Net change in fair value of investment securities, net of tax effect of $49	-	-	-	(80)	(80)
Cash dividends			(1,158)		(1,158)
Net income			12,323		12,323
Balance, December 31, 2004	10,430	$57,139	$45,981	$361	$103,481

Exercise of stock options, including tax benefit of $555	133	2,346	-	-	2,346
Issuance of shares pursuant to 401K and ESOP plans	12	300	-	-	300
Net change in fair value of investment securities, net of tax effect of $1,733	-	-	-	(2,426)	(2,426)
Net change in fair value of interest rate floor, net of tax benefit of $379	-	-	-	(524)	(524)
Cash dividends	-	-	(1,886)	-	(1,886)
Net income	-	-	20,954	-	20,954
Balance, December 31, 2005	10,575	$59,785	$65,049	$(2,589)	$122,245
Exercise of stock options, including tax benefit of $1,248	186	4,084	-	-	4,084
Effect of share based compensation expense	-	717			717
Net change in fair value of investment securities, net of tax effect of $891	-	-	-	1,214	1,214
Net change in fair value of interest rate floor, net of tax benefit of $156	-	-	-	(215)	(215)
Adjustment to initially apply FASB Statement No. 158, net of tax benefit of $23				(30)	(30)
Cash dividends	-	-	(3,111)	-	(3,111)
Net income	-	-	22,676	-	22,676
Balance, December 31, 2006	10,761	$64,586	$84,614	$(1,620)	$147,580
(See accompanying notes to consolidated financial statements.)

Capital Corp of the West
Consolidated Statements of Cash Flows
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
OPERATING ACTIVITIES:
Net Income	$22,676	$20,954	$12,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	2,051	2,731
Increase in cash surrender value of life insurance policies, net of mortality expense	(1,434)	(1,041)	(1,066)
Origination of loans held for sale	(4,198)	(5,013)	(3,733)
Proceeds from sales of loans	2,208	2,638	2,959
Depreciation, amortization and accretion, net	7,655	7,484	6,520
Benefit from deferred income taxes	780	(593)	(552)
(Gain) loss on sale or impairment of available for sale investment securities	(622)	-	3,665
Gain on the sale of loans	(202)	(235)	(251)
Death benefit income of life insurance policies	(179)	(539)	-
Gain on sale of other real estate owned	(190)	-	-
Non-cash share based compensation expense	717	-	-
Net increase in interest receivable & other assets	3,109	(18,002)	(4,787)
Net increase in accrued interest payable & other liabilities	3,174	1,593	2,519
Net cash provided by operating activities	$33,894	$9,297	$20,328
INVESTING ACTIVITIES:
Investment security purchases - available for sale securities	(3,105)	(53,573)	(10,076)
Investment security purchases - held to maturity securities	(3,659)	(32,136)	(27,310)
Investment security purchases - mortgage-backed securities and collateralized mortgage obligations-available for sale	-	(105,695)	(74,080)
Investment security purchases - mortgage-backed securities and collateralized mortgage obligations - held to maturity	-	-	(53,047)
Proceeds from maturities of available for sale investment securities	336	13,437	22,306
Proceeds from maturities of held to maturity investment securities	3,019	1,985	15
Proceeds from maturities of mortgage-backed securities and collateralized mortgage obligations - available for sale	46,875	60,584	47,828
Proceeds from maturities of mortgage-backed securities and collateralized mortgage obligations - held to maturity	12,506	15,480	8,542
Proceeds from sales of available for sale investment securities	20,483	30,629	15,974
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations - available for sale	-	-	595
Net decrease (increase) in time deposits in other financial institutions	-	3,000	(3,000)
Origination of loans	(678,187)	(495,625)	(646,496)
Proceeds from repayment of loans	520,226	310,285	522,595
Purchases of premises and equipment	(16,519)	(8,955)	(7,586)
Proceeds from sales of real estate	657	-	-
Purchase of bank owned life insurance, net of death benefit	(9,821)	(2,393)	(3,175)
Sale of subsidiary	-	-	520
Purchase of interest rate floor contract	-	(1,270)	-
Net cash used in investing activities	$(107,189)	$(264,247)	$(206,395)
FINANCING ACTIVITIES:
Net (decrease) increase in demand, NOW and savings deposits	(3,761)	159,955	119,797
Net increase in certificates of deposit	214,602	90,388	5,552
Proceeds from borrowings and repurchase agreement	-	180,000	96,900
Repayment of borrowings	(50,031)	(142,391)	(25,598)
Issued shares for benefit plan purchases	-	300	624
Issuance of junior subordinated debentures	15,464	-	-
Cash dividends paid	(3,111)	(1,886)	(1,158)
Exercise of stock options	2,836	1,791	1,473
Tax benefits related to exercise of stock options	1,248	555	814
Net cash provided by financing activities	$177,247	$288,712	$198,404
Net increase in cash and cash equivalents	103,952	33,762	12,337
Cash and cash equivalents at beginning of year	91,581	57,819	45,482
Cash and cash equivalents at end of year	$195,533	$91,581	$57,819
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Investment securities unrealized gains (losses), net of taxes	$1,214	$(2,426)	$(80)
Interest rate floor unrealized loss, net of taxes	(215)	(524)	-
Change in minimum pension liabilities	(30)	-	-
Interest paid	47,289	23,769	16,900
Income tax payments	10,600	9,129	10,271
Loans transferred to other real estate owned	$467	$-	$-
(See accompanying notes to consolidated financial statements.)

NOTE 1. Summary of Significant Accounting Policies

Capital Corp of the West (the "Company") is a registered bank holding company, whose bank subsidiary provides a full range of banking services to individual and business customers primarily in the Central San Joaquin Valley, through its subsidiaries. The following is a description of the significant policies.

Principles of Consolidation: The consolidated financial statements of Capital Corp of the West include its subsidiaries: County Bank (the "Bank"), Capital West Group (“CWG”), Regency Investment Advisors (“RIA”), and the subsidiaries of County Bank which include County Asset Advisor, Inc. (“CAA”), Merced Area Investment Development, Inc. (“MAID”), and County Investment Trust (“REIT”). CWG, a subsidiary formed in 1996, became inactive in 1997. REIT , a subsidiary formed in 2001, became inactive in 2006. Regency Investment Advisors was acquired in June 2002 and divested in October 2004. The divesture of RIA was not significant and therefore the Company did not apply discontinued operations accounting. All significant inter-company balances and transactions are eliminated.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results will differ from those estimates applied in the preparation of the consolidated financial statements.

Cash and Cash Equivalents: The Company maintains deposit balances with various banks which are necessary for check collection and account activity charges. Cash in excess of immediate requirements is invested in federal funds sold or other short-term investments. Generally, federal funds are sold for periods from one to thirty days. Cash, non-interest-bearing deposits in other banks and federal funds sold are considered to be cash and cash equivalents for the purposes of the consolidated statements of cash flows. Banks are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $25,000 at December 31, 2006 and 2005.

Investment Securities: Investment securities consist of federal agency securities, state and county municipal securities, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, agency preferred stock, trust preferred stock and equity securities. Investment securities are classified into one of three categories. These categories include trading, available for sale, and held to maturity. The category of each security is determined based on the Company’s investment objectives, operational needs and intent. The Company has not purchased securities with the intent of actively trading them.

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

Interest income on loans is accrued based on contract interest rates and principal amounts outstanding. Loans which are more than 90 days delinquent, with respect to interest or principal, are placed on non-accrual status, unless the outstanding principal and interest is adequately secured and, in the opinion of management, remains collectable. Uncollected accrued interest on non-accrual loans is reversed against interest income, and interest is subsequently recognized only as received until the loan is returned to accrual status. Interest accruals are resumed when such loans are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectable as to both principal and interest.

A loan is considered impaired, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Any allowance for loan losses on impaired loans is measured based upon the present value of expected future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest income on impaired loans is recognized on a cash basis. In general, these statements above are not applicable to large groups of small balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage and consumer installment loans. Income recognition on impaired loans conforms to the method the Company uses for income recognition on non-accrual loans. Interest income on non-accrual loans is recorded on a cash basis. Payments may be treated as interest income or return of principal depending upon management’s opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income when management believes the remaining principal balance is fully collectable.

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

Reserve for Unfunded Loan Commitments: The Company reserves for the possibility of an unfunded loan commitment being funded and subsequently being charged off. Each quarter, the Bank’s unfunded credit obligations are reviewed and assigned a risk factor. The reserve for unfunded loan commitments is either increased or decreased to ensure that it represents the volume of unfunded loan commitments multiplied by the assigned risk factor.

Gain or Loss on Sale of Loans: Transfers of real estate mortgage loans held for sale in which the Company surrenders control over those loans are accounted for as a sale to the extent that consideration other than beneficial interests in the transferred loans is received in exchange. Gains or losses are recognized at the time of sale and are reported in non-interest income. All loan sales during 2006, 2005 and 2004 were sales of the guaranteed portion of loans that received partial guarantees from the Small Business Administration (“SBA”). The SBA typically guarantees a major portion of small business loans that meet the SBA’s underwriting and collateral requirements. In 2006, 2005 and 2004 the Company recognized a gain on the sale of loans of $202,000, $235,000 and $251,000.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight line basis over the estimated useful life of each type of asset. Estimated useful lives range up to 39 years for buildings, the shorter of the lease term or useful life for leasehold improvements, and 3 to 7 years for furniture and equipment.

Other Real Estate: Other real estate is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for loan losses. Other real estate is recorded at the lower of the related loan balance or fair value, less estimated disposition costs. Fair value of other real estate is generally based on an independent appraisal of the property. Any subsequent costs or losses are recognized as non-interest expense when incurred.

Goodwill and Other Intangible Assets: Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill was generated with the purchase of the Town and County Finance and Thrift (the “Thrift”) in June 1996. The Thrift’s assets, including intangible assets, were subsequently merged into County Bank in November 1999, and the Thrift’s charter eliminated. Goodwill associated with the purchase of the Thrift is no longer being amortized beginning on January 1, 2002 and had a balance of $1,405,000 as of December 31, 2006 and 2005. The goodwill associated with the purchase of Regency Investment Advisors Inc. (“RIA”) in June 2002 was $520,000. RIA was subsequently sold in the third quarter of 2004. There is no goodwill on the Balance Sheet related to RIA at December 31, 2006 and 2005. Core deposit intangibles, representing the excess of purchase price paid over the fair value of net savings deposits acquired, were generated by the purchase of the Thrift in June 1996 and the purchase of three branches from the Bank of America in December, 1997. Core deposit intangibles resulting from these acquisitions are being amortized over 10 and 7 years, respectively. Core deposit intangibles had a balance of $0 and $23,000 as of December 31, 2006 and 2005. Amortization of core deposit premiums was $23,000, $46,000 and $655,000 for the years ended December 31, 2006, 2005 and 2004. Core deposit premiums were fully amortized by December 2006. Goodwill and intangible assets are reviewed on an annual basis for impairment. If impairment is indicated, recoverability of the asset is assessed based upon expected undiscounted net cash flows.

An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There has been no impairment losses recognized on the Town and Country Finance and Thrift recorded goodwill as of December 31, 2006.

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

Director Elective Income Deferral Agreements and Salary Continuation Agreements: The Company has purchased single premium universal life insurance policies in conjunction with implementation of salary continuation plans for certain members of management, a deferred compensation plan for certain members of the Board of Directors, and for general funding of various benefit programs of the company. This plan was changed in 2004 and is currently being used by five directors. The expenses related to the deferral agreements are accrued in other expenses. The Company is the owner and beneficiary of these policies. The Bank has also formed a Rabbi trust and has irrevocably assigned some of these universal life insurance policies to the Rabbi trust in support of these salary continuation and deferred compensation benefits. The cash surrender value of the insurance policies totaled $43,051,000 and $31,796,000 as of December 31, 2006 and 2005. Income from these policies is recorded in non-interest income and the load, mortality and surrender charges have been recorded as a reduction to non-interest income. An accrued liability of $4,286,000 and $3,885,000 as of December 31, 2006 and 2005 was recorded to reflect the present value of the expected future benefits for the salary continuation plans and the deferred compensation benefits and was included in other liabilities. Salary continuation expense of $424,000 and $339,000 and deferred compensation expense of $106,000 and $89,000 was recorded for the years ending December 31, 2006 and 2005. For further information on the director elective income deferral agreements and salary continuation agreements, see “NOTE 11. Employee and Director Benefit Plans”.

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

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.

Income Tax Credits: The Company has investments in limited partnerships which own low income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As an investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and income tax credits. These income tax credits are earned over a 10-year period as a result of the investment meeting certain criteria and are subject to recapture over a 15-year period. The expected benefit resulting from the affordable housing income tax credits (“HTC”) is recognized in the period in which the tax benefit is recognized in the Company's consolidated tax returns. These investments are accounted for using the cost method and are evaluated at each reporting period for impairment. The Bank had gross investments in these partnerships of $13,800,000 and $11,727,000 as of December 31, 2006 and 2005. The difference between the Bank’s gross investment in these HTC partnerships and the net book value of these partnerships are other than temporary impairments that have been recorded to reflect the negative cash flows of these HTC projects and its effect on the value of the underlying assets of each partnership.

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

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative, that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. However, if a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within other comprehensive income. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings.

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

Earnings Per Share: Basic earnings per share (EPS) includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

On January 24, 2006, the Board of Directors authorized a $0.05 cash dividend payable on February 28, 2006. On May 2, 2006, August 25, 2006, November 2, 2006 and January 30, 2007, the Board of Directors authorized a $0.08 cash dividend payable on June 2, 2006, September 14, 2006, December 4, 2006, and February 28, 2007 respectively.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the years ended December 31:

	For The Year Ended December 31,

(Dollars in thousands, except per share data)	2006	2005	2004
Basic EPS Computation:
Net income	$22,676	$20,954	$12,323
Average common shares outstanding	10,692	10,500	10,323
Basic EPS	$2.12	$2.00	$1.19

Diluted EPS Computations:
Net income	$22,676	$20,954	$12,323
Average common shares outstanding	10,692	10,500	10,323
Effect of stock options	259	321	432
Total weighted average shares and common stock equivalents	10,951	10,821	10,755
Diluted EPS	$2.07	$1.94	$1.15

In 2006, 2005, and 2004 there were options covering 141,261, 17,051, and 0 shares that were not considered in the earnings per share computations because the option exercise price was in excess of the stock closing price on December 31, 2006, 2005 and 2004 making these shares anti-dilutive.

Share-Based Payment: The Company maintains a stock option plan for certain directors, executives, and officers. The plan stipulates that (i) all options have an exercise price equal to the fair market value on the date of grant; (ii) all options have a ten-year term and become exercisable as follows: 25% at date of issuance and 25% per year for the subsequent three years; and (iii) all must be exercised within 90 days following termination of employment or they expire. The Company’s stock option plan is designed to correlate stock price performance with officer and Director compensation. The shares issued pursuant to the Company’s plan are newly issued, registered and non-restrictive.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income would have been reduced to the proforma amounts indicated as follows:

	Years Ended December 31,
(Dollars in thousands)	2005	2004
NET INCOME:
As reported net income	$20,954	$12,323
Equity compensation, net of income tax effect of $555 in 2005 and $814 in 2004	2,431	876
Pro-forma net income	$18,523	$11,447

BASIC EARNINGS PER SHARE:
As reported	$2.00	$1.19
Pro-forma	$1.76	$1.11

DILUTED EARNINGS PER SHARE:
As reported	$1.94	$1.15
Pro-forma	$1.71	$1.06

Total compensation expense related to the issuance of options that would have been reported was $2,951,000 and $972,000 during 2005 and 2004, respectively.

The per share weighted average fair value of stock options granted during 2005 and 2004 was $10.11 and $7.76 on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: 2005 and 2004 expected dividend yield of 0.5% and 0.4%; 2005 and 2004 expected volatility of 29% and 26%; and a risk free interest rate of 4.07% and 4.00% for 2005 and 2004, and an expected life of 6.32 and 7 in 2005 and 2004, respectively.

Comprehensive Income: Comprehensive income consists of net income, unrealized gains (losses) on securities and certain derivative instruments, and minimum pension liabilities and is presented in the consolidated statements of income and comprehensive income.

Reclassifications: Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the 2006 presentation.

NOTE 2. Investment Securities

The amortized cost and estimated market value of investment securities at December 31 are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2006
Available for Sale Securities:
U.S. government agencies	$40,828	$-	$629	$40,199
State & political subdivisions	1,273	-	7	1,266
Mortgage-backed securities	183,201	549	2,607	181,143
Collateralized mortgage obligations	14,113	0	329	13,784
Total debt securities	239,415	549	3,572	236,392
Agency preferred stock	5,093	573	-	5,666
Equity securities	14,667	-	187	14,480
Total available for sale securities	$259,175	$1,122	$3,759	$256,538

Held to Maturity Securities:
State and political subdivisions	$99,747	$787	$1,225	$99,309
Mortgage-backed securities	55,599	260	1,260	54,599
Collateralized mortgage obligations	12,712	-	354	12,358
Total held to maturity securities	$168,058	$1,047	$2,839	$166,266

2005
Available for Sale Securities:
U.S. government agencies	$41,098	$1	$865	$40,234
State & political subdivisions	1,293	1	8	1,286
Mortgage-backed securities	211,181	257	3,267	208,171
Collateralized mortgage obligations	33,008	-	592	32,416
Total Debt Securities	286,580	259	4,732	282,107
Agency preferred stock	11,001	281	336	10,946
Equity securities	25,562	-	460	25,102
Total available for sale securities	$323,143	$540	$5,528	$318,155

Held to Maturity Securities:
State & political subdivisions	$100,045	$749	$1,781	$99,013
Mortgage-backed securities	62,484	392	1,627	61,249
Collateralized mortgage obligations	18,496	-	525	17,971
Total held to maturity securities	$181,025	$1,141	$3,933	$178,233

At December 31, 2006 and 2005, investment securities with carrying values of approximately $280,182,000 and $452,337,000, respectively, were pledged as collateral for deposits of public funds, government deposits, and the Bank's use of the Federal Reserve Bank's discount window. The Bank is a member of the Federal Reserve Bank and the Federal Home Loan Bank. The Bank carried balances, stated at cost, of $7,331,000 and $7,888,000 of Federal Home Loan Bank stock and $1,247,000 and $1,187,000 of Federal Reserve Bank stock as of December 31, 2006 and 2005. Gross realized gains on sale of available for sale securities of $1,009,000, $0, and $50,000 were recognized in 2006, 2005, and 2004. Gross losses on sale of available for sale securities were $387,000, $0, and $3,715,000 in 2006, 2005, and 2004. The gross losses on sale of available for sale securities in 2004 is composed of an unrealized other-than-temporary impairment loss of $3,709,000 and a realized loss of $6,000 on the sale of available for sale securities.

The carrying and estimated fair values of debt securities at December 31, 2006 by contractual maturity, are shown on the following table. Actual maturities may differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Available for Sale Debt Securities:
One year or less	$5,000	$4,893
One to five years	36,080	35,556
Five to ten years	235	232
Over ten years	786	784
Mortgage-backed securities and CMOs	197,314	194,927
Total available for sale debt securities	$239,415	$236,392

Held to Maturity Debt Securities:
One year or less	$473	$237
One to five years	17,209	16,784
Five to ten years	30,378	30,532
Over ten years	51,687	51,756
Mortgage-backed securities and CMOs	68,311	66,957
Total held to maturity debt securities	$168,058	$166,266

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006, were as follows:

	Less than 12 Months		12 months or More		Total
(Dollars in thousands)	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available for Sale:
U.S. government agencies	$-	$-	$629	$40,176	$629	$40,176
State and political subdivisions	-	-	7	794	7	794
Mortgage-backed securities	-	-	2,607	84,794	2,607	84,794
Collateralized mortgage obligations	-	-	329	13,784	329	13,784
Equity securities	95	2,531	92	2,908	187	5,439
	$95	$2,531	$3,664	$142,456	$3,759	$144,987

Held to Maturity Securities:
State and political subdivisions	$32	$6,106	$1,193	$34,065	$1,225	$40,171
Mortgage-backed securities	1	565	1,259	44,828	1,260	45,393
Collateralized mortgage obligations	-	-	354	12,358	354	12,358
	$33	$6,671	$2,806	$91,251	$2,839	$97,922

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

The Company has determined that unrealized losses on debt securities were primarily the result of increases in interest rates over the last year. The Company has the ability and intent to retain it’s investments until maturity or until anticipated recovery in market value occurs. No other-than-temporary impairment was recorded in 2006 or 2005.

The Company holds an investment in a CRA mutual fund that had a fair market value of $2,908,000 and an unrealized loss of $92,000 as of December 31, 2006. This mutual fund has been in an unrealized loss position for more than 12 consecutive months as of December 31, 2006. Due to the fact the Company has the ability and intent to hold this investment until a market price recovery, this investment is not considered other-than-temporarily impaired.

NOTE 3. Loans

Loans at December 31 Consisted of the Following:

(Dollars in thousands)	2006	2005
Commercial	$320,121	$274,312
Agricultural	81,568	72,792
Real estate - mortgage	542,080	471,266
Real estate - construction	177,233	167,992
Consumer	103,759	82,534
Gross loans	1,224,761	1,068,896
Less allowance for loan losses	(14,031)	(14,776)
Net loans	$1,210,730	$1,054,120

Non-consumer loans are net of deferred loan fees of $3,625,000 and $3,183,000, as of December 31, 2006 and 2005. Since the Bank for competitive reasons is unable to charge loan fees greater than the costs associated with originating and servicing consumer loans, consumer loans are reported net of deferred loan costs of $2,122,000 and $874,000 as of December 31, 2006 and 2005. During 2006 the Bank pledged loans for collateral with the value of $443,450,000 for a borrowing line with the Federal Home Loan Bank.

Non-accrual loans totaled $2,375,000 and $1,692,000 at December 31, 2006 and 2005. Foregone interest on non-accrual loans was approximately $137,000, $63,000, and $4,000 for the years ended December 31, 2006, 2005 and 2004.

At December 31, 2006 and 2005, the recorded investment in impaired loans was $2,375,000 and $1,692,000. The Company had no loans with specific allowance for loan losses against impaired loans at December 31, 2006 as compared to $254,000 at December 31, 2005. The average outstanding balance of impaired loans for the years ended December 31, 2006, 2005 and 2004 was $2,591,000, $2,236,000, and $4,206,000 on which $168,000, $88,000, and $216,000 was recognized as interest income on a cash basis.

At December 31, 2006 and 2005, the collateral value method was used to measure impairment for all loans classified as impaired. The following table shows the recorded investment in impaired loans by loan category at December 31:

(Dollars in thousands)	2006	2005
Commercial	$982	$1,684
Agricultural	1,208	8
Consumer and other	185	-
Balance at end of year	$2,375	$1,692

The following is a summary of changes in the allowance for loan losses during the years ended December 31:

(Dollars in thousands)	2006	2005	2004
Balance at beginning of year	$14,776	$13,605	$12,524
Loans charged-off	(2,629)	(1,982)	(2,296)
Recoveries of loans previously charged-off	1,484	1,102	646
Provision for loan losses	400	2,051	2,731
Balance at end of year	$14,031	$14,776	$13,605

The following is a summary of changes in the reserve for unfunded loan commitments during the years ended December 31:

(Dollars in thousands)	2006	2005	2004
Balance at beginning of year	$717	$679	$739
Change in reserve	(7)	38	(60)
Balance at end of year	$710	$717	$679

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

Activity in loans to, or guaranteed by, directors and executive officers and their related businesses at December 31, are summarized as follows:

(Dollars in thousands)	2006	2005
Balance at beginning of year	$2,489	$2,133
Loan advances and renewals	597	1,102
Loans matured or collected	(1,362)	(746)
Balance at end of year	$1,724	$2,489

NOTE 4. Premises and Equipment

Premises and equipment consisted of the following at December 31:

(Dollars in thousands)	2006	2005
Land	$3,506	$3,506
Buildings	27,641	17,181
Leasehold improvements	6,241	3,016
Furniture and equipment	20,866	15,837
Construction in progress	4,002	6,198
Subtotal	$62,257	$45,738
Less accumulated depreciation and amortization	19,936	16,768
Premises and equipment, net	$42,320	$28,970

Depreciation expense totaled $3,168,000, $2,411,000, and $1,717,000, in 2006, 2005, and 2004. Interest capitalized during the branch office construction period totaled $9,000 and $6,000 in 2006 and 2005.

NOTE 5. Other Borrowings
The following is a summary of selected information for other borrowings. These borrowings generally mature in less than one year:

	As of December 31,
(Dollars in thousands)	2006		2005		2004
	Amount	Interest Rate(s)	Amount	Interest Rate(s)	Amount	Interest Rate(s)
Treasury tax loan (1)	$2,404	5.04%	$5,474	4.00%	$5,853	1.87%
FHLB advances	26,500	4.16-5.07%	36,885	2.00-5.05%	59,900	2.18-6.83%
Mortgage note	2,793	7.80%	2,869	7.80%	2,940	7.80%
Total short term borrowings	$31,697		$45,228		$68,693
(1) The Treasury tax loan is a variable rate product that reprices weekly based on the Federal Funds rate. The account is payable on a daily basis.

The Company maintains a secured line of credit with the Federal Home Loan Bank of San Francisco (FHLB). Based on the FHLB stock requirements at December 31, 2006, this line provided for maximum borrowings of $134,562,000 of which $46,500,000 was outstanding. At December 31, 2006 this borrowing line was collateralized by qualifying loans of $443,450,000. At December 31, 2005, the line of credit was collateralized by securities with a market value of $169,034,000. At December 31, 2004 the borrowing line was collateralized by securities with a market value of $172,585,000. The Company had additional secured, unused lines of credit of $27,927,000 and unsecured unused lines of credit of $76,800,000 at December 31, 2006. This compares with secured, unused lines of credit of $29,301,000 and unsecured unused lines of credit of $70,800,000 as of December 31, 2005.

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

The following is a summary of selected information for long-term borrowings. These borrowings generally mature in greater than one year.

(Dollars in thousands)			2006	2005	2004
	Weighted Average Interest Rate(s)	Maturity Dates	Amount	Amount	Amount
FHLB advances	3.80%	2011	$20,000	$56,500	$95,426
Repurchase agreement	5.69%	2010	100,000	100,000	-
Total long term borrowings			$120,000	$156,500	$95,426

Interest expense related to FHLB borrowings totaled $2,177,000, $4,447,000, and $4,368,000 in 2006, 2005, and 2004. Interest expense related to the mortgage note totaled $228,000, $247,000, and $253,000 in 2006, 2005, and 2004. This long term note is secured by Company land and buildings. Interest expense on the repurchase agreement was $5,455,000, $213,000, and $0 in 2006, 2005, and 2004. Interest expense on federal funds purchased was $914,000, $438,000, and $21,000 in 2006, 2005, and 2004. Other interest expense totaled $49,000, $36,000, and $15,000 in 2006, 2005, and 2004. The Company has no significant compensating balance arrangements.

Principal payments required to service the Company's borrowings during the next five years and thereafter for years ended December 31, are:

(Dollars in thousands)
2007	$31,697
2008	-
2009	-
2010	100,000
2011	20,000
Thereafter	-
Total borrowed funds	$151,697

NOTE 6. Junior Subordinated Debentures

At December 31, 2006 the Company had 3 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. As a result of adoption of FASB Interpretation Number 46R, the Company deconsolidated the Trusts as of and for the years ended December 31, 2006 and 2005. There was $31,960,000 and $16,496,000 of junior subordinated debentures issued and outstanding as of December 31, 2006 and 2005. The junior subordinated debentures were reflected as long-term debt in the consolidated balance sheets at December 31, 2006 and 2005.

County Statutory Trust I, County Statutory Trust II and County Statutory Trust III are Connecticut statutory trusts, which were formed for the purpose of issuing County Statutory Trust I Capital Securities, County Statutory Trust II Capital Securities and County Statutory Trust III Capital Securities (“Trust Preferred Securities”). The Trust Preferred Securities are described below. Following the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debt Securities (the Debt Securities) of the Company. The debt securities bear the same terms and interest rates as the related Trust Preferred Securities. The debt securities are the sole assets of the Trust. The Company has fully and unconditionally guaranteed all of the obligations of the Trust.

County Statutory Trust I issued $6,000,000 in Trust Preferred Securities on February 22, 2001. These securities pay interest at the rate of 10.20% and have a stated maturity date of February 22, 2031. They also have an optional redemption date of February 22, 2021. County Statutory Trust I interest on the Trust Preferred Securities is payable semi-annually and is deferrable, at the option of the Company for up to five years.

County Statutory Trust II issued $10,000,000 in Trust Preferred Securities on December 17, 2003. These securities pay interest at a variable rate of interest that was 8.32% at December 31, 2006, and have a stated maturity date of December 17, 2033. They have an optional redemption date of December 17, 2008. The interest rate on this issue is indexed to the average quarterly prime rate plus 0.07%, for the first five years, then after the optional redemption date of December 17, 2008, the rate will be indexed to the then-current 3 month LIBOR rate plus 2.85%. County Statutory Trust II interest on the Trust Preferred Securities is payable quarterly and is deferrable, at the option of the Company for up to five years.

County Statutory Trust III issued $15,000,000 in Trust Preferred Securities on June 23, 2006. These securities pay interest at a variable rate of interest that was 6.95% at December 31, 2006, and have a stated maturity date of September 15, 2036. The Company has an optional redemption date on any March 15, June 15, September 15 or December 15 on or after September 15, 2011. The interest rate on this issue is indexed to 3 month LIBOR plus 1.59%, interest payments begun September 15, 2006 and will be paid every March 15, June 15, September 15, and December 15 of each year during the term of the indenture.

The debentures issued, less the common securities of the Trusts, qualify as Tier 1 capital under the interim guidance issued by the Board of Governors of the FRB.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Debt Securities at their respective stated maturities or their earlier redemption. The Debt Securities are redeemable prior to maturity at the option of the Company on or after their respective optional redemption dates.

NOTE 7. Income Taxes

The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollars in thousands)	Federal	State	Total
2006
Current	$7,488	$2,308	$9,818
Deferred	560	242	780
	$8,048	$2,550	$10,598

2005
Current	$7,594	$2,961	$10,555
Deferred	(548)	(45)	(593)
	$7,046	$2,916	$9,962

2004
Current	$3,528	$4,174	$7,702
Deferred	(256)	(296)	(552)
	$3,272	$3,878	$7,150

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 consists of the following:

(Dollars in thousands)	2006	2005
Deferred Tax Assets:
Allowance for loan losses	$6,198	$6,514
Investment securities unrealized loss	784	1,675
Interest rate derivative unrealized loss	376	220
Other than temporary impairment of equity securities	680	1,560
Deferred compensation	1,717	1,634
Accrued pension liability	23	-
Intangible amortization	852	802
Non-accrual interest	58	43
Academy bond tax credits	82	55
Capital loss carry forward	568	-
Other	1.192	1,141
Total gross deferred tax assets	12,530	13,644
Less valuation allowance	(667)	(424)
Deferred tax assets	11,863	13,220

Deferred Tax Liabilities:
Investment in partnerships	746	706
FHLB stock dividends	573	371
Capitalization of loan costs and pre-paid assets	923	657
Fixed assets	85	244
Insurance accrual	-	57
Other	-	134
Total gross deferred tax liabilities	2,327	2,169
Net deferred tax assets	$9,536	$11,051

In assessing the Company’s ability to realize the tax benefits of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006 and 2005.

Management has recorded a valuation allowance of $667,000 and $424,000 against realized and unrealized capital losses on the preferred stock in the Company’s investment portfolio at December 31, 2006 and December 31, 2005. The company invested in preferred stock, which has been subject to a write down for permanent impairment of its value. Corporations can only deduct capital losses to the extent of capital gains. Unused capital losses in a year may be carried back three years, and forward for five years.

An initial valuation allowance was placed against capital losses in 2003 with an increase to the valuation allowance recorded in 2004, with the valuation allowance at December 31, 2004 being $424,000. The realizibility of this deferred tax asset was also reviewed at December 31, 2005, at which time management concluded no additional allowance was required.

In 2006 the Company sold a portion of the securities, and realized the capital loss. The Company also sold equity securities realizing a book gain in 2006. The activity for 2006 resulted in a net capital loss of $1,352,000 in 2006. The capital loss generated will be realized by carrying back the capital losses to 2003, 2004 and 2005 capital gains with the remainder carried forward. The capital losses expire in 2011. Management has evaluated the potential sources of future capital gains as of December 31, 2006, and concluded that the valuation allowance should be increased from $424,000 to $667,000.

A reconciliation of income tax at the federal statutory rate to the provision for income taxes follows:

(Dollars in thousands)	2006	2005	2004
Statutory federal income tax rate due, computed at an effective tax rate of 35% in 2006, 2005, and 2004	$11,646	$10,821	$6,815
State franchise tax, at statutory rate, net of federal income tax benefit	1,657	1,895	2,521
Tax exempt interest income, net	(1,113)	(1,116)	(726)
Housing tax credits	(968)	(980)	(1,028)
Death benefit from bank owned life insurance	(62)	(188)	-
Dividends received deduction	(75)	(124)	(112)
Increase in tax valuation allowance	243	-	404
Cash surrender value life insurance	(502)	(364)	(367)
Other	(228)	18	(357)
Provision for income taxes	$10,598	$9,962	$7,150

In April 2004, the Company amended 2001 and 2002 state income tax returns and paid $2,411,000 in state income taxes as part of the State of California’s Voluntary Compliance Initiative. The payment was related to the tax treatment of consent dividends received by the Bank from the Bank’s REIT subsidiaries.

As of December 31, 2006, the anticipated 2006 tax refund related to federal and state income taxes was $2,756,000.

NOTE 8. Regulatory Matters

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can result in mandatory and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Management believes, as of December 31, 2006 that the Company and the Bank met all capital adequacy requirements to which they are subject, including the ratio test for a “well capitalized” bank under the regulatory framework for prompt corrective action. The most recent notification from the FRB categorized the Company and the Bank as “well capitalized” under the FDICIA regulatory framework for prompt corrective action. Subsequent to this notification, there are no conditions or events that management believes have changed the risk based capital category of the Company and the Bank.

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

The Company's and Bank's actual capital amounts and capital ratios as of December 31, 2006 are as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$193,721	12.49%	$124,119	8%	$155,148	10%
Tier I capital (to risk weighted assets)	$178,764	11.52%	$62,059	4%	$93,089	6%
Leverage ratio(1)	$178,764	9.33%	$76,644	4%	$95,806	5%
The Bank:
Total capital (to risk weighted assets)	$167,238	10.83%	$123,523	8%	$154,404	10%
Tier I capital (to risk weighted assets)	$152,281	9.86%	$61,762	4%	$92,643	6%
Leverage ratio(1)	$152,281	7.98%	$76,313	4%	$95,392	5%
(1) The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.

The Company's and Bank's actual capital amounts and capital ratios as of December 31, 2005 are as follows:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$154,592	11.13%	$111,151	8%	$138,939	10%
Total I capital (to risk weighted assets)	$139,099	10.01%	$55,576	4%	$83,364	6%
Leverage ratio(1)	$139,099	8.57%	$64,960	4%	$81,200	5%
The Bank:
Total capital (to risk weighted assets)	$141,945	10.24%	$110,868	8%	$138,585	10%
Total I capital (to risk weighted assets)	$126,452	9.12%	$55,434	4%	$83,151	6%
Leverage ratio(1)	$126,452	7.80%	$64,830	4%	$81,038	5%
 (1) The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.

NOTE 9. Commitments, Contingencies, and Financial Instruments With Off-Balance Sheet Credit Risk

At December 31, 2006, the Company has operating lease rental commitments for remaining terms of one to twenty years. The Company has options to renew 21 of its leases for periods of 5 through 20 years. The minimum future commitments under non-cancelable lease agreements having terms in excess of one year at December 31, 2006 are as follows:

Years ended December 31,
(Dollars in thousands)
2007	$2,303
2008	2,184
2009	2,067
2010	1,905
2011	1,701
Thereafter	6,268
Total minimum lease payments	$16,428

Rent expense was approximately $2,196,000, $1,649,000, and $1,226,000 for the years ended December 31, 2006, 2005, and 2004.

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

Financial Instruments Whose Contractual Amount represents Risk:

	December 31,
(Dollars in thousands)	2006	2005
Commitments to extend credit	$445,189	$495,313
Standby letters of credit	$6,739	$15,160

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

NOTE 10. Time Deposits

At December 31, 2006 the aggregate maturities for customer time deposits are as follows:

(Dollars in thousands)
2007	$614,791
2008	17,258
2009	27,391
2010	3,843
2011	727
Thereafter	1,633
Total time deposits	$665,643

NOTE 11. Employee and Director Benefit Plans

The Company has a noncontributory employee stock ownership plan ("ESOP") and an employee savings plan covering substantially all employees. During 2006, 2005, and 2004 the Company contributed approximately $812,000, $649,000, and $578,000 to the ESOP. Under provisions of the ESOP, the Company can make discretionary contributions to be allocated based on eligible individual annual compensation, as approved by the Board of Directors. Contributions to the ESOP are recognized as compensation expense. For the years ended December 31, 2006, 2005, and 2004, the ESOP owned 628,656, 383,315, and 213,607 shares of the Company’s stock. ESOP shares are included in the weighted average number of shares outstanding for earnings per share computations. The employee savings plan allowed participating employees to contribute up to $15,000 each in 2006. Eligible employees above the age of 50 have the ability to contribute an additional $5,000 in catch up contributions in 2006. The Company matched 25% of the employees’ elective contribution, as defined, not to exceed 10% of eligible annual compensation. The expense relating to the 25% match was $277,000, $260,000 and $225,000 in 2006, 2005 and 2004.

The Company also maintains a non-qualified Director Elective Income Deferral Agreement plan for members of the board of directors of the Company and the Bank. Under the present deferred compensation plan, members of the board of directors have the ability to defer compensation they receive as directors until a future date elected by the director. The director then also elects either to be paid in a lump sum or annuity starting at the date elected by the director. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's Director Elective Income Deferral Agreement plan. The Bank has a Rabbi trust that contains specific life insurance contracts in support of the deferred compensation plans. Deferred compensation expense totaled $106,000, $88,000, and $97,000 in 2006, 2005, and 2004. Total liabilities carried by the Company for Director Elective Income Deferral totaled $672,000, $598,000, and $543,000 in 2006, 2005, and 2004 respectively.

The Company maintains a non-qualified salary continuation plan for certain senior executive officers of the Company and the Bank. Under the plan, the Company has agreed to pay these executives retirement benefits for a ten to fifteen year period after their retirement so long as they meet certain length of service vesting requirements. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company's salary continuation plan. The Bank has a Rabbi trust that contain specific life insurance contracts in support of the salary continuation plans. Salary continuation expense totaled $424,000, $376,000, and $484,000, in 2006, 2005, and 2004. Total liabilities carried by the Company for salary continuation totaled $3,614,000, $3,287,000, and $3,067,000 in 2006, 2005, and 2004 respectively.

Information pertaining to the activity in the salary continuation plan using the measurement date of December 31, is as follows:

(Dollars in thousands)	Pension Benefits 2006	Pension Benefits 2005
Change in Benefit Obligation
Benefit obligation, January 1	$3,287	$3,067
Service cost	231	167
Interest cost	193	209
Benefits paid	(150)	(156)
Actuarial gain	53	-
Benefit obligation, December 31	$3,614	$3,287
Change in plan assets
Plan assets at fair value, January 1	$-	$-
Actual return on plan assets	-	-
Company contributions	150	156
Benefits paid	(150)	(156)
Plan assets at fair value, December 31	$-	$-
Funded status	$(3,614)	$(3,287)
Unrecognized net loss (gain)	53	-
Net amount recognized	$(3,561)	$(3,287)
Amounts recognized in the statement of financial position, December 31
Prepaid benefit cost	$-	$-
Accrued benefit liability	(3,614)	(3,287)
Accumulated other comprehensive expense (income)	53	-
Net amount recognized	$(3,561)	$(3,287)

The following table sets forth the net periodic benefit cost recognized for the salary continuation plan:

(Dollars in thousands)	Pension Benefit Fiscal Year Ending 2006	Pension Benefit Fiscal Year Ending 2005
Components of net periodic benefit cost
Service cost	$231	$167
Interest cost	193	209
Net periodic benefit cost	$424	$376

The following table sets forth assumptions used in accounting for the plans:

The net periodic benefit cost was determined using the following assumptions
Discount rate	6%	7%
Salary scale	N/A	N/A
Expected return on plan assets	N/A	N/A

As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

The following table sets forth the expected benefit payments to participants to be made by the Company under the salary continuation plan for the years indicated:

(Dollars in thousands)
2007	$148
2008	298
2009	298
2010	298
2011	358
2012 - 2016	$2,200

The discount rate used to determine the minimum pension liability in 2006 was derived by using the Citicorp pension yield curve at December 31, 2006 and adjusting the rate for movements in 25 basis point increments.

NOTE 12. Share-Based Payment

In 1992, shareholders approved the adoption of an incentive stock option plan for bank management and a non-statutory stock option plan for directors. In 2002, shareholders approved the adoption of a new incentive stock option plan for bank management and a new non-statutory stock option plan for directors. The maximum number of shares issuable under the plans was 126,000 and was amended by the shareholders in 1995 and 2001 to 450,000 and 675,000 options available for grant. Options are available for grant under the plans at prices that equals fair market value of the stock at the date of grant. Options granted under both plans become exercisable 25% at the time of grant and 25% each year thereafter and expire 10 years from the date of grant.

Prior to January 1, 2006, the Company accounted for share-based payment expense using the intrinsic method, where the difference between the exercise price and the fair market value of the option on the date of grant is recognized as share-based payment expense.

Information as Reported in the Financial Statements

For the valuation of stock options, the Company used the following assumptions: a risk free rate of 4.6%; a volatility rate of 29.15%; an expected dividend rate of 0.73%; and an expected term of 5.87 years for the year ended December 31, 2006. For the valuation of stock options during the year ended December 31, 2005, the Company used the following assumptions: a risk free rate of 4.07%; a volatility rate of 29.00%; an expected dividend rate of 0.50%; and an expected term of 6.32 years.

The following table presents the stock option compensation expense included in the Company’s Consolidated Statements of Income and Comprehensive Income for the twelve months ended December 31, 2006:

Year Ended December 31, 2006
(Dollars in thousands)
Stock option compensation expense	$717
Tax benefit recorded related to stock option compensation expense	(46)
Decrease in net income	$671
Effect on:
Net income per share - basic	$(0.01)
Net income per share - diluted	$(0.01)

Option activity during 2006 is as follows:

(Shares in thousands)	# of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2006	753	$17.53
Options granted	126	$33.15
Options exercised	(185)	$15.30
Options forfeited	(14)	$32.28
Outstanding at December 31, 2006	680	$20.73
Exercisable at December 31, 2006	565	$18.21
Forfeited during 2006	14	$32.28

Option grants during 2006 and 2005 are as follows:

	December 31,
(Shares in thousands)	2006		2005
	# of Shares	Weighted-Average fair value	# of Shares	Weighted-Average fair value
Options granted	126	$11.42	253	$10.13

Option vesting activity that occurred during 2006:

(Shares in thousands)	# of Shares	Weighted-Average Fair Value
Non-vested options at January 1, 2006	43	$10.60
Options granted	126	$11.42
Options vested	(45)	$11.17
Options forfeited	(9)	$10.94
Non-vested options at December 31, 2006	115	$11.17

Vested option summary information as of December 31, 2006 is as follows:

(Shares and Dollars in thousands)	# of Shares	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Vested options exercisable at December 31, 2006	565	$7,939	6.23	$18.21
Total options outstanding at December 31, 2006	680	$7,954	6.74	$20.73

The vesting schedule for each option holder’s stock option contract is identical to the exercise schedule for each option contract. The total intrinsic value of options exercised was $3,303,000 and $2,233,000 for the years ended December 31, 2006 and December 31, 2005. Intrinsic value is defined as positive difference between the current market price for the underlying stock and the strike price of an option. The exercise price must be less than the current market price of the underlying stock to have intrinsic value. The total fair value of shares vested was $503,000 for the year ended December 31, 2006. Total future compensation expense related to nonvested awards was $1,285,000 with a weighted average period to be recognized of 2.33 years as of December 31, 2006. There are 2,570,308 shares authorized for grant under the Company’s stock option plan.

On November 29, 2005, the Company’s Board of Directors approved the 100% vesting of all existing unvested stock options outstanding. All the options affected had a positive intrinsic value, and were held by certain members of management and the Board of Directors. The Board took this action so that the Company would not be required to recognize equity compensation expense in the Consolidated Statements of Income and Comprehensive Income on the unvested portion of the stock options outstanding as of November 29, 2005. The unvested share-based payment expense related to this action was $2,409,000. During the year ended December 31, 2006, the additional amount of share-based payment expense that would have been recorded if the stock option vesting schedules had not been accelerated was $930,000, the tax benefit would have been $150,000, and net income would have been reduced by $780,000.

Share-based payment expense related to stock option activity was recorded at $717,000 for the year ended December 31, 2006 compared to $2,951,000 that would have been recorded for the year ended December 31, 2005. The $2,234,000 decrease is related to the November, 2005 action by the Board of Directors approving the accelerated vesting of all outstanding stock options at that time. The Board of Directors performed this action to mitigate the effect of the adoption of Financial Accounting Statement 123R. The Company received $2,836,000 and $1,642,000 in cash related to stock option exercises for the year ended December 31, 2006 and December 31, 2005. The Company recorded a tax benefit related to stock options of $1,248,000 and $520,000 for the year ended December 31, 2006 and December 31, 2005.

The following table summarizes information about options outstanding at December 31, 2006:

	Options outstanding				Options exercisable
Range of exercise prices	Number of shares outstanding	Weighted remaining contractual life		Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.81-6.06	120,637	3.09	Years	$5.53	120,637	$5.53
6.63-9.80	70,020	4.32		7.96	70,020	7.96
10.11-19.83	68,567	6.19		13.94	68,567	13.94
19.88-20.25	9,900	7.05		20.05	9,900	20.05
21.06-21.06	83,362	7.04		21.06	83,362	21.06
21.37-26.34	96,199	7.53		24.92	96,199	24.92
27.19-32.32	75,300	9.09		30.99	46,800	30.59
32.61-32.84	76,000	9.16		32.77	30,750	32.80
32.94-34.88	68,000	9.05		33.97	35,375	33.98
35.77 - 35.77	12,000	9.13		35.77	3,000	35.77
$3.81 - 35.77	679,985	6.74	Years	$20.73	564,610	$18.21
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

Borrowings: For these instruments, the fair value is estimated using rates currently available for similar borrowings with similar credit risk and for the remaining maturities.

Interest payable: The carrying amount of this asset is a reasonable estimate of fair value.
Commitments to extend credit and standby letters of credit: The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rate. The fair value of letters of credit is based on fees currently charged for similar arrangements or on the estimated cost to terminate them or otherwise settle the obligation with the counter parties at the recording date.

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

(Dollars in thousands)
2006	Carrying Amount	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$44,853	$44,853
Federal funds sold	150,680	150,680
Time deposits at other financial institutions	350	350
Available for sale investment securities	256,538	256,538
Held to maturity investment securities	168,058	166,266
Interest receivable	9,819	9,819
Bank owned life insurance	43,051	43,051
Net loans	1,210,730	1,205,505
Interest rate floor	314	314

FINANCIAL LIABILITIES:
Non-interest-bearing demand	287,723	287,723
Negotiable orders of withdrawal	225,481	225,481
Savings	436,494	436,494
Time deposits	665,643	665,643
Borrowings	151,697	152,034
Subordinated debentures	31,960	32,256
Interest payable	2,779	2,779
	Contract Amount
OFF-BALANCE SHEET:
Loan commitments	$445,189	$3,339
Standby letters of credit	6,739	67

(Dollars in thousands)
2005	Carrying Amount	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$61,331	$61,331
Federal funds sold	30,250	30,250
Time deposits at other financial institutions	350	350
Available for sale investment securities	318,155	318,155
Held to maturity investment securities	181,025	178,233
Interest receivable	8,305	8,305
Bank owned life insurance	31,796	31,796
Net loans	1,054,120	1,054,120
Interest rate floor	743	743

FINANCIAL LIABILITIES:
Non-interest-bearing demand	310,284	310,284
Negotiable orders of withdrawal	216,594	216,594
Savings	426,581	426,581
Time deposits	451,041	451,041
Borrowings	201,728	201,369
Subordinated debentures	16,496	20,138
Interest payable	1,524	1,524
	Contract Amount
OFF-BALANCE SHEET
Loan commitments	$495,313	$3,715
Standby letters of credit	15,160	152

NOTE 14. Parent Company Only Financial Information
This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed balance sheets of the Company as of December 31, 2006 and 2005 and the condensed statements of income and cash flows for the years ended December 31, 2006, 2005, and 2004:

CONDENSED BALANCE SHEETS	December 31,
(Dollars in thousands)	2006	2005
ASSETS
Cash and short-term investments	$19,197	$9,555
Investment in County Bank	152,151	125,598
Net premises and equipment	1,217	774
Other assets	8,831	5,008
Total assets:	$181,396	$140,935

LIABILITIES AND SHAREHOLDERS EQUITY:
LIABILITIES
Subordinated debentures	$31,960	$16,496
Capitalized lease	945	640
Other liabilities	911	1,554
Total liabilities:	33,816	18,690

Total shareholders’ equity	147,580	122,245

Total liabilities and shareholders’ equity	$181,396	$140,935

CONDENSED STATEMENT OF INCOME	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
INCOME:
Interest	$663	$245	$107
Management fees from subsidiaries	19,491	15,091	12,337
Other non-interest income	89	82	109
Total income	20,243	15,418	12,553
EXPENSES:
Interest on borrowings	2,067	1,287	1,088
Capitalized lease interest expense	53	50	72
Salaries and related benefits	8,350	6,637	5,506
Other non-interest expense	10,647	8,373	6,704
Total other expenses	21,117	16,347	13,370
Loss before income taxes and equity in undistributed earnings of subsidiaries	(874)	(929)	(817)
Income tax benefit	20	356	290
Equity in undistributed income of subsidiaries	23,530	21,527	12,850
Net income	$22,676	$20,954	$12,323

CONDENSED STATEMENT OF CASH FLOWS	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$22,676	$20,954	$12,323
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of fixed assets	425	423	344
Equity in undistributed earnings of subsidiaries	(23,530)	(21,527)	(12,850)
Increase in other assets	(977)	(1,313)	(793)
Increase (decrease) in other liabilities	(643)	375	850
Net cash used in operating activities	(2,049)	(1,088)	(126)

Investing activities:
Purchase of AFS equity securities	(2,531)	-	-
Investment portfolio market valuation	95
Capital contribution to subsidiary bank	(2,000)	-	-
Sale of subsidiary plus additional capital contributions		-	609
Purchase of premises and equipment	(868)	(430)	(313)
Net cash (used in) provided by investing activities	(5,304)	(430)	296

Financing activities:
Issuance of junior subordinated debentures	15,000	-	-
Net (decrease) increase in other borrowings and capitalized lease	305	(84)	(362)
Issuance of common stock related to exercise of stock options and employee benefit plans	4,801	2,646	2,911
Cash dividends and fractional shares	(3,112)	(1,886)	(1,158)
Net cash provided by financing activities	16,994	676	1,391
Increase decrease in cash and cash equivalents	9,641	(842)	1,561
Cash and cash equivalents at beginning of year	9,556	10,397	8,836
Cash and cash equivalents at end of year	$19,197	$9,555	$10,397

NOTE 15. Quarterly Results of Operations (Un-Audited)

	2006 Quarter Ended
(Dollars in thousands except per share amounts)	Dec 31	Sept 30	June 30	Mar 31
Interest income	$33,076	$31,020	$30,406	$27,647
Interest expense	15,011	12,871	10,930	9,289
Net interest income	18,065	18,149	19,476	18,358
Provision for loan losses	-	200	200	-
Non-interest income	2,928	3,156	3,422	2,632
Non-interest expenses	13,938	12,992	13,106	12,476
Income before income taxes	7,055	8,113	9,592	8,514
Income taxes	2,019	2,284	3,338	2,957
Net income	5,036	5,829	6,254	5,557

Basic earnings per share (1)	$0.47	$0.54	$0.59	$0.52
Diluted earnings per share (1)	$0.46	$0.53	$0.57	$0.51

	2005 Quarter Ended
(Dollars in thousands except per share amounts)	Dec 31	Sept 30	June 30	Mar 31
Interest income	$25,013	$23,487	$21,651	$20,013
Interest expense	7,477	6,520	5,650	5,073
Net interest income	17,536	16,967	16,001	14,940
Provision for loan losses	695	1,035	101	220
Non-interest income	2,527	2,666	2,340	2,669
Non-interest expenses	11,369	10,300	10,702	10,308
Income before income taxes	7,999	8,298	7,538	7,081
Income taxes	2,612	2,845	2,412	2,093
Net income	5,387	5,453	5,126	4,988

Basic earnings per share (1)	$0.51	$0.52	$0.49	$0.48
Diluted earnings per share (1)	$0.50	$0.50	$0.47	$0.47
(1) Basic and diluted earnings per share calculations are based upon the weighted average number of shares outstanding during each period. Full year weighted average shares differ from quarterly weighted average shares and, therefore, annual earnings per share may not equal the sum of the quarters.

NOTE 16. Derivatives

During the third quarter of 2005, the Company purchased an interest rate floor contract from Wachovia Bank to be effective from October 1, 2005 until September 1, 2010, at a price of $1,270,000 which will be amortized over the life of the contract. The notional amount of the floor is $100,000,000 with a strike rate of 6.5% vs. the Prime rate as published in the H15 bulletin from the Federal Reserve Bank for the first of each month. The interest rate floor provides the Company with partial protection against an interest rate downturn on loans that are indexed off the Prime rate through September 1, 2010. The floor is designated as a cash flow hedge. The Company assesses the effectiveness of the interest rate floor contract based on changes in the option’s intrinsic value. The change in the time value of the contract is excluded from the assessment of the hedge effectiveness and such planned ineffectiveness is recorded as a reduction in interest income. For the year ended December 31, 2006, the Company recognized a net reduction in interest income of $58,000 and December 31, 2005, the Company recognized a net reduction in interest income of $4,000. Management does not expect the instrument to have a material impact on the financial statements in future years.

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

The fair value and notional amounts for trading derivatives at December 31, 2006 and December 31, 2005 are presented below.

	December 31, 2006
(Dollars in thousands)	Fair Value	Notional Amount
Purchased option, Interest rate floor	$314	$100,000

	December 31, 2005
(Dollars in thousands)	Fair Value	Notional Amount
Purchased option, interest rate floor	$743	$100,000

NOTE 17. Subsequent Events

Subsequent to year end 2006, the Company placed loans aggregating $13,343,000 to one borrower for the construction of a Planned Unit Development on non-accrual. The Bank recorded a reduction in interest income of $421,000 in relation to this loan in 2007. The Bank has stopped funding the construction upon determining that there appeared to be significant cost overruns, disputes with the municipality and other project related issues. At this time, Management is reviewing the situation to determine the financial impact if any to the Company. Because the loans would become 90 days past due prior to the completion of our review, the loans were put on non-accrual.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in the Company’s accountants nor any disagreements with those accountants on accounting and financial disclosure during 2006.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 pursuant to Exchange Act Rule 13a-15b. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

1	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;

2
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) as of December 31, 2006.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the Company’s financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, these risks.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued a report on management's assessment of the Company's internal control over financial reporting as of December 31, 2006. The report expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the section of the Company's 2007 Proxy Statement titled "Election of Directors".

ITEM 11. EXECUTIVE COMPENSATION

As permitted by the Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company's 2007 Proxy Statement titled "Information Pertaining to Election of Directors".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the sections of the Company's 2007 Proxy Statement, titled “Beneficial Ownership of Management” and “Principal Shareholders.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the Company's Proxy Statement, which was filed on or about March 14, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As permitted by the Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company’s 2007 Proxy Statement titled “Auditor Fees”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules
An index of all financial statements and schedules filed as part of this Form 10-K appears below and the material which begins on the pages of Item 8 of this Report listed below.

(b) Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The Exhibit Index is located after the signature page of this report on Form 10-K.

(c) Financial Statement Schedules

All other supporting schedules are omitted because they are either not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2007.

CAPITAL CORP OF THE WEST

Date: March 14, 2007	By: /s/ Thomas T. Hawker
THOMAS T. HAWKER
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2007	By: /s/ David A. Heaberlin
DAVID A. HEABERLIN
Executive Vice President and
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jerry E. Callister	Chairman of the	March 14, 2007
JERRY E. CALLISTER	Board of Directors

/s/ Thomas T. Hawker	Director/CEO and	March 14, 2007
THOMAS T. HAWKER	Principal Executive Officer

/s/ David A. Heaberlin	Chief Financial Officer	March 14, 2007
DAVID A. HEABERLIN	Principal Financial and
Accounting Officer

/s/ Dorothy L. Bizzini	Director	March 14, 2007
DOROTHY L. BIZZINI

/s/ David X. Bonnar	Director	March 14, 2007
DAVID X. BONNAR

/s/ John Fawcett	Director	March 14, 2007
JOHN FAWCETT

/s/ Curtis R. Grant	Director	March 14, 2007
CURTIS R. GRANT

/s/ G. Michael Graves	Director	March 14, 2007
G MICHAEL GRAVES

/s/ Curtis Riggs	Director	March 14, 2007
CURTIS RIGGS

/s/ Jerry Tahajian	Director	March 14, 2007
JERRY TAHAJIAN

/s/ Tom A. L. Van Groningen	Director	March 14, 2007
TOM A. L. VAN GRONINGEN

Exhibit Index

The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this 10-K
Exhibit Number	Exhibit
3.1
Articles of Incorporation as in effect on April 8, 2005 (incorporated by reference to Exhibit 3.2 of Admendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

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
10.8
Salary Continuation Agreement dated July 20, 2005, between Capital Corp of the West and John J. Incandela, Executive Vice President and Chief Credit Officer of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated February 14, 2006)
*
10.9	Severance Agreement dated June 20, 2005 between Capital Corp of the West and John J. Incandela (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated February 14, 2006).	*
10.10	Change-in-Control Agreement between R. Dale McKinney and Capital Corp of the West (filed as Exhibit 10.6 of the Annual Report on Form 10-K of the registrant for the year ended December 31, 1999).	*
10.11	[Reserved]
10.12
Amended Executive Salary Continuation Agreement between senior executive management and Capital Corp of the West. (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003).
*
10.13
Press Release of the registrant dated November 29, 2005 announcing acceleration of stock option vesting (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated November 29, 2005).
*
10.14
Salary Continuation Agreement dated April 1, 2006, between Capital Corp of the West and Katherine Wohlford, Executive Vice President and Chief Administrative Officer of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated April 7, 2006, as amended by Amendment No. 1)
*
10.15
Severance Agreement dated March 29, 2006 between Capital Corp of the West and Katherine Wohlford (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated April 7, 2006, as amended by Amendment No. 1).
*
10.16
Salary Continuation Agreement dated June 26, 2006, between Capital Corp of the West and Richard de la Pena, Executive Vice President and General Counsel of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated July 7, 2006)
*
10.17	Severance Agreement dated June 26, 2006 between Capital Corp of the West and Richard de la Pena (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated July 7, 2006).	*
10.18
Salary Continuation Agreement dated June 19, 2006, between Capital Corp of the West and David A. Haeberlin, Executive Vice President and Chief Financial Officer of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated July 7, 2006)
*
10.19	Severance Agreement dated June 19, 2006 between Capital Corp of the West and David A. Haeberlin (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated July 7, 2006).	*
10.20	Form of Director Elective Income Deferral Agreement (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*
10.21
Director Elective Income Deferral Agreement between Dorothy Bizzini and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)
*
10.22
Director Elective Income Deferral Agreement between David Bonnar and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)
*
10.23
Director Elective Income Deferral Agreement between John Fawcett and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)
*
10.24
Director Elective Income Deferral Agreement between Jerry E. Callister and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)
*
11	Statement Regarding the Computation of Earnings Per Share (incorporated herein by reference from Note 1 of the Company's Consolidated Financial Statements, filed as Exhibit 13 to this report).
14	Code of Ethics (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 7, 2004).
21	List of Subsidiaries
23.1	Independent Registered Public Accounting Firm’s Consent Regarding Financial Statements
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
*	Denotes management contract or compensatory plan arrangement.

E-1