Form 10-Q
period 2007-05-09
CAPITAL CORP OF THE WEST
filed 2007-05-10
CIK 1004740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	IRS Employer ID Number

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

The number of shares outstanding of the registrant’s common stock, no par value, as of May 5, 2007 was 10,778,494. No shares of preferred stock, no par value, were outstanding at May 5, 2007.

Capital Corp of the West

PART I. -- FINANCIAL INFORMATION

PART II. -- OTHER INFORMATION

Capital Corp of the West
Consolidated Balance Sheets
(Unaudited)

	As of March 31,	As of December 31,
(Dollars in thousands)	2007	2006

ASSETS:
Cash and non-interest-bearing deposits in other banks	$45,819	$44,853
Federal funds sold	50,590	150,680
Time deposits at other financial institutions	350	350
Investment securities available for sale, at fair value	248,801	256,538
Investment securities held to maturity, at cost; fair value of $165,188 and $166,266 at March 31, 2007 and December 31, 2006	165,942	168,058
Loans, net of allowance for loan losses of $14,165 and $14,031 at March 31, 2007 and December 31, 2006	1,221,254	1,210,730
Interest receivable	8,700	9,819
Premises and equipment, net	45,409	42,320
Goodwill	1,405	1,405
Cash value of life insurance	43,460	43,051
Investment in housing tax credit limited partnerships	9,868	10,082
Other assets	15,009	23,653
Total assets:	$1,856,607	$1,961,539

LIABILITIES:
Deposits:
Non-interest-bearing demand	$240,369	$287,723
Negotiable orders of withdrawal	231,636	225,481
Savings	430,037	436,494
Time, under $100,000	327,953	299,409
Time, $100,000 and over	304,510	366,234
Total deposits	1,534,505	1,615,341

Other borrowings	125,324	151,697
Junior subordinated debentures	31,960	31,960
Accrued interest, taxes and other liabilities	13,173	14,961
Total liabilities	1,704,962	1,813,959

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, no par value; 20,000,000 shares authorized; 10,778,494 and 10,760,762 issued and outstanding at March 31, 2007 and December 31, 2006	65,350	64,586
Retained earnings	87,726	84,614
Accumulated other comprehensive loss, net	(1,431)	(1,620)
Total shareholders’ equity	151,645	147,580

Total liabilities and shareholders’ equity	$1,856,607	$1,961,539

See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Interest income:
Interest and fees on loans	$25,278	$22,223
Interest on deposits with other financial institutions	5	5
Interest on investments held to maturity:
Taxable	813	942
Non-taxable	921	941
Interest on investments available for sale:
Taxable	2,952	3,476
Non-taxable	11	11
Interest on federal funds sold	1,235	49
Total interest income	31,215	27,647

Interest expense:
Interest on negotiable orders of withdrawal	585	360
Interest on savings deposits	3,510	1,869
Interest on time deposits, under $100	3,659	1,888
Interest on time deposits, $100 and over	4,184	2,384
Interest of federal funds purchased	-	442
Interest on other borrowings	1,858	1,971
Interest on junior subordinated debentures	675	375
Total interest expense	14,471	9,289

Net interest income	16,744	18,358
Provision for loan losses	200	-
Net interest income after provision for loan losses	16,544	18,358

Noninterest income:
Service charges on deposit accounts	1,705	1,421
Increase in cash value of life insurance	409	306
Other	845	905
Total noninterest income	2,959	2,632

Noninterest expenses:
Salaries and related expenses	7,808	6,859
Premises and occupancy	1,544	1,189
Equipment	1,184	991
Professional fees	811	920
Supplies	229	236
Marketing	313	387
Community support donations	180	218
Intangible amortization	-	11
Communications	348	356
Other	1,490	1,309
Total noninterest expenses	13,907	12,476

Income before provision for income taxes	5,596	8,514
Provision for income taxes	1,620	2,957
Net income	$3,976	$5,557
Basic earnings per share	$0.37	$0.52
Diluted earnings per share	$0.36	$0.51

See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated other
(Amounts in thousands)	Number of shares	Amounts	Retained earnings	Comprehensive (loss) gain	Total
Balance, December 31, 2005	10,575	$59,785	$65,049	$(2,589)	$122,245
Exercise of stock options, including tax benefit of $10	88	1,289	-	-	1,289
Effect of share-based payment expense	-	226	-	-	226
Net change in fair value of available for sale investment securities, net of tax effect of $93	-	-	-	(128)	(128)
Net change in fair value of interest rate floor, net of tax benefit of $153	-	-	-	(211)	(211)
Cash dividends	-	-	(531)	-	(531)
Net income	-	-	5,557	-	5,557
Balance, March 31, 2006	10,663	$61,300	$70,075	$(2,928)	$128,447

Balance, December 31, 2006	10,761	$64,586	$84,614	$(1,620)	$147,580
Exercise of stock options, including tax benefit of $18	17	215	-	-	215
Effect of share-based payment expense	-	549	-	-	549
Net change in fair value of available for sale investment securities, net of tax effect of $129	-	-	-	142	142
Net change in fair value of interest rate floor, net of tax effect of $34	-	-	-	47	47
Cash dividends	-	-	(864)	-	(864)
Net income	-	-	3,976	-	3,976
Balance, March 31, 2007	10,778	$65,350	$87,726	$(1,431)	$151,645
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended March 31,
(Amounts in thousands)	2007	2006
Net income	$3,976	$5,557
Unrealized gain (loss) on securities arising during the year, net	142	(128)
Unrealized gain (loss) on interest rate floor arising during the year, net	25	(213)
Reclassification adjustment for losses realized in net income, net of tax (benefit of $15 in 2007 and benefit of $1 in 2006 for the time periods presented)	22	2
Comprehensive income	$4,165	$5,218

 See accompanying notes to consolidated financial statements.

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2007	2006
Operating activities:
Net income	$3,976	$5,557
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	200	-
Depreciation, amortization and accretion, net	1,979	1,772
Origination of loans held for sale	(1,517)	(433)
Proceeds from sales of loans	2,262	599
Gain on sale of loans	(65)	(40)
Increase in cash value of life insurance	(409)	(306)
Non-cash share based payment expense	549	226
Net decrease in interest receivable & other assets	9,887	16,120
Net (increase) decrease in accrued interest, taxes and other liabilities	(1,788)	3,021
Net cash provided by operating activities	15,074	26,516

Investing activities:
Investment securities purchased - available for sale securities	(107)	(232)
Investment securities purchased - held to maturity securities	-	(2,568)
Proceeds from maturities of available for sale investment securities	8,084	13,783
Proceeds from maturities of held to maturity investment securities	1,947	3,865
Proceeds from sales of available for sale securities	-	1,071
Loans purchased	-	(30,015)
Net increase in loans	(12,208)	(70,567)
Purchases of premises and equipment	(4,056)	(2,768)
Net cash used in investing activities	(6,340)	(87,431)

Financing activities:
Net (decrease) increase in demand, NOW and savings deposits	(47,656)	(72,219)
Net (decrease) increase in certificates of deposit	(33,180)	85,853
Net proceeds from federal funds purchased	-	48,950
Net decrease in other borrowings	(26,373)	(38,976)
Payment of cash dividends	(864)	(531)
Exercise of stock options	197	1,279
Tax benefits related to exercise of stock options	18	10
Net cash (used in) provided by financing activities	(107,858)	24,366

Net decrease in cash and cash equivalents	(99,124)	(36,549)

Cash and cash equivalents at beginning of period	195,533	91,581
Cash and cash equivalents at end of period	$96,409	$55,032

Supplemental disclosure of noncash investing and financing activities:
Interest rate floor unrealized gain (loss), net of taxes	$47	$(211)
Interest paid	14,120	8,427
Income tax payments	-	-
Investment securities unrealized gain (loss), net of tax	$142	$(128)

See accompanying notes to consolidated financial statements

Capital Corp of the West
Notes to Consolidated Financial Statements
March 31, 2007 and December 31, 2006
(Unaudited)

GENERAL COMPANY

Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. The Company at March 31, 2007 had total assets of $1.86 billion and total shareholders’ equity of $151.6 million. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company's primary asset is the Bank and the Bank is the Company's primary source of income. As of May 5, 2007, the Company had outstanding 10,778,494 shares of Common Stock, no par value, held by approximately 1,700 shareholders. There were no preferred shares outstanding at May 5, 2007. The Company has one wholly-owned inactive non-bank subsidiary, Capital West Group (“CWG”). The Bank has two wholly-owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”) a real estate company and County Asset Advisors (“CAA”) . CAA is currently inactive, and MAID has limited operations serving as the owner of certain bank properties. All references herein to the Company includes all subsidiaries of the Company, the Bank and the Bank's subsidiaries, unless the context otherwise requires. The Company is also the parent of County Statutory Trust I, County Statutory Trust II, and County Statutory Trust III, which are all trust subsidiaries established to facilitate the issuance of trust preferred securities.

GENERAL BANK

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is a member of the Federal Reserve System.

INDUSTRY AND MARKET AREA

Capital Corp of the West/County Bank is a community bank with operations located mainly in the San Joaquin Valley of Central California. The corporate headquarters and main branch facility are located at 550 West Main Street, Merced, California in a three-story building which is approximately 29,000 square feet of office space with a two-story, attached parking garage. In addition to this facility, there are three support centers in downtown Merced with an additional square footage of 33,000 square feet of office space.

The Bank currently has 26 branch operations located in the Central Valley, 1 branch operation in San Francisco, and 1 branch operation in San Jose. The Central Valley operations include branches located in: Merced (2), Atwater, Los Banos, Hilmar, Sacramento, Sonora, Turlock (2), Modesto (2), Riverbank, Ceres, Newman, Dos Palos, Livingston, Mariposa, Madera, Clovis (2), Fresno (5), and Stockton. The Bank owns ten of these branch facilities and the remaining eighteen facilities are leased. The Management of the Bank believes that the facilities will be adequate to accommodate operations for the foreseeable future.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at March 31, 2007 and December 31, 2006 and the results of operations for the three month periods ended March 31, 2007 and 2006, and the statements of cash flows for the three months ended March 31, 2007 and 2006 have been included therein. The interim results for the three months ended March 31, 2007 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2006.

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

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ended March 31, 2007 and 2006:

	For The Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2007	2006

Basic EPS computation:
Net income	$3,976	$5,557
Average common shares outstanding	10,774	10,599
Basic EPS	$0.37	$0.52

Diluted EPS Computations:
Net income	$3,976	$5,557
Average common shares outstanding	10,774	10,599
Effect of stock options	195	322
	10,969	10,921
Diluted EPS	$0.36	$0.51

INTANGIBLE ASSETS

The Company fully amortized all remaining core deposit premium intangible in 2006 leaving goodwill as the only intangible asset recorded. Goodwill is reviewed at least annually for potential impairment. Amortization of the core deposit premium intangible and other intangibles was $11,000 during the first quarter of 2006. Core deposit premium intangibles of $460,000 and $4,340,000 were initially recorded as a result of purchasing deposits from Town and Country Finance and Thrift in July, 1996 and the purchase of three branches from Bank of America in December, 1997, respectively.

BORROWED FUNDS

For the three months ended March 31, 2007, the Company decreased other borrowings which were obtained primarily from the Federal Home Loan Bank and Pacific Coast Bankers’ Bank. The decrease in other borrowings totaled $26,373,000 for the three months ended March 31, 2007. The decrease in other borrowings is primarily due to Management’s decision not to renew maturing borrowings.

SHARE-BASED PAYMENT

The Company maintains a stock option plan for certain directors, executives, and officers. The plan stipulates that (i) all options have an exercise price equal to the fair market value on the date of grant; (ii) all options have a ten-year term and become exercisable as follows: 25% at date of issuance and 25% per year for the subsequent three years; and (iii) all must be exercised within 90 days following termination of employment or they expire. The Company’s stock option plan is designed to provide equity compensation to officers and directors that is based on Company stock price performance. The shares issued pursuant to the Company’s plan are newly issued, registered and non-restrictive.

On January 1, 2006, the Company began recording share-based payment expense in accordance with Statement of Financial Accounting Standards No. 123-R, Share-based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock option awards now includes quarterly amortization of the remaining unvested portion of stock options outstanding prior to January 1, 2006. Share-based payment expense was recorded as a non-cash expense increase in salaries and benefits expense, which had the effect of reducing net income, earnings per share, and diluted earnings per share. Share-based payment expense is recorded on a ratable basis in the period in which the stock option vests. The Company uses the Black-Scholes-Merton closed form model, an acceptable model under SFAS 123R, for estimating the fair value of stock options. For the valuation of stock options, the Company used the following assumptions: a risk free rate of 4.5%; a volatility rate of 26.95%; an expected dividend rate of 1.20%; and an expected term of 6.28 years for the quarter ended March 31, 2007 and a risk free rate of 4.35%; a volatility rate of 27.81%; an expected dividend rate of 0.50%; and an expected term of 5.99 years for the three months ended March 31, 2006.

Information as Reported in the Financial Statements

The following table presents the stock option compensation expense included in the Company’s Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
(Dollars in thousands except per share data)
Stock option compensation expense	$549	$226
Tax benefit recorded related to stock option compensation expense	(91)	(10)
Decrease in net income	458	$216
Effect on:
Net income per share - basic	$(0.04)	$(0.02)
Net income per share - diluted	$(0.04)	$(0.02)

Options activity during the first three months of 2007 is as follows:

(Shares in thousands)	# of shares	Weighted-Average exercise price per share
Outstanding at January 1, 2007	679	$20.73
Options granted	152	30.43
Options exercised	(17)	11.12
Options forfeited	-	-
Outstanding at March 31, 2007	814	22.75
Exercisable at March 31, 2007	597	$19.52
Forfeited during the first three months of 2007	-	-

Options grants during the first three months of 2007:

	March 31,
(Shares in thousands)	2007		2006
	# of shares	Weighted-Average fair value per share	# of shares	Weighted-Average fair value per share
Options granted	152	$9.67	52	$11.77

Option vesting activity that occurred during the first three months of 2007:

(Shares in thousands)	# of shares	Weighted-Average fair value per share
Nonvested options at January 1, 2007	115	$11.17
Options granted	152	9.67
Options vested	(50)	10.17
Options forfeited	-	-
Nonvested options at March 31, 2007	217	$10.38

Vested option summary information as of March 31, 2007 is as follows:

(Shares and dollars in thousands, except per share data)	# of shares	Aggregate intrinsic value	Weighted-Average remaining contractual life	Weighted-Average exercise price per share
Vested options exercisable at March 31, 2007	597	$4,197	6.43	$19.52
Total options outstanding at March 31, 2007	814	$3,094	7.24	$22.75

The vesting schedule for each option holder’s stock option contract is identical to the exercise schedule for each option contract. The total intrinsic value of options exercised was $353,000 and $1,724,000 for the quarters ended March 31, 2007 and March 31, 2006. Intrinsic value is defined as positive difference between the current market price for the underlying stock and the strike price of an option. The exercise price must be less than the current market price of the underlying stock to have intrinsic value. The total fair value of shares vested was $509,000 and $226,000 for the three months ended March 31, 2007 and 2006. Total future compensation expense related to non-vested awards was $1,978,000 with a weighted average period to be recognized of 2.40 years as of March 31, 2007. There are 217,000 authorized shares remaining available for future grant under the Company’s stock option plan.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that management make a determination as to whether each tax position is more-likely-than-not to be sustained under tax authority examination, based on the technical merits of the position. If the more-likely-than-not threshold is met, management must measure the benefit of each position to determine the amount of benefit to recognize in the financial statements. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: (a) an increase in a liability for income taxes payable or a reduction in an income tax refund; (b) a reduction in a deferred tax asset or an increase in a deferred tax liability; or both. This interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option”. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact the adoption of SFAS 159 will have on its financial position and results of operations. Management has decided not to early adopt SFAS 159.

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

Readers of the Company’s Form 10-Q should not base their investment decisions solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2006 Annual Report on Form 10-K filed on March 16, 2007. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made. Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; or sell or buy participations of loans; the quality and adequacy of management of our borrowers; industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources. Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Critical accounting policies and estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses and reserve for unfunded loan commitments, valuation of deferred income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates. (See caption “Allowance for Loan Losses” below in the current Form 10-Q and in the Company’s 2006 annual report for a more detailed discussion).

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in the Company’s 2006 Annual Report and Form 10-K.

Results of Operations

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

OVERVIEW

For the three months ended March 31, 2007 the Company reported net income of $3,976,000. This compares to $5,557,000 for the same period in 2006 and represents a decrease of $1,581,000 or 28%. Basic and diluted earnings per share were $0.37 and $0.36 for the three months ended March 31, 2007 and $0.52 and $0.51 for the three months ended March 31, 2006. This was a decrease of $0.15 per share for basic and $0.15 for diluted earnings per share for the three months ended March 31, 2007. The decrease in net income is mainly due to the reduction in the net interest margin. The decrease in the net interest margin is primarily attributable to higher prevailing interest rates paid on deposits. The annualized return on average assets was 0.84% for the three months ended March 31, 2007 compared to 1.28% for the three months ended March 31, 2006. The Company's annualized return on average equity of 10.68% for the three months ended March 31, 2007 compared to 17.63% for the three months ended March 31, 2006.

NET INTEREST INCOME

The Company's primary source of income is net interest income and represents the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. The following table illustrates the results and changes in interest income and interest expense for the three months ended March 31, 2007 and March 31, 2006.

	For the three months ended March 31,
(Dollars in thousands)	2007	2006	Percent change
Total interest income	$31,215	$27,647	13%
Total interest expense	14,471	9,289	56
Net interest income	$16,744	$18,358	(9)%

The following table illustrates the average balances affecting interest income and expense, and interest earned or paid on those balances on a tax adjusted basis for the periods indicated.

	For the three months ended March 31,
(Dollars in thousands)	2007	2006	Percent change
Average interest earning assets	$1,738,074	$1,603,724	8%
Average interest bearing liabilities	$1,473,996	$1,310,863	12%
Average interest rate earned	7.36	7.07	4%
Average interest rate paid	3.98	2.87	39%
Net interest margin	3.98%	4.72%	(16)%

The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in total interest income for the three months ended March 31, 2007 was primarily the result of an increase in both the volume of interest-earning assets and the average interest rates earned. The increase in average interest earning assets during the first quarter of 2007 was made possible by increased asset generation from our existing branch network with funding being provided from the increase in time and savings deposits in the first quarter of 2007, and the issuance of subordinated debt in 2006. The increase in interest rates earned during the three months ended March 31, 2007 compared to the same period in 2006 was primarily the result of an increase in prevailing market interest rates. Management believes that while deposit competition will likely continue, the dramatic increase in interest rates paid on deposits will likely slow. Short term interest rates for the first quarter of 2007 as compared to the same period in 2006 have increased as a result of the Federal Reserve Board’s Open Market Committee actions that increased short term rates through June 2006. Interest expense is a function of the volume and rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. The increase in interest-bearing liabilities during the first quarter of 2007 when compared to the same period in 2006 was primarily the result of an increase in time and savings deposits. The increase in savings deposits was primarily the result of a decision the Bank made in September of 2006 to retain deposits that were previously swept out at the end of the day to other depository institutions. This action allowed the Bank to retain $49,840,000 in savings deposits in September 2006, and this amount has grown to $99,124,000 as of March 31, 2007. The increase in time deposits in the first quarter of 2007 was partially the result of customers reallocating funds from non interest bearing demand deposit accounts to interest bearing time accounts. The Bank has also increased market penetration into existing markets and expanded into new markets, which has increased deposits in the savings and time segments of the deposit portfolio. Management’s decision to reduce the amount of federal funds sold allowed the Bank to reduce its brokered deposits to $38,893,000 as of March 31, 2007 as compared to $92,943,000 at December 31, 2006. The increase in interest rates paid during the three months ended March 31, 2007 when compared to 2006 was primarily the result of an increase in prevailing interest rates and a change in the mix within the deposit portfolio. Average time deposits accounted for 43% of the average deposit portfolio as of March 31, 2007 compared to 35% as of March 31, 2006. The increase in the time and savings deposit segment of the deposit portfolio was coupled with declines in the demand deposit segment of the deposit portfolio causing the average interest rate paid on interest bearing liabilities to increase.

The net interest margin provides a measurement of the Company's ability to utilize funds profitably during the period of measurement. The Company's decrease in the net interest margin for the first three months of 2007 when compared to the same period in 2006 was primarily attributable to increased yields paid on the savings and time segments of the deposit portfolio of 147 and 112 basis points, respectively, and increases in their average balances of $28,180,000 and $192,071,000, respectively. Loans as a percentage of average interest-earning assets increased to 70% for the three months ended March 31, 2007 as compared with 69% for the same time period in 2006. The increase in loans as a percentage of interest-earning assets is mainly attributable to increased loan production generated through our branch network. Average loan growth for the three months ended March 31, 2007 grew to $1,222,832,000 from $1,107,764,000 or $115,068,000 from March 31, 2006. The loan growth occurred primarily in the non-residential real estate mortgage loan segment of the portfolio. Net interest income and the net interest margin are presented in the table on pages 18 and 19 on a taxable-equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on a 35% marginal tax rate.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS
	Three months ended			Three months ended
	March 31, 2007			March 31, 2006
	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
	(Dollars in thousands)
Assets
Federal funds sold	$95,294	$1,235	5.26%	$4,593	$49	4.33%
Time deposits at other financial institutions	350	5	5.79	350	5	5.79
Taxable investment securities	318,932	3,787	4.82	390,601	4,446	4.62
Nontaxable investment securities	100,666	1,231	4.96	100,416	1,248	5.04
Loans, gross:	1,222,832	25,278	8.38	1,107,764	22,223	8.14
Total interest-earning assets	1,738,074	31,536	7.36	1,603,724	27,971	7.07
Allowance for loan losses	(14,023)			(15,168)
Cash and due from banks	44,121			49,507
Premises and equipment, net	44,128			29,931
Interest receivable and other assets	76,654			67,493
Total assets	$1,888,954			$1,735,487

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$219,934	$585	1.08	$214,810	$360	0.68
Savings deposits	413,341	3,510	3.44	385,161	1,869	1.97
Time deposits	667,787	7,843	4.76	475,716	4,272	3.64
Total interest-bearing deposits	1,301,062	11,938	3.72	1,075,687	6,501	2.45
Federal funds purchased	-	-	-	38,468	442	4.66
Other borrowings	140,974	1,858	5.35	180,212	1,971	4.44
Subordinated Debentures	31,960	675	8.57	16,496	375	9.22
Total interest-bearing liabilities	1,473,996	14,471	3.98	1,310,863	9,289	2.87

Noninterest-bearing deposits	251,155			284,121
Accrued interest, taxes and other liabilities	14,897			14,410
Total liabilities	1,740,048			1,609,394

Total shareholders' equity	148,906			126,093
Total liabilities and shareholders' equity	$1,888,954			$1,735,487

Net interest income and margin		$17,065	3.98%		$18,682	4.72%

(1) Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $276,000 and $296,000 for the three months ended March 31, 2007 and 2006. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $22,000 and $37,000 for the three months ended March 31, 2007 and 2006. Tax equivalent income adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities income were created by a qualified zone academy bond of $23,000 in the first three months of 2007.
(2) Amounts of interest earned included loan fees of $861,000 and $908,000 and loan costs of $123,000 and $111,000 for the three months ended March 31, 2007 and 2006, respectively.
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

Net Interest Income Variance Analysis:

	Three months ended
	March 31, 2007 compared to March 31, 2006
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold	1,173	13	1,186
Taxable investment securities	(849)	190	(659)
Tax-exempt investment securities	3	(20)	(17)
Loans	2,364	691	3,055
Total:	2,691	874	3,565

Increase in interest expense:
Interest bearing demand	9	216	225
Savings deposits	146	1,495	1,641
Time deposits	2,026	1,545	3,571
Federal funds purchased	(221)	(221)	(442)
Other borrowings	(480)	367	(113)
Junior subordinated debentures	329	(29)	300
Total:	1,809	3,373	5,182
Increase in net interest income	882	(2,499)	(1,617)

PROVISION FOR LOAN LOSSES

The provision for loan losses was $200,000 and $0 the three months ended March 31, 2007 and 2006, an increase of $200,000 in 2007. For an explanation of the increase in the provision for loan losses during the first quarter of 2007, see "Allowance for Loan Losses" elsewhere herein. As of March 31, 2007 the allowance for loan losses was $14,165,000 or 1.15% of total loans compared to $14,031,000 or 1.15% of total loans as of December 31, 2006. At March 31, 2007, nonperforming assets totaled $15,341,000 or 0.82% of total assets, nonperforming loans totaled $15,281,000 or 1.24% of total loans and the allowance for loan losses totaled 92.70% of nonperforming loans. At December 31, 2006, nonperforming assets totaled $2,435,000 or 0.12% of total assets, nonperforming loans totaled $2,375,000 or 0.19% of total loans and the allowance for loan losses totaled 590.78% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio. For more information related to nonperforming loans, see the section titled “NONPERFORMING ASSETS” included in this report.

NONINTEREST INCOME

Non-interest income increased by $327,000 or 12% to $2,959,000 for the three months ended March 31, 2007 compared with $2,632,000 for the same period during 2006. Service charges on deposit accounts increased by $284,000 or 20% to $1,705,000 for the three months ended March 31, 2007 compared with $1,421,000 for the same period in 2006. The increase in service charges on deposit accounts for the three month period was the result of increased Bank focus on service charges as a way to increase non-interest income. The increase of $103,000 for the three months ended March 31, 2007 in cash surrender value of life insurance policies was the result of higher average earning balances compared to March 31, 2006. Other non-interest income decreased by $60,000 or 7% when compared to the same period in 2006. The primary reason for the decrease in other non-interest income is attributable to a decrease in the fees collected in the mortgage broker business and a decrease in the amount of fees derived from letters of credit.

NONINTEREST EXPENSE

Non-interest expenses increased by $1,431,000 or 11% to $13,907,000 for the three months ended March 31, 2007 compared with $12,476,000 for the same period in 2006. The primary components of non-interest expenses were salaries and employee benefits, premises and occupancy expenses, equipment expenses, professional fees, supplies expenses, marketing expenses, intangible amortization and other operating expenses.

For the three months ended March 31, 2007, salaries and related expenses increased by $949,000 or 14% to $7,808,000. This compares to the $6,859,000 for the three months ended March 31, 2006. The increase was primarily the result of normal salary progression, increased support staff used to support branch operations, the staffing of new branch offices, regulatory compliance support functions, and increased expense in 2007 associated with share-based payment as part of salaries and related benefits. The increase in share-based payment expense totaled $333,000 from $216,000 for the three months ended March 31, 2006 to $549,000 for the three months ended March 31, 2007. Premises and occupancy expense increased by $355,000 or 30% to $1,544,000 for the three months ended March 31, 2007. This compares to the $1,189,000 recorded for the same period in 2006. The primary reason for the increase in 2007 was related to the opening of new branch facilities.  Equipment expense increased by $193,000 or 19% to $1,184,000 primarily due to an increase depreciation expense for the three months ended March 31, 2007. The additional equipment expenses were primarily the result of purchases related to the opening of new branch offices. When comparing the results for the three months ended March 31, 2007 to the same periods in March 31, 2006, professional fees decreased by $109,000 or 12% for the three months, marketing expense decreased $74,000 or 19%, supplies expense decreased by $7,000 or 3%, community support donations decreased by $38,000 or 17%, intangible amortization expenses decreased by $11,000 due to deposit premium intangibles being fully amortized, and other non-interest expenses increased $175,000 or 13% from 2006 levels. The decrease in certain elements of non-interest expense is the result of the Company implementing cost controls wherever possible without undermining core business support.

PROVISION FOR INCOME TAXES

    The Company recorded a decrease in the provision for income taxes of $1,337,000 or 45% to $1,620,000 for the three months ended March 31, 2007 compared to the $2,957,000 recorded for the same time period in 2006. During the three months ended March 31, 2007, the Company recorded an effective tax rate of 29%. For the same time period in 2006, the Company recorded an effective tax rate of 35%. The decrease in the effective tax rate is the result of nontaxable income representing a greater percentage of income before taxes and the recognition of increasing tax credits related to investments in housing tax credit limited partnerships.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. We recognize both interest and penalties as a component of income tax expense. The Company did not have any accrued interest or penalties due to tax authorities at adoption or March 31, 2007. The Company has not recorded any cumulative effects of applying this interpretation due to management’s belief that all of the Company’s tax positions are more-likely-than-not to be upheld under audit. The Company files a consolidated federal income tax return and the Company files income tax returns in the State of California. We are not subject to federal income tax examinations for taxable years prior to 2003, or state examinations prior to 2002.

Financial Condition

Total assets at March 31, 2007 were $1,856,607,000, a decrease of $104,932,000 or 5% compared with total assets of $1,961,539,000 at December 31, 2006. Net loans were $1,221,254,000 at March 31, 2007, an increase of $10,524,000 or 1% compared with net loans of $1,210,730,000 at December 31, 2006. Deposits were $1,534,505,000 at March 31, 2007, a decrease of $80,836,000 or 5% compared with deposits of $1,615,341,000 at December 31, 2006. The decrease in total assets of the Company between December 31, 2006 and March 31, 2007 was primarily the result of federal funds sold being reduced by $100,090,000 to retire other borrowings and brokered deposits.

Total shareholders' equity was $151,645,000 at March 31, 2007, an increase of $4,065,000 or 3% from the $147,580,000 at December 31, 2006. The growth in shareholders’ equity between December 31, 2006 and March 31, 2007 was primarily achieved through the retention of accumulated earnings.

OFF-BALANCE SHEET COMMITMENTS

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	March 31,	December 31,
(In thousands)	2007	2006
Letters of credit	$7,017	$6,739
Commitments to extend credit	443,685	445,189
Total	$450,702	$451,928

As a financial services provider; the Bank routinely commits to extend credit, including loan commitments, standby letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for the Bank’s loans.

RETIREMENT PLANS

The Company has a supplemental retirement plan covering current and former executive officers. This plan is a non−qualified defined benefit plan and is unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations. For more information on the life insurance plans, see the section titled “CASH VALUE OF LIFE INSURANCE” contained in this report.

The following table sets forth the net periodic benefit cost recognized for the plan:

(Dollars in thousands)	Three Months Ended March 31, 2007
Net pension cost included the following components:
Service cost-benefits earned during the period	$79
Interest cost on projected benefit obligation	53
Net periodic pension cost	$132

During the three months ended March 31, 2007, the Company contributed and paid out as benefits $37,000 to participants under the plan. For the year ending December 31, 2007, the Company expects to contribute and pay out as benefits $150,000 to participants under the plans.

CASH VALUE OF LIFE INSURANCE

The Bank maintains certain cash surrender value life insurance policies to, among other things, partially offset the cost of employee and director benefit programs. The policies are also associated with a supplemental retirement plan for the Company's executive management and deferred retirement benefits for participating board members. The Company has purchased insurance on the lives of the participants and intends to hold these policies until their death to obtain the death proceeds associated with the policies. Income from these policies is reflected in non-interest income. At March 31 2007, the Bank held $43,460,000 in cash surrender value of life insurance, an increase of $409,000 from the $43,051,000 maintained at December 31, 2006.

INVESTMENT IN HOUSING TAX CREDIT LIMITED PARTNERSHIPS

The Bank invests in housing tax credit limited partnerships to help meet the Bank’s Community Reinvestment Act low income housing investment requirements as well as to obtain federal and state income tax credits. These partnerships provide the funding for low-income housing projects that might not otherwise be built. The Bank had invested or was committed to invest a total of $13,800,000 in these partnerships as of March 31, 2007 and December 31, 2006.

INVESTMENT SECURITIES

At March 31, 2007 equity securities included $5,093,000 of preferred stock issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indices ranging from the one year LIBOR interest rate to the five year U.S. Treasury rate. These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par.

INTEREST RATE FLOOR

During the third quarter of 2005, the Company purchased an interest rate floor from Wachovia Bank. The interest rate floor provides the Company with partial protection against an interest rate downturn on loans that are indexed off the Prime rate through September 1, 2010. For more information on the interest rate floor see the Note 1 in the derivative instruments and hedging activities section of the Company’s 2006 Annual Report and Form 10-K.

The fair value and notional amounts for the cash flow hedge at March 31, 2007 and December 31, 2006 are presented below.

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Purchased option, interest rate floor	$358	$100,000	$314	$100,000

The increase of $44,000 or 14% in the fair value of the interest rate floor between December 31, 2006 and March 31, 2007 was primarily the result of a changing interest rate environment which caused a corresponding increase in the probability that the Company will receive future cash inflows related to this contract. The Company recorded a reduction of interest income in the first quarter of 2007 of $37,000 related to the amortization of the interest rate floor. The Company recorded the reduction as a reclassification from other comprehensive income of $22,000 with a tax benefit of $15,000. The Company recorded a reduction of interest income in the first quarter of 2006 of $3,000 related to the amortization of the interest rate floor. The Company recorded the reduction as a reclassification from other comprehensive income of $2,000 with a tax benefit of $1,000.

LOANS

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

The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

(Dollars in thousands)	March 31, 2007		December 31, 2006
Loan Categories:	Dollar Amount	Percent of loans	Dollar Amount	Percent of loans
Commercial	$317,262	26%	$320,121	26%
Agricultural	86,999	7	81,568	7
Real estate construction	144,049	12	136,152	11
Real estate construction residential	43,129	3	41,081	3
Real estate mortgage	533,210	43	502,355	41
Real estate mortgage residential	25,304	2	39,725	3
Consumer	85,466	7	103,759	9
Total	1,235,419	100%	1,224,761	100%
Less allowance for loan losses	(14,165)		(14,031)
Net loans	$1,221,254		$1,210,730

The Bank’s loan portfolio is well diversified in terms of loan products and geography. The Bank does not originate single family residential loans to hold in its loan portfolio as the Bank merely acts in a loan brokerage capacity. Our total residential real estate exposure totals $68,433,000 or 5.5% of our loans. The Bank has never incurred a loss in its home equity portfolio. The Bank’s agricultural loans aggregate $86,999,000 million or 7% of our loans, and the Bank’s agriculture loans have no exposure to recent citrus or poultry losses. The Bank is headquartered in Merced County, but more than 70% of the collateral associated with the Bank’s loan portfolio is located outside of Merced County. Management believes the Bank is well diversified and that much of the concerns regarding the weakness in the Central Valley residential real estate market will not impact the future loan loss experience. The Bank does not have any sub-prime residential loans in its loan portfolio and 38% of the Bank’s real estate loans involve properties that are owner-occupied.

The table that follows shows the regional distribution of the portfolio of real estate construction, real estate residential construction, real estate mortgage, and real estate residential mortgage on March 31, 2007.

(Dollars in thousands)	San Francisco Bay Area	Merced/ Mariposa	Stockton/ Modesto	Sacramento	Fresno/ Bakersfield	All Other	Total
Real estate construction	$20,769	$25,727	$38,869	$22,767	$35,917	$-	$144,049
Real estate construction residential	3,352	5,464	5,263	9,337	18,521	1,192	43,129
Real estate mortgage	49,489	184,264	154,395	39,124	86,314	19,624	533,210
Real estate mortgage residential	1,049	12,493	7,842	14	3,819	87	25,304
Total	$74,659	$227,948	$206,369	$71,242	$144,571	$20,903	$745,692
Owner occupied	$28,107	$99,261	$75,733	$21,092	$53,298	$3,291	$280,782
Non-owner occupied	$46,552	$128,687	$130,636	$50,150	$91,273	$17,612	$464,910

NONPERFORMING ASSETS

Nonperforming assets include non-accrual loans, loans 90 days or more past due, restructured loans and other real estate owned.

Nonperforming loans are those in which the borrower fails to perform in accordance with the original terms of the obligation and include loans on non-accrual status, loans past due 90 days or more and restructured loans. The Bank generally places loans on non-accrual status and accrued but unpaid interest is reversed against the current year's income when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, is deemed in the process of collection. Interest income on non-accrual loans is recorded on a cash basis. Payments may be treated as interest income or return of principal depending upon management's opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additional loans not 90 days past due may also be placed on non-accrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

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

The following table summarizes nonperforming assets of the Company at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
(Dollars in thousands)
Non-accrual loans	$14,108	$2,375
Accruing loans past due 90 days or more	1,109	-
Total nonperforming loans	15,217	2,375
Other real estate owned	60	60
Total nonperforming assets	$15,277	$2,435

Nonperforming loans to total loans	1.23%	0.19%
Nonperforming assets to total assets	0.82%	0.12%

During the first three months of 2007, two customers with loans that totaled $12,977,000 were placed on non-accrual status, while seven customers with loans that totaled approximately $924,000 were removed from non-accrual status.

The increase in non-accrual loans of $12,906,000 between March 31, 2007 and December 31, 2006 was primarily the result of a problem with one specific customer and not a general degradation of overall credit quality in the portfolio. The loan is well collateralized and no loss, based on existing information, is anticipated and no reserves have been allocated to this credit. If the aforementioned customer was removed from non-accrual status, non-accrual loans would have decreased to $1,181,000. .

Contractual accrued interest income on loans on non-accrual status as of March 31, 2007 and December 31, 2006, which would have been recognized if the loans had been current in accordance with their original terms, was approximately $658,000 and $137,000, respectively.

At March 31, 2007, nonperforming assets represented 0.82% of total assets an increase of 70 basis points when compared to the 0.12% at December 31, 2006. Nonperforming loans represented 1.23% of total loans at March 31, 2007, an increase of 104 basis points compared to the 0.19% at December 31, 2006. Nonperforming loans that were secured by first deeds of trust on real property were $12,974,000 and $473,000 at March 31, 2007 and December 31, 2006. The increase in nonperforming loans that were secured by first deeds of trust on real property was primarily the result of one customer adding $12,927,000 of loan balances to this category. Other forms of collateral such as inventory and equipment secured a portion of the nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

In May 2006, the Bank obtained two properties through foreclosure. During September 2006, one of these properties was sold. At March 31, 2007 the Company had $60,000 invested in two real estate properties that were acquired through foreclosure. At December 31, 2005, the Company had $60,000 invested in one real estate property that was acquired through foreclosure. These properties were carried at the lower of their estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company expects to sell both properties within the next twelve month period. No assurance can be given that the Company will sell the properties during 2007 or at any time or for an amount that will be sufficient to recover the Company’s investment in these properties.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At March 31, 2007 and December 31, 2006, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at March 31, 2007 were $14,108,000.

Except for loans that are disclosed above, there were no assets as of March 31, 2007, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the scope and extent of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have yet been identified by the Bank’s credit officers.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the three months ended March 31, 2007 and 2006, and for the year ended December 31, 2006.

	March 31,		December 31,
(Dollars in thousands)	2007	2006	2006
Allowance for Loan Losses:
Balance at beginning of period	$14,031	$14,776	$14,776
Provision for loan losses	200	-	400
Charge-offs:
Commercial and agricultural	2	238	2,134
Real estate - mortgage	-	-	-
Consumer	291	15	495
Total charge-offs	293	253	2,629
Recoveries
Commercial and agricultural	178	562	1,337
Real-Estate - mortgage	-	-	-
Consumer	49	56	147
Total recoveries	227	618	1,484
Net (charge-offs) recoveries	(66)	365	(1,145)
Balance at end of period	$14,165	$15,141	$14,031

Loans outstanding at period-end	$1,235,419	$1,168,880	$1,224,761
Average loans outstanding	$1,222,832	$1,107,764	$1,187,156

Annualized net charge-offs to average loans	0.02%	(0.13)%	0.10%
Allowance for loan losses
To total loans	1.15%	1.30%	1.15%
To nonperforming loans	93.09%	234.27%	590.78%
To nonperforming assets	92.72%	232.12%	576.22%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded a provision for loan losses in the first three months of 2007 of $200,000 compared with $0 in the same period of 2006. The increase was related to the overall increase in the credit risks associated with the Bank’s individual credit relationships during the first nine months of 2006 when compared to the same period in 2005. The Company had net charge-offs of $66,000 for the three months ended March 31, 2007 compared with net recoveries of $365,000 for the same three months in 2006. The increased charge-offs occurred primarily within the consumer segment of the loan portfolio.

During the third quarter of 2006, the Company enhanced its methodology used to compute the adequacy of the Allowance for Loan Losses. Prior to the third quarter 2006, the Company utilized regulatory guidance as a measuring metric to determine the level of the allowance for loan losses required.

In the third quarter of 2006, management completed their data collection and historical loss calculations, and began using documented historical loss experience by loan type to develop a statistically relevant model to reserve for inherent losses in the loan portfolio. This new methodology resulted in an allowance that was materially the equivalent of the figure developed under the prior method. There was no provision adjustment recorded relevant to this enhancement in methodology.

The allowance for loan losses is based on estimates and ultimate future losses may vary from current estimates. It is possible that future economic or other factors may adversely affect the Company's borrowers, and thereby cause loan losses to exceed the current allowance and require the Company to make additional provisions to the allowance for loan losses. In addition, there can be no assurance that future economic or other factors will not adversely affect the Company's borrowers, or that the Company's asset quality may not deteriorate through rapid growth, failure to enforce underwriting standards, failure to maintain appropriate underwriting standards, failure to maintain an adequate number of qualified loan personnel, failure to identify and monitor potential problem loans or for other reasons, and thereby cause loan losses to exceed the current allowance.

The allocation of the allowance for loan losses to loan categories is an estimate by credit officers of the relative risk characteristics of loans in those categories. No assurance can be given that losses in one or more loan categories will not exceed the portion of the allowance allocated to that category or even exceed the entire allowance.

The following table summarizes a breakdown of the allowance for loan losses by category and the percentage by loan category of total loans for the dates indicated.

	March 31, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to total loans
Commercial and Agricultural	$4,086	33%	$4,983	33%	$6,024	32%
Real Estate (Construction)	1,432	15	1,658	15	2,474	16
Real Estate (Mortgage)	5,803	45	3,882	44	5,598	44
Consumer	2,844	7	3,508	8	680	8
Total	$14,165	100%	$14,031	100%	$14,776	100%

OTHER ASSETS

At March 31, 2007, the Company recorded a balance in other assets of $15,009,000 and $23,653,000 at December 31, 2006, a decrease of 37%. The primary reason for the change in other assets is due to a $3,333,000 and $8,665,000 loan participation funding receivable at March 31, 2007 and December 31, 2006, respectively. During January 2007 and April 2007, respectively, those funding receivables were collected from the participating banks.

RESERVE FOR UNFUNDED LENDING COMMITMENTS

The reserve for unfunded lending commitments included in other liabilities at March 31, 2007 and 2006, and December 31, 2006, is presented below.

	March 31,		December 31,
(Dollars in thousands)	2007	2006	2006
Balance at the beginning of period	$710	$717	$717
Provision for credit losses	-	(11)	(7)
Balance at the end of period	$710	$706	$710

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

LIQUIDITY

In order to maintain adequate liquidity, the Company must have sufficient resources available at all times to meet its cash flow requirements. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. The Company may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments and potential loan sales as sources of asset liquidity. The Company also has the ability to access significant amounts of asset liquidity through borrowings from the Federal Home Loan Bank secured by pledged loans. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as additional sources of liability liquidity. The Company’s primary source of liquidity is from dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, time deposits at other financial institutions, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $345,560,000 and $452,421,000 on March 31, 2007 and December 31, 2006, respectively, and constituted 19% and 23% of total assets on both those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total market value of pledged securities was $282,868,000 at March 31, 2007 compared with $280,182,000 at December 31, 2006.

Although the Company's primary sources of liquidity include liquid assets and the Bank’s deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Banker’s Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $275,263,000 of which $22,500,000 was outstanding as of March 31, 2007 and $239,289,000 of which $46,500,000 was outstanding as of December 31, 2006. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

CAPITAL RESOURCES

Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been generated through retention retained earnings. The Company's shareholders' equity increased by $4,065,000 or 3% between March 31, 2007 and December 31, 2006. This increase was achieved through the retention of accumulated earnings and the exercise of stock options.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Management believes, as of March 31, 2007, that the Company and the Bank met all applicable capital requirements. The Company’s leverage capital ratio at March 31, 2007 was 9.68% as compared with 9.33% as of December 31, 2006. The Company’s total risk based capital ratio at March 31, 2007 was 11.71% as compared to 11.52% as of December 31, 2006.

In the opinion of management, the Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of March 31, 2007 and are summarized as follows:

(Dollars in thousands)	Actual		For Regulatory Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$197,660	12.68%	$124,749	8%	$155,936	10%
Tier 1 capital (to risk weighted assets)	$182,640	11.71%	$62,375	4%	$93,562	6%
Leverage ratio(1)	$182,640	9.68%	$75,502	4%	$94,377	5%
The Bank:
Total capital (to risk weighted assets)	$171,577	11.06%	$124,143	8%	$155,179	10%
Tier 1 capital (to risk weighted assets)	$156,557	10.09%	$62,071	4%	$93,107	6%
Leverage ratio(1)	$156,557	8.33%	$75,204	4%	$94,005	5%
(1) The leverage ratio consists of Tier 1 capital divided by adjusted quarterly average assets. The minimum leverage ratio allowed by bank regulators is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

The Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of December 31, 2006 and were summarized as follows:

(Dollars in thousands)	Actual		For Regulatory Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$193,721	12.49%	$124,119	8%	$155,148	10%
Tier I capital (to risk weighted assets)	$178,764	11.52%	$62,059	4%	$93,089	6%
Leverage ratio(1)	$178,764	9.33%	$76,644	4%	$95,806	5%
The Bank:
Total capital (to risk weighted assets)	$167,238	10.83%	$123,523	8%	$154,404	10%
Tier I capital (to risk weighted assets)	$152,281	9.86%	$61,762	4%	$92,643	6%
Leverage ratio(1)	$152,281	7.98%	$76,313	4%	$95,392	5%
(1) The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio allowed by bank regulators is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.

The Company declares dividends solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory requirements. In order to pay any cash dividends, the Company must receive payments of dividends or management fees from the Bank. There are certain regulatory limitations on the payment of cash dividends by banks.

DEPOSITS

Deposits are the Company's primary source of funds. At March 31, 2007, the Company had a deposit mix of 28% in savings deposits, 41% in time deposits, 15% in interest-bearing checking accounts and 16% in noninterest-bearing demand accounts compared to 27% in savings deposits, 41% in time deposits, 14% in interest-bearing checking accounts and 18% in noninterest-bearing demand accounts at December 31, 2006. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts time deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At March 31, 2007, the Company had brokered deposits of $38,893,000. At December 31, 2006, the Company’s brokered deposits totaled $92,943,000. The decrease in brokered deposits during the first three months of 2007 was related to management’s decision to allow these high cost funds to mature without renewal. The Bank has a policy target for brokered deposits of no more than 15% of the Bank’s asset base. Brokered deposits did not exceed the policy limit as of March 31, 2007.

Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2007 and December 31, 2006 are summarized as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Three months or less	$180,436	$190,565
Over three to six months	75,304	103,261
Over six to twelve months	25,339	50,555
Over twelve months	23,431	21,853
Total	$304,510	$366,234

Federal Funds Purchased and Other Borrowed Funds

The total of federal funds purchased remained at $0 for the three months ended March 31, 2007 from December 31, 2006. Other borrowed funds have decreased primarily by the repayment of obligations obtained from proceeds of maturities of investment securities in the Company’s investment portfolio and the reduction in federal funds sold.

In December 2005, the Bank entered into a repurchase agreement with an embedded LIBOR floor for $100,000,000 with J.P. Morgan. This agreement has a maturity date of December 15, 2010. The repurchase agreement will help to insulate the Company from the effects of a downward rate environment. For more information about the agreement, see Note 5 on “Other Borrowings” in the Company’s 2006 Annual Report and Form 10-K.

Return on Equity and Assets

	Three Months Ended March 31,		Year ended December 31
	2007	2006	2006
Annualized return on average assets	0.84%	1.28%	1.25%
Annualized return on average equity	10.68	17.63	16.85
Average equity to average assets	7.88	7.27	7.44
Dividend payout ratio	21.62%	9.62%	13.7%

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

It is the opinion of management there has been no material change in the Company’s market risk during the first three months of 2007 when compared to the level of market risk at December 31, 2006. If interest rates were to suddenly and materially fall from levels experienced during the first three months of 2007, the Company could become susceptible to an increased level of market risk.

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

Item 1A. Risk Factors

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

CAPITAL CORP OF THE WEST

(Registrant)

Date: May 9, 2007	By /s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: May 9, 2007	By /s/ David A. Heaberlin
David A. Heaberlin
Chief Financial Officer/Treasurer

Exhibit Index

Exhibit	Description
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350