Form 10-Q
period 2007-08-09
CAPITAL CORP OF THE WEST
filed 2007-08-09
CIK 1004740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	IRS Employer ID Number

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

The number of shares outstanding of the registrant’s common stock, no par value, as of August 6, 2007 was 10,789,944. No shares of preferred stock, no par value, were outstanding at August 6, 2007.

Capital Corp of the West
Table of Contents

PART I. -- FINANCIAL INFORMATION

PART II. -- OTHER INFORMATION

Capital Corp of the West
Consolidated Balance Sheets
(Unaudited)
	As of June 30,	As of December 31,
(Dollars in thousands)	2007	2006

ASSETS:
Cash and non-interest-bearing deposits in other banks	$42,425	$44,853
Federal funds sold	28,225	150,680
Time deposits at other financial institutions	100	350
Investment securities available for sale, at fair value	233,565	256,538
Investment securities held to maturity, at cost; fair value of $157,256 and $166,266 at June 30, 2007 and December 31, 2006	162,074	168,058
Loans, net of allowance for loan losses of $17,661 and $14,031 at June 30, 2007 and December 31, 2006	1,293,433	1,210,730
Interest receivable	9,178	9,819
Premises and equipment, net	46,549	42,320
Goodwill	1,405	1,405
Cash value of life insurance	43,890	43,051
Investment in housing tax credit limited partnerships	9,653	10,082
Other assets	19,993	23,653
Total assets:	$1,890,490	$1,961,539

LIABILITIES:
Deposits:
Non-interest-bearing demand	$234,062	$287,723
Negotiable orders of withdrawal	248,084	225,481
Savings	418,255	436,494
Time, under $100,000	344,369	299,409
Time, $100,000 and over	269,273	366,234
Total deposits	1,514,043	1,615,341

Other borrowings	182,309	151,697
Junior subordinated debentures	31,960	31,960
Accrued interest, taxes and other liabilities	13,301	14,961
Total liabilities	1,741,613	1,813,959

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, no par value; 20,000,000 shares authorized; 10,789,944 and 10,760,762 issued and outstanding at June 30, 2007 and December 31, 2006	65,874	64,586
Retained earnings	87,180	84,614
Accumulated other comprehensive loss, net	(4,177)	(1,620)
Total shareholders’ equity	148,877	147,580

Total liabilities and shareholders’ equity	$1,890,490	$1,961,539
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Income
(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$26,367	$25,208	$51,646	$47,431
Interest on deposits with other financial institutions	3	4	8	9
Interest on investments held to maturity:
Taxable	822	899	1,635	1,841
Non-taxable	893	942	1,813	1,883
Interest on investments available for sale:
Taxable	2,903	3,287	5,855	6,763
Non-taxable	11	22	22	33
Interest on federal funds sold	298	44	1,533	93
Total interest income	31,297	30,406	62,512	58,053

Interest expense:
Interest on negotiable orders of withdrawal	837	305	1,422	665
Interest on savings deposits	3,510	1,913	7,020	3,782
Interest on time deposits, under $100	4,169	2,889	7,828	4,777
Interest on time deposits, $100 and over	3,251	3,081	7,435	5,465
Interest of federal funds purchased	5	432	5	874
Interest on other borrowings	1,853	1,912	3,711	3,883
Interest on junior subordinated debentures	675	398	1,350	773
Total interest expense	14,300	10,930	28,771	20,219

Net interest income	16,997	19,476	33,741	37,834
Provision for loan losses	3,713	200	3,913	200
Net interest income after provision for loan losses	13,284	19,276	29,828	37,634

Noninterest income:
Service charges on deposit accounts	2,089	1,504	3,794	2,925
Gain on sale of securities	-	622	-	622
Increase in cash value of life insurance	431	294	840	600
Other	1,114	1,002	1,959	1,907
Total noninterest income	3,634	3,422	6,593	6,054

Noninterest expenses:
Salaries and related expenses	7,468	7,335	15,276	14,194
Premises and occupancy	1,760	1,255	3,305	2,444
Equipment	1,296	1,042	2,480	2,033
Professional fees	859	554	1,670	1,474
Supplies	268	303	497	539
Marketing	607	466	920	853
Community support donations	188	291	368	509
Intangible amortization	-	12	-	23
Communications	416	381	764	731
Other	3,283	1,467	4,772	2,782
Total noninterest expenses	16,145	13,106	30,052	25,582

Income before provision for income taxes	773	9,592	6,369	18,106
Provision for income taxes	131	3,338	1,751	6,295
Net income	$642	$6,254	$4,618	$11,811
Basic earnings per share	$0.06	$0.59	$0.43	$1.11
Diluted earnings per share	$0.06	$0.57	$0.42	$1.08
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
	Common Stock			Accumulated other
(Amounts in thousands)	Number of shares	Amounts	Retained earnings	Comprehensive (loss) gain	Total
Balance, December 31, 2005	10,575	$59,785	$65,049	$(2,589)	$122,245
Exercise of stock options, including tax benefit of $879	145	3,056	-	-	3,056
Effect of share-based payment expense	-	435	-	-	435
Net change in fair value of available for sale investment securities, net of tax effect of $2,155(1)	-	-	-	(2,893)	(2,893)
Net change in fair value of interest rate floor, net of tax benefit of $215(2)	-	-	-	(296)	(296)
Cash dividends	-	-	(1,387)	-	(1,387)
Net income	-	-	11,811	-	11,811
Balance, June 30, 2006	10,720	$63,276	$75,473	$(5,778)	$132,971

Balance, December 31, 2006	10,761	$64,586	$84,614	$(1,620)	$147,580
Exercise of stock options, including tax benefit of $23	29	438	-	-	438
Effect of share-based payment expense	-	850	-	-	850
Net change in fair value of available for sale investment securities, net of tax effect of $1,865	-	-	-	(2,577)	(2,577)
Net change in fair value of interest rate floor, net of tax effect of $15(3)	-	-	-	20	20
Cash dividends	-	-	(2,052)	-	(2,052)
Net income	-	-	4,618	-	4,618
Balance, June 30, 2007	10,790	$65,874	$87,180	$(4,177)	$148,877
(1)  Includes reclassification adjustment for net gains included in net income of $361 (net of $261 tax expense).
(2)  Includes reclassification adjustment for net losses included in net income of $5 (net of $3 tax benefit).
(3)  Includes reclassification adjustment for net losses included in net income of $116 (net of $83 tax benefit).
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Comprehensive Income
(Unaudited)
	For the six months ended June 30,
(Amounts in thousands)	2007	2006
Net income	$4,618	$11,811
Unrealized gain (loss) on securities arising during the year, net	(2,577)	(2,532)
Unrealized gain (loss) on interest rate floor arising during the year, net	(96)	(301)
Reclassification adjustment for losses realized in net income, net of tax (benefit of $83 in 2007 and expense of $258 in 2006 for the time periods presented)	116	(356)
Comprehensive income	$2,061	$8,622
See accompanying notes to consolidated financial statements

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
(Dollars in thousands)	2007	2006
Operating activities:
Net income	$4,618	$11,811
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,913	200
Depreciation, amortization and accretion, net	4,247	3,545
Origination of loans held for sale	(4,589)	(2,236)
Proceeds from sales of loans	4,810	1,543
Gain on sale of loans	(254)	(112)
Gain on sale of AFS securities	-	(622)
Increase in cash value of life insurance	(839)	(600)
Non-cash share based payment expense	850	435
Net decrease in interest receivable & other assets	6,665	14,569
Gain on sale of other real estate owned	(102)	-
Net (increase) decrease in accrued interest, taxes and other liabilities	(1,660)	2,282
Net cash provided by operating activities	17,659	30,815

Investing activities:
Investment securities purchased - available for sale securities	(196)	(2,762)
Investment securities purchased - held to maturity securities	-	(3,659)
Proceeds from maturities of available for sale investment securities	16,899	28,713
Proceeds from maturities of held to maturity investment securities	5,642	8,196
Proceeds from sales of available for sale securities	1,917	19,368
Net decrease in time deposits at other institutions	250	-
Proceeds from the sale of other real estate owned	102	-
Loans purchased	(9,577)	(30,015)
Net increase in loans	(79,003)	(99,360)
Purchases of premises and equipment	(6,276)	(8,332)
Net cash used in investing activities	(70,242)	(87,851)

Financing activities:
Net (decrease) increase in demand, NOW and savings deposits	(49,297)	(128,051)
Net (decrease) increase in certificates of deposit	(52,001)	198,285
Net increase (decrease) in other borrowings	30,612	(46,337)
Issuance of subordinated debentures	-	15,464
Payment of cash dividends	(2,052)	(1,387)
Exercise of stock options	415	2,177
Tax benefits related to exercise of stock options	23	879
Net cash (used in) provided by financing activities	(72,300)	41,030

Net decrease in cash and cash equivalents	(124,883)	(16,006)

Cash and cash equivalents at beginning of period	195,533	91,581
Cash and cash equivalents at end of period	$70,650	$75,575

Supplemental disclosure of noncash investing and financing activities:
Interest rate floor unrealized gain (loss), net of taxes	$20	$(296)
Interest paid	27,218	19,758
Income tax payments	1,900	5,200
Investment securities unrealized gain (loss), net of tax	$(2,577)	$(2,893)
See accompanying notes to consolidated financial statements

Capital Corp of the West
Notes to Consolidated Financial Statements
June 30, 2007 and December 31, 2006
(Unaudited)

GENERAL COMPANY

Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. The Company at June 30, 2007 had total assets of $1.89 billion and total shareholders’ equity of $148.877 million. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company's primary asset and source of income is the Bank. As of August 7, 2007, the Company had outstanding 10,789,944 shares of Common Stock, no par value, held by approximately 1,700 shareholders. There were no preferred shares outstanding at August 7, 2007. The Company has one wholly-owned inactive non-bank subsidiary, Capital West Group (“CWG”). The Bank has two wholly-owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”) a real estate company and County Asset Advisors (“CAA”), CAA is currently inactive, and MAID has limited operations serving as the owner of certain bank properties. All references herein to the Company includes all subsidiaries of the Company, the Bank and the Bank's subsidiaries, unless the context otherwise requires. The Company is also the parent of County Statutory Trust I, County Statutory Trust II, and County Statutory Trust III, which are all trust subsidiaries established to facilitate the issuance of trust preferred securities.

GENERAL BANK

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is a member of the Federal Reserve System.

INDUSTRY AND MARKET AREA

County Bank is a community bank with operations located mainly in the San Joaquin Valley of Central California with small operations in the San Francisco Bay Area. The corporate headquarters of the Company and the Bank’s main branch facility are located at 550 West Main Street, Merced, California. In addition to this facility, there are three support centers in downtown Merced with an additional square footage of 33,000 square feet of office space.

The Bank currently has 27 branch operations located in the Central Valley, 1 branch operation in San Francisco, and 1 branch operation in San Jose. The Central Valley operations include branches located in: Merced (2), Atwater, Los Banos, Hilmar, Sacramento, Sonora, Turlock (2), Modesto (2), Riverbank, Ceres, Newman, Dos Palos, Livingston, Mariposa, Madera, Clovis (2), Fresno (5), Delhi, and Stockton. The Bank owns eleven of these branch facilities and the remaining eighteen facilities are leased. The Management of the Bank believes that the facilities will be adequate to accommodate operations for the foreseeable future.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at June 30, 2007 and December 31, 2006 and the results of operations for the three and six month periods ended June 30, 2007 and 2006, and the statements of cash flows for the three and six months ended June 30, 2007 and 2006 have been included therein. The interim results for the six and three months ended June 30, 2007 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2006.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and six month periods ended June 30, 2007 and 2006:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Basic EPS computation:
Net income	$642	$6,254	$4,618	$11,811
Average common shares outstanding	10,783	10,687	10,779	10,643
Basic EPS	$0.06	$0.59	$0.43	$1.11

Diluted EPS Computations:
Net income	$642	$6,254	$4,618	$11,811
Average common shares outstanding	10,783	10,687	10,779	10,643
Effect of stock options	166	264	179	292
	10,949	10,951	10,958	10,935
Diluted EPS	$0.06	$0.57	$0.42	$1.08

BORROWED FUNDS

For the six months ended June 30, 2007, the Company increased other borrowings which were obtained primarily from the Federal Home Loan Bank. The increase in other borrowings of $30,612,000 was used to fund a portion of the decrease in the Bank’s brokered deposit balances and an increase in the Bank’s gross loan balances.

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

On January 1, 2006, the Company began recording share-based payment expense in accordance with Statement of Financial Accounting Standards No. 123-R, Share-based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock option awards now includes quarterly amortization of the remaining unvested portion of stock options outstanding prior to January 1, 2006. Share-based payment expense was recorded as a non-cash expense increase in salaries and benefits expense, which had the effect of reducing net income, earnings per share, and diluted earnings per share. Share-based payment expense is recorded on a ratable basis in the period in which the stock option vests. The Company uses the Black-Scholes-Merton closed form model, an acceptable model under SFAS 123R, for estimating the fair value of stock options. For the valuation of stock options, the Company used the following assumptions: a risk free rate of 5.1%; a volatility rate of 26.63%; an expected dividend rate of 1.64%; and an expected term of 6.32 years for the three months ended June 30, 2007 and a risk free rate of 4.82%; a volatility rate of 31.86%; an expected dividend rate of 0.85%; and an expected term of 5.88 years for the three months ended June 30, 2006.

Information as Reported in the Financial Statements

The following table presents the stock option compensation expense included in the Company’s Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2007 and June 30, 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
(Dollars in thousands except per share data)
Stock option compensation expense	$301	$209	$850	$435
Tax benefit recorded related to stock option compensation expense	(37)	(18)	(128)	(28)
Decrease in net income	$264	$191	$722	$407
Effect on:
Net income per share - basic	$(0.02)	$(0.02)	$(0.07)	$(0.04)
Net income per share - diluted	$(0.02)	$(0.02)	$(0.07)	$(0.04)

Options activity during the first six months of 2007 is as follows:

(Shares in thousands)	# of shares	Weighted-Average exercise price per share
Outstanding at January 1, 2007	680	$20.73
Options granted	181	$29.46
Options exercised	(29)	$14.23
Options forfeited	-	$-
Outstanding at June 30, 2007	832	$22.85
Exercisable at June 30, 2007	608	$19.91

Options grants during the first six months of 2007:

	June 30,
(Shares in thousands)	2007		2006
	# of shares	Weighted-Average fair value per share	# of shares	Weighted-Average fair value per share
Options granted	181	$9.32	99	$11.83

Option vesting activity that occurred during the first six months of 2007:

(Shares in thousands)	# of shares	Weighted-Average fair value per share
Nonvested options at January 1, 2007	115	$11.17
Options granted	181	$9.32
Options vested	(72)	$10.15
Options forfeited	-	$-
Nonvested options at June 30, 2007	224	$10.00

Vested option summary information as of June 30, 2007 is as follows:

(Shares and dollars in thousands, except per share data)	# of shares	Aggregate intrinsic value	Weighted-Average remaining contractual life in years	Weighted-Average exercise price per share
Vested options exercisable at June 30, 2007	608	$2,462	6.31	$19.91
Total options outstanding at June 30, 2007	832	$924	7.11	$22.85

The vesting schedule for each option holder’s stock option contract is identical to the exercise schedule for each option contract. The total intrinsic value of options exercised was $402,000 and $1,021,000 for the six months ended June 30, 2007 and June 30, 2006. Intrinsic value is defined as positive difference between the current market price for the underlying stock and the strike price of an option. The exercise price must be less than the current market price of the underlying stock to have intrinsic value. The total fair value of shares vested was $731,000 and $296,000 for the six months ended June 30, 2007 and 2006. Total future compensation expense related to non-vested awards was $1,895,000 with a weighted average period to be recognized of 2.22 years as of June 30, 2007. There are 642,000 authorized shares remaining available for future grant under the Company’s stock option plan.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Employers’ Fair Value Measurements” which defines and establishes a framework for measuring fair value used in FASB pronouncements that require or permit fair value measurement. This statement expands disclosures using fair value to measure assets and liabilities in interim and annual periods subsequent to the period of initial recognition. SFAS No. 157 is effective for financial statements issued for fiscal years after November 15, 2007, and interim periods within those years. Management is currently evaluating the impact the adoption of SFAS 157 will have on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option”. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact the adoption of SFAS 159 will have on its financial position and results of operations and has decided not to early adopt SFAS 159.

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

Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company, civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type, outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency changes in laws and regulations, recently issued accounting pronouncements, government policies, regulations, and their enforcement (including Bank Secrecy Act-related matters, taxing statutes and regulations); restrictions on dividends that our subsidiaries are allowed to pay to us; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and management’s ability to manage these and other risks. For additional information relating to the risks of the Company's business see "Risk Factors" in the Company's Annual Report on Form 10-K for 2006 and in Part II Item 1A of this report.

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

Results of Operations

Three and Six Months Ended June 30, 2007 Compared With Three and Six Months Ended June 30, 2006

OVERVIEW

For the three and six months ended June 30, 2007 the Company reported net income of $642,000 and $4,618,000. This compares to $6,254,000 and $11,811,000 for the comparative periods in 2006 and represents a decrease of $5,612,000 or 90% and $7,193,000 or 61%. Basic earnings per share were $0.06 and $0.43 and diluted earnings per share were $0.06 and $0.42 for the three and six months ended June 30, 2007. This compares to basic earnings per share of $0.59 and $1.11 and diluted earnings per share were $0.57 and $1.08 for the three and six months ended June 30, 2006. This was a decrease of $0.53 and $0.68 per share for basic and $0.51 and $0.66 for diluted earnings per share for the three and six months ended June 30, 2007. The decrease in net income is primarily attributable to an increase in the provision for loan losses recorded of $3,513,000 and $3,713,000 for the three and six months ended June 30, 2007 compared to the same time periods in 2006. The increase in the provision was primarily attributable to a specific reserve recorded against a housing development loan in Rocklin California, in the amount of $3,231,000. For more information related to the provision for loan losses, see the section titled “NONPERFORMING ASSETS” on page 27 of this report. The increase in the provision for loan loss was combined with a contraction in the net interest margin and an increase in noninterest expense which resulted in decreased net income for the three and six months ended June 30, 2007 compared to the same time periods in 2006. The decrease in net interest margin was primarily attributable to higher prevailing interest rates paid on deposits and a change in the deposit portfolio’s mix of deposits. The increase in noninterest expense has primarily been driven by a specific reserve of $1,519,000 related to the unfunded commitments recorded in the second quarter of 2007 related to the aforementioned housing development loan in Rocklin California, increased costs associated with branch expansion, and acquisition expenses. For more information related to the specific reserve recorded in noninterest expense, see the section titled “RESERVE FOR UNFUNDED COMMITMENTS” on page 32 of this report. The Bank has opened seven new branch facilities in eighteen months. These new branches have driven up salary and benefit costs by staffing needs, additional equipment costs, and depreciation of new facilities. The annualized return on average assets was 0.15% and .50% for the three and six months ended June 30, 2007 compared to 1.41% and 1.35% for the three and six months ended June 30, 2006. The Company's annualized return on average equity of 1.68% and 6.18% for the three and six months ended June 30, 2007 compared to 19.10% and 18.38% for the three and six months ended June 30, 2006.

NET INTEREST INCOME

The Company's primary source of income is net interest income and represents the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. The following table illustrates the results and changes in interest income and interest expense for the dates indicated.

	For the three months ended June 30,			For the six months ended June 30,
(Dollars in thousands)	2007	2006	Percent change	2007	2006	Percent change
Total interest income	$31,297	$30,406	2.9%	$62,512	$58,053	7.7%
Total interest expense	14,300	10,930	30.8%	28,771	20,219	42.3%
Net interest income	$16,997	$19,476	(12.7)%	$33,741	$37,834	(10.8)%

The following table illustrates the average balances affecting interest income and expense, and interest earned or paid on those balances on a tax adjusted basis for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
(Dollars in thousands)	2007	2006	Percent change	2007	2006	Percent change
Average interest earning assets	$1,681,495	$1,639,847	2.5%	$1,709,628	$1,621,885	5.4%
Average interest bearing liabilities	$1,430,610	$1,340,360	6.7%	$1,452,184	$1,325,693	9.5%
Average interest rate earned	7.54%	7.51%	0.4%	7.45%	7.30%	2.1%
Average interest rate paid	4.01%	3.27%	22.6%	4.00%	3.08%	29.9%
Net interest margin	4.13%	4.84%	(14.7)%	4.05%	4.78%	(15.3)%

The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in total interest income for the three and six months ended June 30, 2007 was primarily the result of an increase in both the volume of interest-earning assets and the average interest rates earned. The increase in average interest earning assets during 2007 was made possible by increased asset generation from our existing branch network with funding being provided from the reduction in federal funds sold and the issuance of other borrowings. The increase in interest rates earned during 2007 compared to the same period in 2006 was primarily the result of an increase in prevailing market interest rates. Management believes that while deposit competition will likely continue, the dramatic increase in interest rates paid on deposits will likely slow. Short term interest rates for the three and six months ended June 30, 2007 as compared to the same period in 2006 have increased as a result of the Federal Reserve Board’s Open Market Committee actions that increased short term rates through June 2006.

Interest expense is a function of the volume and rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. The increase in interest rates paid during the three and six months ended June 30, 2007 when compared to 2006 was primarily the result of an increase in prevailing interest rates and a change in the mix within the deposit portfolio. The increase in interest-bearing liabilities during 2007 when compared to the same period in 2006 was primarily the result of an increase in time and savings deposits. The increase in savings deposits was primarily the result of a decision the Bank made in September of 2006 to retain deposits that the Bank swept out at the end of the day to other depository institutions. This action allowed the Bank to retain $49,840,000 in savings deposits in September 2006, which grew to $91,152,000 at December 31, 2006 and has since contracted slightly to $80,098,000 as of June 30, 2007. Average savings deposits accounted for 28% and 27% of the average deposit portfolio for the three and six months ended June 30, 2007 compared to 24% and 26% for the same time periods in 2006. The increase in time deposits in 2007 was partially the result of customers reallocating funds from noninterest bearing demand deposit accounts to interest bearing time accounts. The Bank has also increased market penetration into existing markets and expanded into new markets, which has increased deposits in the savings and time segments of the deposit portfolio. Management decided to reduce the amount of federal funds sold allowing the Bank to reduce high cost brokered time deposits to $15,594,000 as of June 30, 2007 compared to $92,943,000 at December 31, 2006. Average time deposits accounted for 41% and 42% of the average deposit portfolio for the three and six months ended June 30, 2007 compared to 42% and 38% for the same time periods in 2006. The increase in the time and savings deposit segment of the deposit portfolio was coupled with declines in the demand deposit segment of the deposit portfolio causing the average interest rate paid on interest bearing liabilities to increase.

The net interest margin provides a measurement of the Company's ability to utilize funds profitably during the period of measurement. The Company's decrease in the net interest margin for the first three and six months ended June 30, 2007 when compared to the same period in 2006 was primarily attributable to a larger percentage increase in yields paid for deposits than yields earned on loans. Loans as a percentage of average interest-earning assets increased to 74% and 72% for the three and six months ended June 30, 2007 as compared with 71% and 70% for the same time period in 2006. The increase in loans as a percentage of interest-earning assets is mainly attributable to increased loan production generated through our branch network. For the three and six months ended June 30, 2007 average loans grew to $1,251,297,000 and $1,237,143,000 from $1,171,876,000 and $1,139,997,000. The increase in average loan growth equated to 6.8% and 8.5% respectively. The loan growth occurred primarily in the non-residential real estate mortgage loan segment of the portfolio. Net interest income and the net interest margin are presented in the table on pages 16 and 17 on a taxable-equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on a 35% marginal federal tax rate.

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

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS
	Three months ended June 30, 2007			Three months ended June 30, 2006
(Dollars in thousands)	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/rate
Assets
Federal funds sold	$22,513	$298	5.31%	$3,511	$44	5.03%
Time deposits at other financial institutions	221	3	5.44	350	4	4.58
Taxable investment securities (1)	308,193	3,736	4.86	360,428	4,204	4.68
Nontaxable investment securities (1)	99,271	1,194	4.82	103,682	1,259	4.87
Loans, gross: (2)	1,251,297	26,367	8.45	1,171,876	25,208	8.63
Total interest-earning assets	1,681,495	31,598	7.54	$1,639,847	$30,719	7.51
Allowance for loan losses	(14,278)			(15,188)
Cash and due from banks	42,218			45,724
Premises and equipment, net	46,218			33,536
Interest receivable and other assets	77,076			67,550
Total assets	$1,832,729			$1,771,469

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$239,261	$837	1.40%	$203,459	$305	0.60%
Savings deposits	414,123	3,510	3.40	341,294	1,913	2.25
Time deposits	615,893	7,420	4.83	588,581	5,970	4.07
Total interest-bearing deposits	1,269,277	11,767	3.72	1,133,334	8,188	2.92
Federal funds purchased	336	5	5.97	-	-	-
Other borrowings	129,037	1,853	5.76	189,171	2,344	4.97
Junior subordinated debentures	31,960	675	8.47	17,855	398	8.94
Total interest-bearing liabilities	1,430,610	14,300	4.01	$1,340,360	$10,930	3.27

Noninterest-bearing deposits	234,545			284,520
Accrued interest, taxes and other liabilities	14,986			15,611
Total liabilities	1,680,141			$1,640,491

Total shareholders' equity	152,588			130,978
Total liabilities and shareholders' equity	$1,832,729			$1,771,469

Net interest income and margin (3)		$17,298	4.13%		$19,789	4.84%

(1) Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $290,000 and $295,000 for the three months ended June 30, 2007 and 2006. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $11,000 and $18,000 for the three months ended June 30, 2007 and 2006.
(2) Amounts of interest earned included net loan fees of $1,004,000 and $833,000 for the three months ended June 30, 2007 and 2006, respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS
	Six months ended June 30, 2007			Six months ended June 30, 2006
(Dollars in thousands)	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/Rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/Rate
Assets
Federal funds sold	$58,703	$1,533	5.27%	$4,049	$93	4.63%
Time deposits at other financial institutions	285	8	5.66	350	9	5.19
Taxable investment securities	313,532	7,522	4.84	375,431	8,650	4.65
Nontaxable investment securities	99,965	2,424	4.89	102,058	2,507	4.95
Loans, gross:	1,237,143	51,646	8.42	1,139,997	47,431	8.39
Total interest-earning assets	$1,709,628	$63,133	7.45	$1,621,885	$58,690	7.30
Allowance for loan losses	(14,152)			(15,178)
Cash and due from banks	43,164			47,605
Premises and equipment, net	45,179			31,743
Interest receivable and other assets	76,866			67,522
Total assets	$1,860,685			$1,753,577

Liabilities And Shareholders' Equity
Negotiable order of withdrawal	$229,651	$1,422	1.25%	$209,104	$665	0.64%
Savings deposits	413,734	7,020	3.42	363,106	3,782	2.10
Time deposits	641,697	15,263	4.80	532,460	10,242	3.88
Total interest bearing deposits	1,285,082	23,705	3.72	1,104,670	14,689	2.70
Federal funds purchased	169	5	5.97	-	-	-
Other borrowings	134,973	3,711	5.54	203,844	4,757	4.71
Subordinated Debentures	31,960	1,350	8.52	17,179	773	9.07
Total interest-bearing liabilities	$1,452,184	$28,771	4.00	$1,325,693	$20,219	3.08

Non-interest bearing deposits	242,804			284,321
Accrued interest, taxes and other liabilities	14,940			15,014
Total liabilities	$1,709,928			$1,625,028

Total shareholders' equity	150,757			128,549
Total liabilities and shareholders' equity	$1,860,685			$1,753,577

Net interest income and margin		$34,362	4.05%		$38,471	4.78%

(1) Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $589,000 and $591,000 for the six months ended June 30, 2007 and 2006. Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $32,000 and $46,000 for the six months ended June 30, 2007 and 2006.
(2) Amounts of interest earned included net loan fees of $1,742,000 and $1,630,000 for the six months ended June 30, 2007 and 2006, respectively.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in average asset and liability balances (Volume) and changes in average interest rates (Rate) and the total net change in interest income and expenses on a tax equivalent basis. The changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Net Interest Income Variance Analysis:

	Three months ended
	June 30, 2007 compared to June 30, 2006
(Dollars in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Federal funds sold	$3	$251	$254
Time deposits at other institutions	-	(1)	(1)
Taxable investment securities	162	(630)	(468)
Tax-exempt investment securities	(12)	(53)	(65)
Loans	(525)	1,684	1,159
Total:	$(372)	$1,251	$879

Increase in interest expense:
Interest bearing demand	$470	$62	$532
Savings deposits	1,127	470	1,597
Time deposits	1,163	287	1,450
Federal funds purchased	-	5	5
Other borrowings	334	(825)	(491)
Junior subordinated debentures	(22)	299	277
Total:	3,072	298	3,370
Increase in net interest income	$(3,444)	$953	$(2,491)

	Six months ended
	June 30, 2007 compared to June 30, 2006
(Dollars in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Federal funds sold	$14	$1,426	$1,440
Time deposits at other institutions	-	(1)	(1)
Taxable investment securities	62	(1,190)	(1,128)
Tax-exempt investment securities	(32)	(51)	(83)
Loans	160	4,055	4,215
Total:	$204	$4,239	$4,443

Increase in interest expense:
Interest bearing demand	$686	$71	$757
Savings deposits	2,650	588	3,238
Time deposits	2,689	2,332	5,021
Federal funds purchased	-	5	5
Other borrowings	198	(1,244)	(1,046)
Junior subordinated debentures	(6)	583	577
Total:	6,217	2,335	8,552
Increase in net interest income	$(6,013)	$1,904	$(4,109)

PROVISION FOR LOAN LOSSES

The provision for loan losses was $3,713,000 and $3,913,000 for the three and six months ended June 30, 2007 and $200,000 and $200,000 for the three and six months ended June 30, 2006, an increase of $3,513,000 and $3,713,000 in 2007. For an explanation of the increase in the provision for loan losses during 2007, see "ALLOWANCE FOR LOAN LOSSES" elsewhere herein. As of June 30, 2007 the allowance for loan losses was $17,661,000 or 1.35% of total loans compared to $14,031,000 or 1.15% of total loans as of December 31, 2006. At June 30, 2007, nonperforming assets totaled $14,300,000 or 0.76% of total assets, nonperforming loans totaled $14,240,000 or 1.09% of total gross loans and the allowance for loan losses totaled 124.02% of nonperforming loans. At December 31, 2006, nonperforming assets totaled $2,435,000 or 0.12% of total assets, nonperforming loans totaled $2,375,000 or 0.19% of total gross loans and the allowance for loan losses totaled 590.78% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio. For more information related to nonperforming loans, see the section titled “NONPERFORMING ASSETS” elsewhere herein.

NONINTEREST INCOME

Non-interest income increased by $212,000 and $539,000 or 6% and 9% to $3,634,000 and $6,593,000 for the three and six months ended June 30, 2007, respectively, compared to the same time periods in 2006. Service charges on deposit accounts increased by $585,000 and $869,000 or 39% and 30% to $2,089,000 and $3,794,000 for the three and six months ended June 30, 2007, respectively, compared with the same periods in 2006. The increase in service charges on deposit accounts for the three and six month period was the result of increased Bank focus on service charges as a way to increase noninterest income and a greater number of accounts opened than closed that incur service charges. The decrease in the gain on sale of securities was the result of a gain taken in the second quarter of 2006 of $622,000 on securities that were available for sale that did not reoccur in 2007. The increase of $137,000 and $240,000 for the three and six months ended June 30, 2007 in cash surrender value of life insurance policies was the result of higher average earning balances compared to the same time periods in 2006. Other categories of noninterest income had normal fluctuations in the ordinary course of business.

NONINTEREST EXPENSE

Noninterest expenses increased by $3,039,000 and $4,470,000 or 23% and 17% to $16,145,000 and $30,052,000 for the three and six months ended June 30, 2007 compared to the same time periods in 2006. The primary components of non-interest expenses were salaries and employee benefits, premises and occupancy expenses, equipment expenses, professional fees, supplies expenses, marketing expenses, intangible amortization and other operating expenses which includes the provision for unfunded commitments.

Salaries and related expenses increased by $133,000 and $1,082,000 or 2% and 8% to $7,468,000 and $15,276,000 for the three and six months ended June 30, 2007. This compares to the $7,335,000 and $14,194,000 for the same time periods in 2006. The increase was primarily the result of normal salary progression, increased support staff used to support branch operations, the staffing of new branch offices, regulatory compliance support functions, and increased expense in 2007 associated with share-based payment as part of salaries and related benefits. Share-based payment expense increased $82,000 and $415,000 for the three and six months ended June 30, 2007 compared to the same time periods in 2006. Premises and occupancy expense increased by $505,000 and $861,000 or 40% and 35% for the three and six months ended June 30, 2007 compared to the same time periods in 2006. The primary reason for the increase in 2007 was related to the opening of new branch facilities in 2006 and 2007. Equipment expense increased by $254,000 and $447,000 or 24% and 22% for the three and six months ended June 30, 2007 compared to the same time periods in 2006. The increase in equipment depreciation expense is related to the opening of new facilities and equipment upgrades in existing facilities. When comparing the results for the three and six months ended June 30, 2007 to the same periods in 2006, professional fees increased by $305,000 and $196,000 or 55% and 13%, respectively. The increase in professional fees is primarily attributable to increased fees associated with merger and acquisition activity which did not occur in 2006. Legal and consulting fees associated with merger and acquisition activity was $244,000 for the quarter ended June 30, 2007. Marketing expense increased primarily due to a marketing campaign of the thirty year anniversary of the Bank and certain time deposit promotions. Supplies expense decreased primarily because of increased attention to use of supplies and conservation. Other expenses increased primarily due to the provision for unfunded commitments increasing by $1,572,000 and $1,583,000 to $1,595,000 for the three and six months ended June 30, 2007 compared to $23,000 and $12,000 recorded for the three and six months ended June 30, 2006. The increase in the provision for unfunded commitments was driven primarily by a $1,519,000 reserve being recorded for mechanics liens that have been placed against property that secures a nonperforming construction loan based out of Rocklin California. For more information related to the nonperforming construction loan, see the section titled “NONPERFORMING ASSETS” on page 25 or for more information related to the provision for unfunded commitments, see the section titled “RESERVE FOR UNFUNDED COMMITMENTS” on page 29. Community support donations decreased primarily because they are provided as a percentage of income and have decreased as earnings have decreased.

PROVISION FOR INCOME TAXES

The Company recorded a decrease in the provision for income taxes of $3,207,000 and $4,544,000 or 96% and 72% for the three and six months ended June 30, 2007 compared to the expense recorded for the same time period in 2006. The Company recorded an effective tax rate of 17% and 27% for the three and six months ended June 30, 2007. For the same time periods in 2006, the Company recorded an effective tax rate of 35%. The decrease in the effective tax rate is the result of nontaxable income representing a greater percentage of income before taxes and the recognition of increasing tax credits related to investments in housing tax credit limited partnerships.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. We recognize both interest and penalties as a component of income tax expense. The Company did not have any accrued interest or penalties due to tax authorities at adoption or June 30, 2007. The Company has not recorded any cumulative effects of applying this interpretation as those positions that do not meet the threshold are not material to the Company's financial statements and due to management’s belief that all of the Company’s material tax positions are more-likely-than-not to be upheld, and fully realized upon audit. The Company files a consolidated federal income tax return and the Company files income tax returns in the State of California. We are not subject to federal income tax examinations for taxable years prior to 2003, or state examinations prior to 2002.

Financial Condition

Total assets at June 30, 2007 were $1,890,490,000, a decrease of $71,049,000 or 4% compared with total assets of $1,961,539,000 at December 31, 2006. Net loans were $1,293,433,000 at June 30, 2007, an increase of $82,703,000 or 7% compared with net loans of $1,210,730,000 at December 31, 2006. Deposits were $1,514,043,000 at June 30, 2007, a decrease of $101,298,000 or 6% compared with deposits of $1,615,341,000 at December 31, 2006. The decrease in total assets of the Company between December 31, 2006 and June 30, 2007 was primarily the result of federal funds sold being reduced by $122,455,000 to retire brokered deposits and fund reductions in other areas of the deposit portfolio. For further information on the reduction of brokered deposits, see the “NET INTEREST INCOME” section on page 15 of this report.

Total shareholders' equity was $148,877,000 at June 30, 2007, an increase of $1,297,000 or 1% from the $147,580,000 at December 31, 2006. The growth in shareholders’ equity between December 31, 2006 and June 30, 2007 was primarily achieved through the retention of accumulated earnings.

OFF-BALANCE SHEET COMMITMENTS

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	June 30,	December 31,
(In thousands)	2007	2006
Letters of credit	$6,939	$6,739
Commitments to extend credit	445,272	445,189
Total	$452,211	$451,928

As a financial services provider; the Bank routinely commits to extend credit, including loan commitments, standby letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for the Bank’s loans.

RETIREMENT PLANS

The Company has a supplemental retirement plan covering current and former executive officers. This plan is a nonqualified defined benefit plan and is unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the death benefits of these policies to offset the related retirement obligations. For more information on the life insurance plans, see the section titled “CASH VALUE OF LIFE INSURANCE” contained in this report.

The following table sets forth the net periodic benefit cost recognized for the plan:

(Dollars in thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net pension cost included the following components:
Service cost-benefits earned during the period	$79	$158
Interest cost on projected benefit obligation	53	106
Net periodic pension cost	$132	$264

During the six months ended June 30, 2007, the Company contributed and paid out as benefits $75,000 to participants under the plan. For the year ending December 31, 2007, the Company expects to contribute and pay out as benefits $150,000 to participants under the plans.

CASH VALUE OF LIFE INSURANCE

The Bank maintains certain cash surrender value life insurance policies to, among other things, partially offset the cost of employee and director benefit programs. The policies are also associated with a supplemental retirement plan for the Company's executive management and deferred retirement benefits for participating board members. The Company has purchased insurance on the lives of the participants and intends to hold these policies until their death to obtain the death proceeds associated with the policies. Income from these policies is reflected in non-interest income. At June 30, 2007, the Bank held $43,890,000 in cash surrender value of life insurance, an increase of $839,000 from the $43,051,000 maintained at December 31, 2006.

INVESTMENT IN HOUSING TAX CREDIT LIMITED PARTNERSHIPS

The Bank invests in housing tax credit limited partnerships to help meet the Bank’s Community Reinvestment Act low income housing investment requirements as well as to obtain federal and state income tax credits. These partnerships provide the funding for low-income housing projects that might not otherwise be built. The Bank had invested $12,254,000 and was committed to invest an additional amount of $1,546,000 in these partnerships as of June 30, 2007.

INVESTMENT SECURITIES

At June 30, 2007 the Bank’s investment securities included $5,093,000 of preferred stock issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These issues of preferred stock are tied to various short term indices ranging from the one year LIBOR interest rate to the five year U.S. Treasury rate. These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par.

DERIVIATIVE INSTRUMENTS

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, the Company must comply with the detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship.

The Company’s objective in using derivatives is to reduce its exposure to variability in cash flows relating to receipts on its prime-based variable-rate loans. To accomplish this objective, the Company uses an interest rate floor contract to protect the Company against movements in interest rates below the floor’s strike rate over the life of the agreement. The interest rate floor contract is with Wachovia Bank that is effective from October 1, 2005 until September 1, 2010. The contract’s cost was $1,270,000, and that cost is being amortized over the life of the contract. The notional amount of the floor is $100,000,000 with a strike rate of 6.5% vs. the prime rate as published in the H15 bulletin from the Federal Reserve Bank for the first of each month. The interest rate floor contract is designated as a cash flow hedge of the overall changes in cash flows below the interest floor contract’s strike rate of 6.5% on the Company’s designated prime-based interest receipts. The hedged transactions are the forecasted interest receipts of the first prime-based interest payments received by the Company on designated prime-based loans each calendar month that, in aggregate for each month, are interest payments on $100 million principal of the Company’s then-existing pool of designated prime-based loans that reset on the first of every month. With respect to the $100 million principal of the Company’s then existing pool of designated prime-based loans, the interest floor contract specifically designates the hedged transaction to be (i) the forecasted interest receipts of the first prime-based interest receipts on $75 million principal of the Company loans with a specified spread to prime over 1% and (ii) the first prime-base interest receipts on $25 million principal of the Company loans with a specified spread to prime over 0.5%. The designation described above is consistent with the approach outlined in DIG Issue No. G25. DIG Issue No. G25 addresses the “first-payments-received technique” for identifying the hedged forecasted transactions in a cash flow hedge of the variable prime-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of prepayable interest-bearing financial assets or liabilities. The pool of designated prime-based loans being hedged contain no optionality (no embedded caps or floors). During 2007 and 2006, the floor was used to hedge the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate. For accounting purposes, the interest floor contract is designated as a cash flow hedge of the overall changes in cash flows on the first prime-based interest payments received by the Company each calendar month during the term of the hedge that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the floor. For more information on the interest rate floor see the Note 1 in the derivative instruments and hedging activities section of the Company’s 2006 Annual Report and Form 10-K.

Both prospective and retrospective assessments of hedge effectiveness are based on the approach described in SFAS 133 Implementation Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” (Issue G20) at inception and on an ongoing basis. Under this approach, the assessment of hedge effectiveness is based on total changes in the option’s cash flows. The Company performs its effectiveness assessments and measures ineffectiveness by comparing the actual option with a hypothetically perfect option, as discussed in Issue G20. Prospective and retrospective assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed on a quarterly basis, when financial statements are reported. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest and fees on loans” for the hedging relationship described above) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge, if any, is recorded as a gain or loss in the consolidated statement of income and comprehensive income as part of noninterest income or noninterest expense. The Company also monitors the risk of counterparty default on an ongoing basis.

Prepayments in hedged loan portfolios are treated in a manner consistent with the guidance in SFAS 133 Implementation Issue No. G25, “Cash Flow hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans,” which allows the designated forecasted transactions to be the variable prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from prime-based loans that prepay to be replaced with interest payments from newly originated prime-based loans.

As of June 30, 2007, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

To the extent the hedging relationship is effective, changes in the fair value of the floor each period will be deferred in accumulated other comprehensive income (AOCI), and the floor purchase price will be reclassified from AOCI to earnings (amortized) as adjustments to interest income on loans.

The decrease of $165,000 or 53% in the fair value of the interest rate floor between December 31, 2006 and June 30, 2007 was primarily the result of a changing interest rate environment which caused a corresponding decrease in the probability that the Company will receive future cash inflows related to this contract. The Company recorded a reduction of interest income of $45,000 and $82,000 for the three and six month ended June 30, 2007 related to the amortization of the interest rate floor. The Company recorded the reduction as a reclassification from other comprehensive income of $48,000 with a tax benefit of $34,000 for the six months ended June 30, 2007. The Company recorded a reduction of interest income in the first half of 2006 of $8,000 related to the amortization of the interest rate floor. The Company recorded the reduction as a reclassification from other comprehensive income of $5,000 with a tax benefit of $3,000. In the second quarter of 2007 the hedge became partially ineffective, requiring the Company under SFAS 133 to record a charge of $117,000 in noninterest expense. The Company recorded the expense as a reclassification from AOCI of $68,000 with a tax benefit of $49,000.

Management is currently working to redesignate the hedge, in order to expand the scope of loans which can be included in the loan pools. This redesignation is expected to allow the hedge to remain 100% effective. If the hedge becomes ineffective in the future, management will evaluate the options available at that time, and take appropriate action based on the facts.

The fair value and notional amounts for the cash flow hedge at June 30, 2007 and December 31, 2006 are presented below.
	June 30, 2007		December 31, 2006
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Purchased option, interest rate floor	$149	$100,000	$314	$100,000

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

Commercial lending activities are spread across a wide spectrum of customers including loans to businesses, construction and permanent real estate financing, short and long term agricultural loans for production and real estate purposes and SBA financing. In most cases, collateral is taken to secure and reduce the Bank’s credit risk. Each loan is submitted to an individual risk grading process as part of the Bank’s underwriting, but the borrowers’ ability to repay is dependent, in part, upon factors affecting the local and national economies.

The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:
(Dollars in thousands)	June 30, 2007		December 31, 2006
Loan Categories:	Dollar Amount	Percent of loans	Dollar Amount	Percent of loans
Commercial	$337,633	26%	$320,121	26%
Agricultural	90,870	7	81,568	7
Real estate construction	146,191	11	136,152	11
Real estate construction residential	41,664	3	41,081	3
Real estate mortgage	578,960	44	502,355	41
Real estate mortgage residential	24,516	2	39,725	3
Consumer	91,260	7	103,759	9
Total	1,311,094	100%	1,224,761	100%
Less allowance for loan losses	(17,661)		(14,031)
Net loans	$1,293,433		$1,210,730

The Bank’s loan portfolio continues to be well diversified in terms of loan products and geography. The Bank does not originate single family residential loans for the loan portfolio but merely functions in a loan brokerage capacity. The Bank does not carry any sub-prime residential loans in its portfolio. Our total residential real estate exposure totals $66 million (residential mortgages and liens on residential properties of $4 million, $20 million in home equity lines and residential construction loans of $42 million) or 5% of our loans. The Bank’s agricultural loans aggregate $91 million or 7% of our loans and include no citrus or poultry exposures as of June 30, 2007. While we are headquartered in Merced County, more than 71% of our real estate loans, by dollar amount, are actually located outside of Merced County.

The table that follows shows the regional distribution of the portfolio of real estate construction, real estate residential construction, real estate mortgage, and real estate residential mortgage on June 30, 2007.

(Dollars in thousands)	San Francisco Bay Area	Merced/ Mariposa	Stockton/ Modesto	Sacramento	Fresno/ Bakersfield	All Other	Total
Real estate construction	$22,036	$26,343	$32,761	$28,967	$36,084	$-	$146,191
Real estate construction residential	4,975	5,956	6,263	8,209	16,261	-	41,664
Real estate mortgage	58,502	180,969	168,508	45,739	95,043	30,199	578,960
Real estate mortgage residential	1,063	11,835	7,931	582	3,105	-	24,516
Total	$86,576	$225,103	$215,463	$83,497	$150,493	$30,199	$791,331
Owner occupied	26,502	102,454	79,945	33,021	64,098	10,771	316,791
Non-owner occupied	$60,074	$122,649	$135,518	$50,476	$86,395	$19,428	$474,540

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

The following table summarizes nonperforming assets of the Company at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
(Dollars in thousands)
Non-accrual loans	$14,240	$2,375
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	14,240	2,375
Other real estate owned	60	60
Total nonperforming assets	$14,300	$2,435

Nonperforming loans to total loans	1.09%	0.19%
Nonperforming assets to total assets	0.76%	0.12%

During the first six months of 2007, six customers with loans that totaled $13,766,000 were placed on non-accrual status, while twelve customers with loans that totaled approximately $1,901,000 were removed from non-accrual status.

The increase in non-accrual loans of $11,865,000 between June 30, 2007 and December 31, 2006 was primarily the result of a problem with one specific customer and not a general degradation of overall credit quality in the portfolio. During the second quarter of 2007, the Bank recorded a specific reserve of $3,231,000 in the allowance for loan losses and a specific reserve of $1,519,000 in unfunded commitments related to a construction loan in Rocklin California. The specific reserve related to unfunded commitments was recorded to recognize the Bank’s liability for mechanic liens placed against the property. For more information on the specific reserve related to the mechanic liens, see the section titled “RESERVE FOR UNFUNDED COMMITMENTS” on page 29 of this report. Management received a third party appraisal on this property and concluded that a reserve should be established for this property based on the market value which is what willing market participants would pay for the property at the time. Subsequent to the end of the quarter, the Bank foreclosed on the property on July 25, 2007 and charged-off the specific reserve recorded in the second quarter related to the allowance for loan losses.

Contractual accrued interest income on loans on non-accrual status as of June 30, 2007 and December 31, 2006, which would have been recognized if the loans had been current in accordance with their original terms, was approximately $1,020,000 and $137,000, respectively.

At June 30, 2007, nonperforming assets represented 0.76% of total assets an increase of 64 basis points when compared to the 0.12% at December 31, 2006. Nonperforming loans represented 1.09% of total gross loans at June 30, 2007, an increase of 90 basis points compared to the 0.19% at December 31, 2006. Nonperforming loans that were secured by first deeds of trust on real property were $13,506,000 and $473,000 at June 30, 2007 and December 31, 2006. The increase in nonperforming loans that were secured by first deeds of trust on real property was primarily the result of one customer adding $12,994,000 of loan balances to this category. Other forms of collateral such as inventory and equipment secured a portion of the nonperforming loans as of each date. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans.

At June 30, 2007 the Company had $60,000 invested in one real estate property that was acquired through foreclosure. At December 31, 2006, the Company had $60,000 invested in two real estate properties that was acquired through foreclosure. These properties were carried at the lower of their estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. The Company expects to sell the remaining property within the next twelve month period. No assurance can be given that the Company will sell the properties during 2007 or at any time or for an amount that will be sufficient to recover the Company’s investment in these properties.

Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. An impaired loan is charged off at the time management believes the collection process has been exhausted. At June 30, 2007 and December 31, 2006, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at June 30, 2007 were $14,240,000.

Except for loans that are disclosed above, there were no assets as of June 30, 2007, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming assets. Given the scope and extent of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have yet been identified by the Bank’s credit officers.

Allowance for Loan Losses

The following table summarizes the loan loss experience of the Company for the three months ended June 30, 2007 and 2006, and for the year ended December 31, 2006.

	June 30,		December 31,
(Dollars in thousands)	2007	2006	2006
Allowance for Loan Losses:
Balance at beginning of period	$14,031	$14,776	$14,776
Provision for loan losses	3,913	200	400
Charge-offs:
Commercial and agricultural	142	377	2,134
Real estate - mortgage	-	-	-
Consumer	412	265	495
Total charge-offs	554	642	2,629
Recoveries
Commercial and agricultural	214	649	1,337
Real-Estate - mortgage	-	-	-
Consumer	57	101	147
Total recoveries	271	750	1,484
Net (charge-offs) recoveries	(283)	108	(1,145)
Balance at end of period	$17,661	$15,084	$14,031

Loans outstanding at period-end	$1,311,094	$1,197,442	$1,224,761
Average loans outstanding	$1,237,143	$1,139,997	$1,187,156

Annualized net charge-offs to average loans	0.05%	(0.02)%	0.10%
Allowance for loan losses
To total loans	1.35%	1.26%	1.15%
To nonperforming loans	124.02%	946.89%	590.78%
To nonperforming assets	123.50%	711.85%	576.22%

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

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off. The Company recorded a provision for loan losses of $3,713,000 and 3,913,000 in the three and six months ended June 30, 2007 compared with $200,000 and $200,000 in the same time periods of 2006. During the second quarter of 2007, the Bank recorded a specific reserve of $3,231,000 in the allowance for loan losses related to a construction loan in Rocklin California. For more information related to the construction loan in Rocklin California, see the section titled “NONPERFORMING ASSETS” on page 25 of this report. The Company had net charge-offs of $283,000 for the six months ended June 30, 2007 compared with net recoveries of $108,000 for the same six months in 2006. The increased charge-offs occurred primarily within the consumer segment of the loan portfolio.

During the third quarter of 2006, the Company enhanced its methodology used to compute the adequacy of the Allowance for Loan Losses. Prior to the third quarter 2006, the Company utilized regulatory guidance as a measuring metric to determine the level of the allowance for loan losses required.

In the third quarter of 2006, management completed their data collection and historical loss calculations, and began using documented historical net loss experience by loan type to develop a statistically relevant model to reserve for inherent losses in the loan portfolio. This new methodology resulted in an allowance that was materially the equivalent of the figure developed under the prior method. There was no provision adjustment recorded relevant to this change in methodology.

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

	June 30, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to total loans
Commercial and Agricultural	$4,003	33%	$4,983	33%	$6,024	32%
Real Estate (Construction)	4,474	14	1,658	15	2,474	16
Real Estate (Mortgage)	6,311	46	3,882	44	5,598	44
Consumer	2,873	7	3,508	8	680	8
Total	$17,661	100%	$14,031	100%	$14,776	100%

OTHER ASSETS

At June 30, 2007, the Company recorded a balance in other assets of $19,993,000 and $23,653,000 at December 31, 2006, a decrease of 15%. The primary reason for the change in other assets is due to a $4,666,000 and $8,665,000 loan participation funding receivable at June 30, 2007 and December 31, 2006, respectively. During January 2007 and July 2007, respectively, those funding receivables were collected from the participating banks.

RESERVE FOR UNFUNDED COMMITMENTS

The reserve for unfunded commitments included in other liabilities at June 30, 2007 and 2006, and December 31, 2006, is presented below.

	June 30, 2007		December 31,
(Dollars in thousands)	2007	2006	2006
Balance at the beginning of period	$710	$717	$717
Provision for credit losses	1,595	(11)	(7)
Balance at the end of period	$2,305	$706	$710

During the second quarter of 2007, the Bank recorded a specific reserve of $1,519,000 in unfunded commitments related to a construction loan in Rocklin California. The specific reserve related to unfunded commitments was recorded to recognize the Bank’s estimate of liability for mechanic liens placed against the property. For more information related to the specific reserve related to this loan, see the section titled “NONPERFORMING ASSETS” on page 25 of this report.

EXTERNAL FACTORS AFFECTING ASSET QUALITY

For a discussion on external factors affecting asset quality, see Part II Item 1A. Risk Factors in this report.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, time deposits at other financial institutions, available-for-sale securities and federal funds sold. The Company's liquid assets totaled $304,315,000 and $452,421,000 on June 30, 2007 and December 31, 2006, respectively, and constituted 16% and 23% of total assets on both those dates. Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings. Total market value of pledged securities was $270,061,000 at June 30, 2007 compared with $280,182,000 at December 31, 2006.

Although the Company's primary sources of liquidity include liquid assets and the Bank’s deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Banker’s Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $295,069,000 of which $77,500,000 was outstanding as of June 30, 2007 and $239,289,000 of which $46,500,000 was outstanding as of December 31, 2006. Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs. The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

CAPITAL RESOURCES

Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been generated through retention retained earnings. The Company's shareholders' equity increased by $1,297,000 or 1% between June 30, 2007 and December 31, 2006. This increase was achieved through the retention of accumulated earnings and the exercise of stock options.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Management believes, as of June 30, 2007, that the Company and the Bank met all applicable capital requirements. The Company’s leverage capital ratio at June 30, 2007 was 9.97% as compared with 9.33% as of December 31, 2006. The Company’s total risk based capital ratio at June 30, 2007 was 12.41% as compared to 12.49% as of December 31, 2006.

The Company has announced the acquisitions of The Stockmen’s Bank of California and Bay View Funding, pending regulatory approval. Management anticipates the Company will remain well capitalized after the acquisitions by issuing additional trust preferred securities to meet the regulatory requirements.

In the opinion of management, the Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of June 30, 2007 and are summarized as follows:

(Dollars in thousands)	Actual		For Regulatory Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$202,737	12.41%	$130,742	8%	$163,427	10%
Tier 1 capital (to risk weighted assets)	$182,618	11.17%	$65,371	4%	$98,056	6%
Leverage ratio(1)	$182,618	9.97%	$73,253	4%	$91,566	5%
The Bank:
Total capital (to risk weighted assets)	$177,770	10.93%	$130,142	8%	$162,677	10%
Tier 1 capital (to risk weighted assets)	$157,651	9.69%	$65,071	4%	$97,606	6%
Leverage ratio(1)	$157,651	8.65%	$72,889	4%	$91,111	5%
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

DEPOSITS

Deposits are the Company's primary source of funds. At June 30, 2007, the Company had a deposit mix of 28% in savings deposits, 41% in time deposits, 16% in interest-bearing checking accounts and 15% in noninterest-bearing demand accounts compared to 27% in savings deposits, 41% in time deposits, 14% in interest-bearing checking accounts and 18% in noninterest-bearing demand accounts at December 31, 2006. Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company's business is not seasonal in nature. The Company accepts time deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At June 30, 2007, the Company had brokered deposits of $15,594,000. At December 31, 2006, the Company’s brokered deposits totaled $92,943,000. The decrease in brokered deposits during 2007 was related to management’s decision to allow these high cost funds to mature without renewal. The Bank has a policy target for brokered deposits of no more than 15% of the Bank’s asset base. Brokered deposits did not exceed the policy limit as of June 30, 2007.

Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2007 and December 31, 2006 are summarized as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Three months or less	$150,102	$190,565
Over three to six months	40,512	103,261
Over six to twelve months	41,311	50,555
Over twelve months	37,348	21,853
Total	$269,273	$366,234

Federal Funds Purchased and Other Borrowed Funds

The total of federal funds purchased remained at $0 for the six months ended June 30, 2007 from December 31, 2006. Other borrowed funds have increased primarily by the to secure liquidity for future anticipated growth

In December 2005, the Bank entered into a repurchase agreement with an embedded LIBOR floor for $100,000,000 with J.P. Morgan. This agreement has a maturity date of December 15, 2010. The repurchase agreement will help to insulate the Company from the effects of a downward rate environment. For more information about the agreement, see Note 5 on “Other Borrowings” in the Company’s 2006 Annual Report and Form 10-K.

Return on Equity and Assets

	Six Months Ended June 30,		Year ended December 31
	2007	2006	2006
Annualized return on average assets	0.50%	1.36%	1.25%
Annualized return on average equity	6.18%	18.53%	16.85%
Average equity to average assets	8.10%	7.33%	7.44%
Dividend payout ratio	44.43%	11.71%	13.7%

Impact of Inflation

The primary impact of inflation on the Company is its effect on interest rates. The Company’s primary source of income is net interest income which is affected by changes in interest rates. The Company attempts to limit inflation’s impact on its net interest margin through management of rate sensitive assets and liabilities and the analysis of interest rate sensitivity.

Subsequent Events

On July 25, 2007, the Bank foreclosed on a property in Rocklin California which was collateral for a residential construction loan. During the second quarter a specific reserve was recorded in the allowance for loan losses based on a third party appraisal of the property. At completion of the foreclosure on July 25, 2007, the specific reserve related to this loan was charged-off and the market value of the property of $9,253,000 was recorded into other real estate owned. The specific reserve related to the mechanic liens will remain recorded until a resolution with third parties is complete. For more information related to the aforementioned loan see the section titled “NONPERFORMING ASSETS” included herein.

On July 20, 2007, the Company announced that it entered into a materially definitive agreement to purchase Bay View Funding (”BVF”), a factoring business based in San Mateo California. The Company will acquire all of the assets and liabilities of BVF. The assets consist primarily of receivables of approximately $26,000,000 to $28,000,000. The purchase price of approximately $14 million represents a 3.25 multiple of BVF’s EBITDA with $11.7 million (85%) payable at closing and an additional 5% payable one year after the closing and the remaining 10% due two years after the closing (assuming certain indemnified events have not occurred). In addition, BVF can earn up to an additional .75 multiple of EBITDA (roughly $3 million) over the next two years if a 15% growth in revenue and EBITDA is achieved. For more information related to this announcement, see the Company’s website at www.ccow.com under the news and events section.

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

The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which provides monthly reports to the Board of Directors. ALCO establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. ALCO is also involved in formulating the economic projections for the Company’s budget and strategic plan. ALCO sets specific rate sensitivity limits for the Company. ALCO monitors and adjusts the Company’s exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. Management monitors the asset and liability changes on an ongoing basis and provides report information and recommendations to the ALCO committee in regards to those changes.

It is the opinion of management that there has been no material change in the Company’s market risk during the first six months of 2007 when compared to the level of market risk at December 31, 2006. If interest rates were to suddenly and materially fall from levels experienced during the six three months of 2007, the Company could become susceptible to an increased level of market risk.

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

PART II - Other Information

Item 1. Legal Proceedings

The Company is a party to routine litigation in the ordinary course of its business. The Company is also party to legal proceedings related to foreclosed property of which the Company has already recorded a specific reserve. In the opinion of management, pending and threatened litigation, where liabilities have not been reserved, have a remote likelihood of having a material adverse effect on the financial condition or results of operations of the Company.

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

The markets in which Capital Corp of the West operates are subject to the risk of earthquakes and other natural disasters

Most of the properties of Capital Corp of the West are located in California. Also, most of the real and personal properties which currently secure the Company's loans are located in California. California is a state which is prone to earthquakes, brush fires, drought, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood or other natural disaster, Capital Corp of the West faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood or other natural disaster in California could have a material adverse effect on Capital Corp of the West's business, financial condition, results of operations and cash flows.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a.)
Our Annual Meeting of Shareholders for 2007 was held May 22, 2007. The number of shares represented in person or by proxy and constituting a quorum was approximately 8,875,000 which equaled approximately 82% of the shares outstanding.

(b.)	The following are the results of the election of directors in Class II of the Board:
Election of directors	Votes For	Votes Withheld
John D. Fawcett	6,673,607	2,201,154
Thomas T. Hawker	6,757,757	2,117,014
Curtis A. Riggs	6,726,447	2,116,490

(c.)	The following are the results of the vote on proposal 2, to increase the number of shares available for grants of stock options pursuant to the Capital Corp of the West 2002 Stock Option Plan:

Votes For	Votes Against
4,645,414	2,207,142

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

CAPITAL CORP OF THE WEST

(Registrant)

Date: August 9, 2007	By /s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: August 9, 2007	By /s/ David A. Heaberlin
David A. Heaberlin
Chief Financial Officer/Treasurer

Exhibit Index

Exhibit	Description
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350