Form 10-K/A
CAPITAL CORP OF THE WEST
filed 2007-08-10
CIK 1004740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference:
None

Explanatory Note

We are filing Amendment No. 1 (this “Amendment”) to the Capital Corp of the West (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), which was originally filed on March 16, 2007, to amend Part IV, Item 15 of our 2006 Form 10-K for the sole purpose of including Exhibit 23.1, the consent of our independent auditors, in the filing.

The exhibits included in the 2006 Form 10-K inadvertently omitted exhibit 23.1, the consent of our independent auditors.  This amended 2006 Form 10-K includes the omitted exhibit and Exhibit Index which includes a reference to the consent of our independent auditors as Exhibit 23.1.

No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Company’s 2006 Form 10-K. This Amendment does not reflect events occurring after March 16, 2007, the date of the original filing of the 2006 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b) Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

Exhibit Index

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
10.18
Salary Continuation Agreement dated June 19, 2006, between Capital Corp of the West and David A. Heaberlin, Executive Vice President and Chief Financial Officer of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated July 7, 2006)
*
10.19	Severance Agreement dated June 19, 2006 between Capital Corp of the West and David A. Heaberlin (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated July 7, 2006).	*
10.20	Form of Director Elective Income Deferral Agreement (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*
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
*
11	Statement Regarding the Computation of Earnings Per Share (incorporated herein by reference from Note 1 of the Company's Consolidated Financial Statements, filed as Exhibit 13 to this report).
14	Code of Ethics (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 7, 2004).
21	List of Subsidiaries
23.1	Independent Registered Public Accounting Firm’s Consent Regarding Financial Statements
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	Denotes management contract or compensatory plan arrangement.

(c) Financial Statement Schedules

All other supporting schedules are omitted because they are either not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2007.

CAPITAL CORP OF THE WEST

Date: August 8, 2007	By: /s/ Thomas T. Hawker
THOMAS T. HAWKER
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	By: /s/ David A. Heaberlin
DAVID A. HEABERLIN
Executive Vice President and
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jerry E. Callister	Chairman of the	August 8, 2007
JERRY E. CALLISTER	Board of Directors

/s/ Thomas T. Hawker	Director/CEO and	August 8, 2007
THOMAS T. HAWKER	Principal Executive Officer

/s/ David A. Heaberlin	Chief Financial Officer	August 8, 2007
DAVID A. HEABERLIN	Principal Financial and
Accounting Officer

/s/ Dorothy L. Bizzini	Director	August 8, 2007
DOROTHY L. BIZZINI

/s/ David X. Bonnar	Director	August 8, 2007
DAVID X. BONNAR

/s/ John Fawcett	Director	August 8, 2007
JOHN FAWCETT

/s/ Curtis R. Grant	Director	August 8, 2007
CURTIS R. GRANT

/s/ G. Michael Graves	Director	August 8, 2007
G MICHAEL GRAVES

/s/ Curtis Riggs	Director	August 8, 2007
CURTIS RIGGS

/s/ Jerry Tahajian	Director	August 8, 2007
JERRY TAHAJIAN