Form 10-Q
period 2007-11-09
CAPITAL CORP OF THE WEST
filed 2007-11-09
CIK 1004740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	IRS Employer ID Number

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

The number of shares outstanding of the registrant’s common stock, no par value, as of November 6, 2007 was 10,789,944.  No shares of preferred stock, no par value, were outstanding at November 6, 2007.

Capital Corp of the West
Table of Contents

PART I.   FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

Capital Corp of the West
Consolidated Balance Sheets
(Unaudited)

	As of September 30,	As of December 31,
(Dollars in thousands)	2007	2006
ASSETS:
Cash and non-interest-bearing deposits in other banks	$45,389	$44,853
Federal funds sold	12,880	150,680
Time deposits at other financial institutions	100	350
Investment securities available for sale, at fair value	231,686	256,538
Investment securities held to maturity, at cost; fair value of $154,862 and $166,266 at September 30, 2007 and December 31, 2006	157,507	168,058
Loans, net of allowance for loan losses of $15,285 and $14,031 at September 30, 2007 and December 31, 2006	1,348,953	1,210,730
Interest receivable	9,941	9,819
Premises and equipment, net	46,119	42,320
Goodwill	1,405	1,405
Cash value of life insurance	43,574	43,051
Investment in housing tax credit limited partnerships	9,439	10,082
Other real estate owned	9,450	60
Other assets	31,072	23,593

Total assets:	$1,947,515	$1,961,539

LIABILITIES:
Deposits:
Non-interest-bearing demand	$240,720	$287,723
Negotiable orders of withdrawal	226,040	225,481
Savings	464,005	436,494
Time, under $100,000	352,336	299,409
Time, $100,000 and over	248,148	366,234
Total deposits:	1,531,249	1,615,341
Other borrowings	213,292	151,697
Junior subordinated debentures	31,960	31,960
Accrued interest, taxes and other liabilities	14,910	14,961
Total liabilities:	1,791,411	1,813,959

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, no par value; 20,000,000 shares authorized; 10,789,944 and 10,760,762 issued and outstanding at September 30, 2007 and December 31, 2006	66,090	64,586
Retained earnings	91,987	84,614
Accumulated other comprehensive loss, net	(1,973)	(1,620)
Total shareholders’ equity:	156,104	147,580

Total liabilities and shareholders’ equity:	$1,947,515	$1,961,539

See accompanying notes to consolidated financial statements.

Capital Corp of the West
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$28,422	$26,009	$80,068	$73,440
Interest on deposits with other financial institutions	1	5	9	14
Interest on investments held to maturity:
Taxable	855	882	1,708	2,723
Non-taxable	842	950	2,655	2,844
Interest on investments available for sale:
Taxable	2,825	3,063	9,463	9,826
Non-taxable	11	11	33	33
Interest on federal funds sold	223	100	1,756	193
Total interest income:	33,179	31,020	95,692	89,073

Interest expense:
Interest on negotiable orders of withdrawal	792	373	2,214	1,038
Interest on savings deposits	3,778	2,259	10,798	6,041
Interest on time deposits, under $100,000	4,191	2,666	12,019	7,443
Interest on time deposits, $100,000 and over	2,995	4,840	10,430	10,305
Interest on federal funds purchased	11	40	16	914
Interest on other borrowings	2,831	2,010	6,541	5,893
Interest on junior subordinated debentures	620	683	1,971	1,456
Total interest expense:	15,218	12,871	43,989	33,090

Net interest income	17,961	18,149	51,703	55,983
Provision for loan losses	732	200	4,645	400
Net interest income after provision for loan losses:	17,229	17,949	47,058	55,583

Noninterest income:
Service charges on deposit accounts	2,041	1,550	5,834	4,475
Death benefit on BOLI policies	993	179	993	179
Gain on the sale of securities	835	0	835	622
Increase in cash value of life insurance	465	365	1,304	966
Other	782	1,062	2,743	2,968
Total noninterest income:	5,116	3,156	11,709	9,210

Noninterest expenses:
Salaries and related expenses	7,606	7,293	22,883	21,487
Premises and occupancy	1,835	1,422	5,140	3,866
Equipment	1,382	1,096	3,861	3,129
Professional fees	1,225	478	2,895	1,952
Supplies	222	237	719	776
Marketing	588	360	1,507	1,213
Community support donations	185	264	554	773
Intangible amortization	0	0	0	23
Communications	415	406	1,179	1,137
Other	1,898	1,436	6,671	4,218
Total noninterest expenses:	15,356	12,992	45,409	38,574

Income before provision for income taxes	6,989	8,113	13,358	26,219
Provision for income taxes	993	2,284	2,744	8,579
Net income:	$5,996	$5,829	$10,614	$17,640
Basic earnings per share	$0.56	$0.54	$0.98	$1.65
Diluted earnings per share	$0.55	$0.53	$0.97	$1.61

See accompanying notes to consolidated financial statements.

Capital Corp of the West
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock
(Amounts in thousands)	Number of Shares	Amounts	Retained Earnings	Total	Accumulated other Comprehensive (Loss) Gain
Balance, December 31, 2005	10,575	$59,785	$65,049	$(2,589)	$122,245
Exercise of stock options, including tax benefit of $911	161	3,553	-	-	3,553
Effect of share-based payment expense	-	566	-	-	566
Net change in fair value of available for sale investment securities, net of tax effect of $347(1)	-	-	-	479	479
Net change in fair value of interest rate floor, net of tax benefit of $117(2)	-	-	-	(161)	(161)
Cash dividends	-	-	(2,249)	-	(2,249)
Net income	-	-	17,640	-	17,640
Balance, September 30, 2006	10,736	$63,904	$80,440	$(2,271)	$142,073

Balance, December 31, 2006	10,761	$64,586	$84,614	$(1,620)	$147,580
Exercise of stock options, including tax benefit of $23	29	438	-	-	438
Effect of share-based payment expense	-	1,066	-	-	1,066
Net change in fair value of available for sale investment securities, net of tax effect of $490	-	-	-	(666)	(666)
Net change in fair value of interest rate floor, net of tax effect of $227 (3)	-	-	-	313	313
Cash dividends	-	-	(3,241)	-	(3,241)
Net income	-	-	10,614	-	10,614
Balance, September 30, 2007	10,790	$66,090	$91,987	$(1,973)	$156,104

(1)  Includes reclassification adjustment for net gains included in net income of $361 (net of $261 tax expense).
(2)  Includes reclassification adjustment for net losses included in net income of $16 (net of $11 tax benefit).
(3)  Includes reclassification adjustment for net losses included in net income of $142 (net of $103 tax benefit).

See accompanying notes to consolidated financial statements.

Capital Corp of the West
Consolidated Statements of Comprehensive Income
(Unaudited)

	For The Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
Net income	$10,614	$17,640
Unrealized gain (loss) on securities arising during the year, net	(666)	840
Unrealized gain (loss) on interest rate floor arising during the year, net	171	(177)
Reclassification adjustment for losses realized in net income, net of tax (benefit of $83 in 2007 and expense of $258 in 2006 for the time periods presented)	142	(345)
Comprehensive income:	$10,261	$17,958

See accompanying notes to consolidated financial statements.

Capital Corp of the West
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
Operating activities:
Net income	$10,614	$17,640
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	4,645	400
Depreciation, amortization and accretion, net	6,555	5,442
Origination of loans held for sale	(5,203)	(2,380)
Proceeds from sales of loans	5,890	1,662
Gain on sale of loans	(324)	(123)
Gain on sale of AFS securities	(835)	(622)
Increase in cash value of bank owned life insurance	(1,304)	(966)
Gain on death benefit from bank owned life insurance	(993)	(179)
Proceeds from death benefit of BOLI	1,773	-
Non-cash share based payment expense	1,066	566
Net (increase) decrease in interest receivable & other assets	(6,706)	1,431
Gain on sale of other real estate owned	(102)	(190)
(Gain) loss on interest rate derivative	117	-
Net (increase) decrease in accrued interest, taxes and other liabilities	(51)	1,314
Net cash provided by operating activities:	15,142	23,995

Investing activities:
Investment securities purchased – available for sale securities	(2,454)	(2,944)
Investment securities purchased – held to maturity securities	-	(3,659)
Proceeds from maturities of available for sale investment securities	24,221	38,591
Proceeds from maturities of held to maturity investment securities	9,986	11,404
Proceeds from sales of available for sale securities	3,000	20,483
Net decrease in time deposits at other institutions	250	-
Proceeds from the sale of other real estate owned	102	656
Loans purchased	-	(30,015)
Net increase in loans	(155,270)	(169,379)
Net purchases of bank owned life insurance	-	(10,000)
Purchases of premises and equipment	(6,941)	(11,984)
Net cash used in investing activities:	(127,106)	(156,847)

Financing activities:
Net (decrease) increase in demand, NOW and savings deposits	(18,933)	(74,966)
Net (decrease) increase in certificates of deposit	(65,159)	244,362
Net increase (decrease) in other borrowings	61,595	(49,099)
Issuance of subordinated debentures	-	15,464
Payment of cash dividends	(3,241)	(2,249)
Exercise of stock options	415	2,642
Tax benefits related to exercise of stock options	23	911
Net cash (used in) provided by financing activities:	(25,300)	137,065

Net (decrease) increase in cash and cash equivalents	(137,264)	4,213

Cash and cash equivalents at beginning of period	195,533	91,581
Cash and cash equivalents at end of period	58,269	$95,794

Supplemental disclosure of noncash investing and financing activities:
Interest rate floor unrealized gain (loss), net of taxes	$313	$(161)
Interest paid	47,627	31,855
Income tax payments	3,060	8,150
Loans transferred to other real estate owned	9,390	-
Investment securities unrealized gain (loss), net of tax	$(666)	$479

See accompanying notes to consolidated financial statements.

Capital Corp of the West
Notes to Consolidated Financial Statements
September 30, 2007 and December 31, 2006
(Unaudited)

NOTE 1.

GENERAL COMPANY

Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. The Company at September 30, 2007 had total assets of $1.95 billion and total shareholders’ equity of $156 million. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company's primary asset and source of income is the Bank. As of November 6, 2007, the Company had outstanding 10,789,944 shares of Common Stock, no par value, held by approximately 1,700 shareholders. There were no preferred shares outstanding at November 7, 2007. The Company has one wholly-owned inactive non-bank subsidiary, Capital West Group (“CWG”).  The Bank has two wholly-owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”), a real estate company, and County Asset Advisors (“CAA”). CAA is currently inactive, and MAID has limited operations serving as the owner of certain bank properties.  All references herein to the Company includes all subsidiaries of the Company, the Bank and the Bank's subsidiaries, unless the context otherwise requires. The Company is also the parent of County Statutory Trust I, County Statutory Trust II, and County Statutory Trust III, which are all trust subsidiaries established to facilitate the issuance of trust preferred securities. On June 19, 2007, the Bank formed 1977 Services Corporation, a wholly-owned subsidiary formed for the purpose of holding the now  foreclosed real estate construction project located in Rocklin, California and on October 5, 2007, the Bank acquired Bay View Funding, a factoring business headquartered in San Mateo, CA.

NOTE 2.

GENERAL BANK

The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits. The Bank is a member of the Federal Reserve System.

NOTE 3.

INDUSTRY AND MARKET AREA

County Bank is a community bank with operations located mainly in the San Joaquin Valley of Central California with business banking operations in the San Francisco Bay Area.  The corporate headquarters of the Company and the Bank’s main branch facility are located at 550 West Main Street, Merced, California.  In addition to this facility, there are three support centers in downtown Merced with an additional square footage of 33,000 square feet of office space.

The Bank currently has 28 branch operations located in the Central Valley, 1 branch operation in San Francisco, and 1 branch operation in San Jose.  The Central Valley operations include branches located in: Merced (2), Atwater, Los Banos, Hilmar, Sacramento, Sonora, Turlock (2), Modesto (2), Riverbank, Ceres, Newman, Dos Palos, Livingston, Mariposa, Madera, Clovis (2), Fresno (6), Delhi, and Stockton. The Bank owns eleven of these branch facilities and the remaining eighteen facilities are leased.  One of the branches in Fresno is located in a high school and the school is allowing the bank to use the space free of cost.  The Management of the Bank believes that the facilities will be adequate to accommodate operations for the foreseeable future.  During the fourth quarter of 2007, the bank acquired Bay View Funding, a factoring business headquartered in San Mateo, CA and 11 branches of California Stockmen’s Bank (see Subsequent Events section on page 37 for more details).

NOTE 4.

OTHER FINANCIAL NOTES

All adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position at September 30, 2007 and December 31, 2006 and the results of operations for the three and nine month periods ended September 30, 2007 and 2006, and the statements of cash flows for the nine months ended September 30, 2007 and 2006 have been included therein.  The interim results for the three and nine months ended September 30, 2007 are not necessarily indicative of results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2006.

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

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and potential common shares outstanding.  Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and nine month periods ended September 30, 2007 and 2006:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006

Basic EPS computations:
Net income	$5,996	$5,829	$10,614	$17,640
Average common shares outstanding	10,790	10,736	10,783	10,673
Basic EPS	$0.56	$0.54	$0.98	$1.65

Diluted EPS computations:
Net income	$5,996	$5,829	$10,614	$17,640
Average common shares outstanding	10,790	10,736	10,783	10,673
Effect of stock options	130	239	162	274
Diluted common shares outstanding	10,920	10,975	10,945	10,947
Diluted EPS	$0.55	$0.53	$0.97	$1.61

NOTE 5.

BORROWED FUNDS

For the nine months ended September 30, 2007, the Company increased other borrowings which were obtained primarily from the Federal Home Loan Bank.  The increase in other borrowings of $61,595,000 was used to fund a portion of the decrease in the Bank’s brokered deposit balances and a portion of the increase in the Bank’s gross loan balances.

NOTE 6.

SHARE-BASED PAYMENT

The Company maintains a stock option plan for certain directors, executives, and officers.  The plan stipulates that (i) all options have an exercise price equal to the fair market value on the date of grant; (ii) all options have a ten-year term and become exercisable as follows: 25% at date of issuance and 25% per year for the subsequent three years; (iii) all must be exercised within 90 days following termination of employment (iv) one year after death or disability or they expire.  The Company’s stock option plan is designed to provide equity compensation to officers and directors that is based on Company stock price performance.  The shares issued pursuant to the Company’s plan are newly issued, registered and non-restricted.

On January 1, 2006, the Company began recording share-based payment expense in accordance with Statement of Financial Accounting Standards No. 123-R, Share-based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107.  The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods.  Under this transition method, compensation cost associated with stock option awards now includes quarterly amortization of the remaining unvested portion of stock options outstanding prior to January 1, 2006.  Share-based payment expense was recorded as a non-cash expense increase in salaries and benefits, which had the effect of reducing net income, earnings per share, and diluted earnings per share.  Share-based payment expense is recorded on a ratable basis in the period in which the stock option vests.  The Company uses the Black-Scholes-Merton closed form model, an acceptable model under SFAS 123R, for estimating the fair value of stock options.  For the valuation of stock options, the Company used the following assumptions: a risk free rate of 4.18%; a volatility rate of 27.63%; an expected dividend rate of 2.30%; and an expected term of 6.27 years for the three months ended September 30, 2007 and a risk free rate of 4.80%; a volatility rate of 26.89%; an expected dividend rate of 0.90%; and an expected term of 5.85 years for the three months ended September 30, 2006.

Information as Reported in the Financial Statements

The following table presents the stock option compensation expense included in the Company’s Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
(Dollars in thousands except per share data)
Stock option compensation expense	$217	$131	$1,066	$566
Tax benefit recorded related to stock option compensation expense	(24)	(9)	(152)	(37)
Decrease in net income	$193	$122	$914	$529
Effect on:
Net income per share – basic	$(0.02)	$(0.01)	$(0.08)	$(0.05)
Net income per share – diluted	$(0.02)	$(0.01)	$(0.08)	$(0.05)

Options activity during the first nine months of 2007 is as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at January 1, 2007	680	$20.73
Options granted	192	28.87
Options exercised	(29)	14.23
Options forfeited	(18)	30.15
Outstanding at September 30, 2007	825	22.65
Exercisable at September 30, 2007	606	$19.84

Options grants during the first nine months of 2007:

	September 30,
	2007		2006
(Shares in thousands)	Number of Shares	Weighted-Average Fair Value per Share	Number of Shares	Weighted-Average Fair Value per Share
Options granted	192	$9.09	169	$9.83

Option vesting activity that occurred during the first nine months of 2007:

(Shares in thousands)	Number of Shares	Weighted-Average Fair Value per Share
Nonvested options at January 1, 2007	115	$11.17
Options granted	192	9.09
Options vested	(70)	9.80
Options forfeited	(18)	10.14
Nonvested options at September 30, 2007	219	$9.87

Vested option summary information as of September 30, 2007 is as follows:

(Shares and dollars in thousands, except per share data)	Number of Shares	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price per Share
Vested options exercisable at September 30, 2007	606	$2,669	6.01	$19.84
Total options outstanding at September 30, 2007	825	$2,671	6.82	$22.65

The vesting schedule for each option holder’s stock option contract is identical to the exercise schedule for each option contract.  The total intrinsic value of options exercised was $402,000 and $919,000 for the nine months ended September 30, 2007 and September 30, 2006.  Intrinsic value is defined as positive difference between the current market price for the underlying stock and the strike price of an option.  The exercise price must be less than the current market price of the underlying stock to have intrinsic value.  The total fair value of shares vested was $686,000 and $566,000 for the nine months ended September 30, 2007 and 2006.  Total future compensation expense related to non-vested awards was $1,646,000 with a weighted average period to be recognized of 2.00 years as of September 30, 2007.  There are 650,000 authorized shares remaining available for future grant under the Company’s stock option plan.

NOTE 7.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 requires that management make a determination as to whether each tax position is more-likely-than-not to be sustained under tax authority examination, based on the technical merits of the position.  If the more-likely-than-not threshold is met, management must measure the benefit of each position to determine the amount of benefit to recognize in the financial statements.  Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: (a) an increase in a liability for income taxes payable or a reduction in an income tax refund; (b) a reduction in a deferred tax asset or an increase in a deferred tax liability; or (c) both.  This interpretation was effective for fiscal years beginning after December 15, 2006.  The adoption of this statement did not have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, FASB issued SFAS No. 157, "Employers’ Fair Value Measurements” which defines and establishes a framework for measuring fair value used in FASB pronouncements that require or permit fair value measurement.   This statement expands disclosures using fair value to measure assets and liabilities in interim and annual periods subsequent to the period of initial recognition.  SFAS No. 157 is effective for financial statements issued for fiscal years after November 15, 2007, and interim periods within those years.  Management is currently evaluating the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.

In September 2006, the Emerging Issues Task Force issued EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”).  EITF 06-04 establishes that for certain split-dollar life insurance arrangements, an employer should recognize a liability for future benefits in accordance with currently existing accounting pronouncements based on the substantive agreement with the employee.  EITF 06-04 will be effective for fiscal years beginning after December 15, 2007.  Management is currently evaluating the impact of the adoption of EITF 06-04 and has not yet determined the impact EITF 06-04 will have on the Company’s consolidated financial statements upon adoption.

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

Readers of the Company’s Form 10-Q should not base their investment decisions solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2006 Annual Report on Form 10-K filed on March 16, 2007.  These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.  Some possible events or factors that could occur that may cause differences from expected results include the following: the Company’s loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell, or purchase certain loans or loan portfolios; or sell or buy participations of loans; the quality and adequacy of management of our borrowers; or industry, product and geographic concentrations and the mix of the loan portfolio.  The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographical conditions, the mix of the loan portfolio and management’s judgments regarding the collectibility of loans.  Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Company and the mix of funding sources.  Decisions to purchase, hold, or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions.  Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities and the wholesale and retail funding sources of the Company.

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

Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company, civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; outbreak or escalation of hostilities in which the United States is involved; any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; changes in laws and regulations; recently issued accounting pronouncements, government policies, regulations, and their enforcement (including Bank Secrecy Act-related matters, taxing statutes and regulations); restrictions on dividends that our subsidiaries are allowed to pay to us; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and management’s ability to manage these and other risks. For additional information relating to the risks of the Company's business see "Risk Factors" in the Company's Annual Report on Form 10-K for 2006 and in Part II Item 1A of this report.

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

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared With Three and Nine Months Ended September 30, 2006

OVERVIEW

For the three and nine months ended September 30, 2007, the Company reported net income of $5,996,000 and $10,614,000.  This compares to $5,829,000 and $17,640,000 for the comparative periods in 2006 and represents an increase of $167,000 (or 3%) and a decrease of $7,026,000 (or 40%) respectively.  Basic earnings per share were $0.56 and $0.98 and diluted earnings per share were $0.55 and $0.97 for the three and nine months ended September 30, 2007.  This compares to basic earnings per share of $0.54 and $1.65 and diluted earnings per share were $0.53 and $1.61 for the three and nine months ended September 30, 2006.  This was an increase of $0.02 and a decrease of $0.67 per share for basic and an increase of $0.02 and a decrease of $0.64 for diluted earnings per share for the three and nine months ended September 30, 2007.

The increase in net income for the three months ended September 30, 2007 compared to same time period in 2006 is mainly attributable to a $835,000 ($484,000 after tax) gain on the sale of certain equity securities and a gain of $993,000 on bank owned life insurance.  These gains were offset by an increase in the provision for loan losses of $532,000 ($309,000 after tax).  Additionally, third quarter acquisition and integration costs aggregated $382,000 ($222,000 after tax) and $626,000 ($363,000 after tax) for the nine months ended September 30, 2007.

The decrease in net income for the nine months ended September 30, 2007 is primarily attributable to an increase in the provision for loan losses recorded of $4,245,000, compared to the same time periods in 2006.  The increase in the provision was primarily attributable to a specific reserve recorded in the second quarter for a housing development loan in Rocklin, California.  In the third quarter, the Bank foreclosed on the property and charged off $2,823,000 ($1,637,000 after tax) of the specified reserve recorded in the second quarter to record the property at its net realizable value.  For more information related to the provision for loan losses, see the section titled “NON-PERFORMING ASSETS” on page 25 of this report.  The increase in the provision for loan loss was combined with a contraction in the net interest margin and an increase in noninterest expense which resulted in decreased net income for the nine months ended September 30, 2007 compared to the same time periods in 2006.  The decrease in net interest margin was primarily attributable to higher prevailing interest rates paid on deposits and a change in the deposit portfolio’s mix of deposits.  The increase in noninterest expense has primarily been driven by a specific reserve of $1,646,000 related to the unfunded commitments recorded in 2007 on the aforementioned housing development loan in Rocklin, California, related to mechanic's liens, increased costs associated with branch expansion, normal salary progression and acquisition expenses.  For more information related to the specific reserve recorded in noninterest expense, see the section titled “RESERVE FOR UNFUNDED COMMITMENTS” on page 28 of this report.

The Bank has opened nine new branch facilities in two years.  These new branches have increased salary and benefit costs attributable to the staffing for these branches, and the additional depreciation expense of capitalized equipment and new facilities.  The annualized return on average assets was 1.25% and .76% for the three and nine months ended September 30, 2007 compared to 1.29% and 1.33% for the three and nine months ended September 30, 2006.  The Company's annualized return on average equity was 15.66% and 9.39% for the three and nine months ended September 30, 2007 compared to 17.05% and 17.91% for the three and nine months ended September 30, 2006.

NET INTEREST INCOME

The Company's primary source of income is net interest income and represents the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities.  The following table illustrates the results and changes in interest income and interest expense for the dates indicated.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	Percent Change	2007	2006	Percent Change
Total interest income	$33,179	$31,020	6.9%	$95,692	$89,073	7.4%
Total interest expense	15,218	12,871	18.2%	43,989	33,090	32.9%
Net interest income:	$17,961	$18,149	(1.0)%	$51,703	$55,983	(7.6)%

The following table illustrates the average balances affecting interest income and expense, and interest earned or paid on those balances on a tax adjusted basis for the periods indicated.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	Percent Change	2007	2006	Percent Change
Average interest-earning assets	$1,744,977	$1,674,083	4.2%	$1,721,541	$1,639,476	5.0%
Average interest-bearing liabilities	$1,496,922	$1,384,793	8.1%	$1,467,260	$1,345,609	9.0%
Average interest rate earned	7.61%	7.42%	2.6%	7.50%	7.34%	2.2%
Average interest rate paid	4.03%	3.69%	9.4%	4.01%	3.29%	21.9%
Net interest margin:	4.15%	4.37%	(5.0)%	4.09%	4.64%	(12.0)%

The level of interest income is affected by changes in volume of and rates earned on interest-earning assets.  Interest-earning assets consist primarily of loans, investment securities and federal funds sold.  The increase in total interest income for the three and nine months ended September 30, 2007 was primarily the result of an increase in both the volume of interest-earning assets and the average interest rates earned.  The increase in average interest earning assets during 2007 was made possible by increased asset generation from our existing branch network with funding being provided from the reduction in federal funds sold and the issuance of other borrowings.  The increase in interest rates earned during 2007 compared to the same period in 2006 was primarily the result of an increase in prevailing market interest rates.  Management believes that while deposit competition will likely continue, the dramatic increase in interest rates paid on deposits appears to have ended.  Short term interest rates for the three and nine months ended September 30, 2007 as compared to the same period in 2006 have increased as a result of the Federal Reserve Board’s Open Market Committee (FRBOMC) actions that increased short term rates through June 2006.  The FRBOMC reduced the fed funds rate by 50 basis points on September 18, 2007 and another 25 basis points on October 31, 2007.  These reductions took place late in the third quarter and in the fourth quarter of 2007 and did not materially impact our third quarter financial results.

Interest expense is a function of the volume and rates paid on interest-bearing liabilities.  Interest-bearing liabilities consist primarily of certain deposits and borrowed funds.  The increase in interest rates paid during the three and nine months ended September 30, 2007 when compared to 2006 was primarily the result of an increase in prevailing interest rates and a change in the mix within the deposit portfolio.  The increase in interest-bearing liabilities during 2007 when compared to the same period in 2006 was primarily the result of an increase in time and savings deposits.  The increase in savings deposits was primarily the result of a decision the Bank made in September of 2006 to retain deposits that the Bank swept out at the end of the day to other depository institutions.  This action allowed the Bank to retain $49,840,000 in savings deposits in September 2006, which grew to $91,152,000 at December 31, 2006 and again grew to $104,115,000 as of September 30, 2007.  Average savings deposits accounted for 29% and 28% of the average deposit portfolio for the three and nine months ended September 30, 2007 compared to 23% and 25% for the same time periods in 2006.  The increase in time deposits in 2007 was partially the result of customers reallocating funds from non-interest bearing demand deposit accounts to interest bearing time accounts.  The Bank has also increased market penetration into existing markets and expanded into new markets, which has increased deposits in the savings and time segments of the deposit portfolio.  One of the major causes for the increase was an increase in promotional rate programs established by the new branches in an effort to attract more business.  Management decided to reduce the amount of federal funds sold allowing the Bank to reduce high cost brokered time deposits to $2,606,000 as of September 30, 2007 compared to $92,943,000 at December 31, 2006.  Average time deposits accounted for 40% and 41% of the average deposit portfolio for the three and nine months ended September 30, 2007 compared to 45% and 41% for the same time periods in 2006.  The decrease in the time deposit segment of the deposit portfolio was coupled with declines in the demand deposit segment of the deposit portfolio causing the average interest rate paid on interest bearing liabilities to increase to 4.03% and 4.01% for the three and nine months ended September 30, 2007 compared to 3.69% and 3.29% for the same periods in 2006.

The net interest margin provides a measurement of the Company's ability to utilize funds profitably during the period of measurement.  The Company's decrease in the net interest margin for the three and nine months ended September 30, 2007 when compared to the same periods in 2006 was primarily attributable to a larger percentage increase in yields paid for deposits than yields earned on loans.  Loans as a percentage of average interest-earning assets increased to 77% and 74% for the three and nine months ended September 30, 2007 as compared with 73% and 71% for the same time periods in 2006.  The increase in loans as a percentage of interest-earning assets is mainly attributable to increased loan production generated through our branch network.  For the three and nine months ended September 30, 2007 average loans grew to $1,334,981,000 and $1,270,114,000 from $1,225,723,000 and $1,168,887,000.  The increase in average loan growth equated to 8.9% and 8.7% respectively.  The loan growth occurred primarily in the non-residential real estate mortgage loan segment of the portfolio.  Net interest income and the net interest margin are presented in the table on pages 16 and 17 on a taxable-equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on a 35% marginal federal tax rate.

AVERAGE BALANCES AND RATES EARNED AND PAID

The following table presents condensed average balance sheet information for the Company, together with average interest rates earned and paid on the various sources and uses of its funds for each of the periods indicated.  Non-accruing loans are included in the calculation of the average balances of loans, but the non-accrued interest on such loans is excluded

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(Dollars in thousands)	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/Rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/Rate
Assets:
Federal funds sold	$17,862	$223	4.95%	$7,613	$100	5.21%
Time deposits at other financial institutions	100	1	3.97	350	5	5.67
Taxable investment securities (1)	294,858	3,712	4.99	337,085	3,959	4.66
Nontaxable investment securities (1)	97,176	1,124	4.59	103,312	1,249	4.80
Loans, gross: (2)	1,334,981	28,422	8.45	1,225,723	26,009	8.42
Total interest-earning assets:	1,744,977	33,482	7.61	1,674,083	31,322	7.42
Allowance for loan losses	(15,547)			(14,868)
Cash and due from banks	44,731			43,274
Premises and equipment, net	46,371			37,647
Interest receivable and other assets	86,596			73,820
Total assets:	$1,907,128			$1,813,956

Liabilities And Shareholders' Equity:
Negotiable order of withdrawal	$232,859	$792	1.35	$197,546	$372	0.75
Savings deposits	430,562	3,778	3.48	333,695	2,259	2.69
Time deposits	597,518	7,186	4.77	666,501	7,507	4.47
Total interest-bearing deposits:	1,260,939	11,756	3.70	1,197,742	10,138	3.36
Federal funds purchased	816	11	5.35	2,945	40	5.39
Other borrowings	203,207	2,831	5.53	152,146	2,026	5.28
Junior subordinated debentures	31,960	620	7.70	31,960	667	8.28
Total interest-bearing liabilities:	$1,496,922	$15,218	4.03	$1,384,793	$12,871	3.69

Noninterest-bearing deposits	243,145			276,923
Accrued interest, taxes and other liabilities	15,176			15,471
Total liabilities:	$1,755,243			$1,677,187

Total shareholders' equity:	151,885			136,769
Total liabilities and shareholders' equity:	$1,907,128			$1,813,956

Net interest income and margin (3)		$18,264	4.15%		$18,451	4.37%

(1)
Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $271,000 and $288,000 for the three months ended September 30, 2007 and 2006.  Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $32,000 and $14,000 for the three months ended September 30, 2007 and 2006.

(2)	Amounts of interest earned included loan fees of $1,011,000 and $950,000 and loan costs of $105,000 and $152,000 for the three months ended September 30, 2007 and 2006, respectively.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

AVERAGE BALANCE SHEET & ANALYSIS OF NET INTEREST EARNINGS

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(Dollars in thousands)	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/Rate	Average Balance	Taxable Equivalent Interest	Taxable Equivalent Yield/Rate
Assets:
Federal funds sold	$44,939	$1,756	5.22%	$5,250	$193	4.92%
Time deposits at other financial institutions	223	9	5.40	350	14	5.35
Taxable investment securities (1)	307,240	11,235	4.89	362,508	12,609	4.65
Nontaxable investment securities (1)	99,025	3,548	4.79	102,481	3,756	4.90
Loans, gross: (2)	1,270,114	80,068	8.43	1,168,887	73,440	8.40
Total interest-earning assets:	1,721,541	96,616	7.50	1,639,476	90,012	7.34
Allowance for loan losses	(14,622)			(15,074)
Cash and due from banks	43,692			46,146
Premises and equipment, net	45,581			33,733
Interest receivable and other assets	80,144			69,644
Total assets:	$1,876,336			$1,773,925

Liabilities And Shareholders' Equity:
Negotiable order of withdrawal	$230,732	$2,214	1.28	$205,209	$1,038	0.68
Savings deposits	419,405	10,798	3.44	353,195	6,041	2.29
Time deposits	626,809	22,450	4.79	577,631	17,749	4.11
Total interest-bearing deposits:	1,276,946	35,462	3.71	1,136,035	24,828	2.92
Federal funds purchased	387	16	5.53	25,275	914	4.83
Other borrowings	157,967	6,540	5.54	162,139	5,942	4.90
Junior subordinated debentures	31,960	1,971	8.25	22,160	1,407	8.49
Total interest-bearing liabilities:	$1,467,260	$43,989	4.01	$1,345,609	$33,091	3.29

Noninterest-bearing deposits	242,919			281,828
Accrued interest, taxes and other liabilities	15,020			15,169
Total liabilities:	$1,725,199			$1,642,606

Total shareholders' equity	151,137			131,319
Total liabilities and shareholders' equity:	$1,876,336			$1,773,925

Net interest income and margin (3)		$52,627	4.09%		$56,921	4.64%

(1)
Tax-equivalent adjustments included in the nontaxable investment securities portfolio are $860,000 and $879,000 for the nine months ended September 30, 2007 and 2006.  Tax equivalent adjustments included in the taxable investment securities created by a dividends received deduction were $52,000 and $64,000 for the nine months ended September 30, 2007 and 2006.

(2)	Amounts of interest earned included loan fees of $3,013,000 and $2,805,000 and loan costs of $364,000 and $377,000 for the nine months ended September 30, 2007 and 2006, respectively.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in average interest rates (Rate) and changes in average asset and liability balances (Volume) and the total net change in interest income and expenses on a tax equivalent basis.  The changes in interest due to both rate and volume have been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amount of the change in each.

Net Interest Income Variance Analysis:
	Three Months Ended
	September 30, 2007 Compared to September 30, 2006
(Amounts in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Federal funds sold	$(12)	$135	$123
Time deposits at other institutions	0	(4)	(4)
Taxable investment securities	249	(496)	(247)
Tax-exempt investment securities	(51)	(74)	(125)
Loans	95	2,318	2,413
Total:	$281	$1,879	$2,160

Increase in interest expense:
Interest bearing demand	$354	$66	$420
Savings deposits	863	656	1,519
Time deposits	456	(777)	(321)
Federal funds purchased	0	(29)	(29)
Other borrowings	125	680	805
Junior subordinated debentures	(47)	0	(47)
Total:	1,751	596	2,347
Decrease in net interest income:	$(1,470)	$1,283	$(187)

	Nine Months Ended
	September 30, 2007 Compared to September 30, 2006
(Amounts in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Federal funds sold	$104	$1,459	$1,563
Time deposits at other institutions	0	(5)	(5)
Taxable investment securities	548	(1,922)	(1,374)
Tax-exempt investment securities	(81)	(127)	(208)
Loans	268	6,360	6,628
Total:	$839	$5,765	$6,604

Increase in interest expense:
Interest bearing demand	$1,047	$129	$1,176
Savings deposits	3,625	1,132	4,757
Time deposits	3,190	1,511	4,701
Federal funds purchased	2	(900)	(898)
Other borrowings	751	(153)	598
Junior subordinated debentures	(58)	622	564
Total:	8,557	2,341	10,898
Decrease in net interest income:	$(7,718)	$3,424	$(4,294)

PROVISION FOR LOAN LOSSES

The provision for loan losses was $732,000 and $4,645,000 for the three and nine months ended September 30, 2007 compared to $200,000 and $400,000 for the three and nine months ended September 30, 2006, this represents an increase of $532,000 and $4,245,000 in 2007 compared to 2006. For an explanation of the increase in the provision for loan losses during 2007, see "ALLOWANCE FOR LOAN LOSSES" elsewhere herein.  As of September 30, 2007 the allowance for loan losses was $15,285,000 or 1.12% of total loans compared to $14,031,000 or 1.15% of total loans as of December 31, 2006.  At September 30, 2007, non-performing assets totaled $12,734,000 or 0.65% of total assets, non-performing loans totaled $3,284,000 or 0.24% of total gross loans and the allowance for loan losses totaled 465.44% of non-performing loans.  At December 31, 2006, non-performing assets totaled $2,435,000 or 0.12% of total assets, non-performing loans totaled $2,375,000 or 0.19% of total gross loans and the allowance for loan losses totaled 590.78% of non-performing loans.  No assurance can be given that non-performing loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.  For more information related to non-performing loans, see the section titled “NON-PERFORMING ASSETS” on page 25 of this report.

NON-INTEREST INCOME

Non-interest income increased by $1,960,000 and $2,499,000 or 62% and 27% to $5,116,000 and $11,709,000 for the three and nine months ended September 30, 2007, respectively, compared to the same time periods in 2006.  Service charges on deposit accounts increased by $491,000 and $1,359,000 or 32% and 30% to $2,041,000 and $5,834,000 for the three and nine months ended September 30, 2007, respectively, compared with the same periods in 2006.  The increase in service charges on deposit accounts for the three and nine month periods was the result of increased Bank focus on service charges as a way to increase non-interest income and a greater number of accounts opened than closed that incur service charges.  The gain on sale of securities increased by $835,000 and $213,000 compared to same time periods of 2006.  The increase of $100,000 and $338,000 for the three and nine months ended September 30, 2007 in cash surrender value of life insurance policies was the result of higher average earning balances compared to the same time periods in 2006.  Income on bank owned life insurance policy increased by $814,000 for three and nine months ended September 30, 2007.  Other categories of noninterest income had normal fluctuations in the ordinary course of business.

NON-INTEREST EXPENSE

Non-interest expenses increased by $2,364,000 and $6,835,000 or 18% for both periods to $15,356,000 and $45,409,000 for the three and nine months ended September 30, 2007 compared to the same time periods in 2006.  The primary components of non-interest expenses were salaries and employee benefits, premises and occupancy expenses, equipment depreciation expense, communication expenses, professional fees, supplies expenses, marketing expenses, intangible amortization and other operating expenses which include the provision for unfunded commitments.

Salaries and related expenses increased by $313,000 and $1,396,000 or 4% and 6% to $7,606,000 and $22,883,000 for the three and nine months ended September 30, 2007.  This compares to the $7,293,000 and $21,487,000 for the same time periods in 2006.  The increase was primarily the result of normal salary progression, increased support staff used to support branch operations, the staffing of new branch offices, regulatory compliance support functions, and increased expense in 2007 associated with share-based payment as part of salaries and related benefits.  Share-based payment expense increased $86,000 and $501,000 for the three and nine months ended September 30, 2007 compared to the same time periods in 2006.  Premises and occupancy expense increased by $413,000 and $1,274,000 or 29% and 33% for the three and nine months ended September 30, 2007 compared to the same time periods in 2006.  The primary reason for the increase in 2007 was related to the opening of new branch facilities in 2006 and 2007.  Equipment expense increased by $286,000 and $732,000 or 26% and 23% for the three and nine months ended September 30, 2007 compared to the same time periods in 2006.  The increase in equipment depreciation expense is related to the opening of new facilities and equipment upgrades in existing facilities.  When comparing the results for the three and nine months ended September 30, 2007 to the same periods in 2006, professional fees increased by $747,000 and $943,000 or 156% and 48%, respectively.  The increase in professional fees is primarily attributable to increased fees associated with merger and acquisition activity which did not occur in 2006.  Legal and consulting fees associated with merger and acquisition activity were $297,000 and $418,000 for the three and nine months ended September 30, 2007.  Marketing expense increased primarily due to a marketing campaign of the thirty year anniversary of the Bank and certain time deposit promotions.  Supplies expense decreased primarily because of increased attention to use of supplies and conservation.  Other expenses increased primarily due to the provision for unfunded commitments increasing by $214,000 and $1,797,000 to $195,000 and $1,790,000 for the three and nine months ended September 30, 2007 compared to a reduction of $19,000 and $7,000 recorded for the three and nine months ended September 30, 2006.  The increase in the provision for unfunded commitments in the three month ended September 30, 2007 was primarily driven by an increase of $127,000 for mechanics liens that have been placed against and an additional $136,000 recorded for unfunded loan commitments.  For more information related to the non-performing construction loan, see the section titled “NON-PERFORMING ASSETS” on page 28 or for more information related to the provision for unfunded commitments, see the section titled “RESERVE FOR UNFUNDED COMMITMENTS” on page 28.  Community support donations decreased primarily because they are provided as a percentage of income and have decreased as earnings have decreased.

PROVISION FOR INCOME TAXES

The Company recorded a decrease in the provision for income taxes of $1,291,000 and $5,835,000 or 57% and 68% for the three and nine months ended September 30, 2007 compared to the expense recorded for the same time periods in 2006.  The Company recorded an effective tax rate of 14% and 21% for the three and nine months ended September 30, 2007.  For the same time periods in 2006, the Company recorded an effective tax rate of 28% and 33%.  The decrease in the effective tax rate is the result of nontaxable income representing a greater percentage of income before taxes and the recognition of increasing tax credits related to investments in housing tax credit limited partnerships.  The company had a tax benefit of $182,000 resulting from “true-up” of the 2006 accounting estimate with actual tax returns filed in the third quarter and a tax valuation reserve reversal of $160,000.  In the third quarter of 2007, the Bank also recorded a tax-free insurance benefit payment of $993,000.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  We recognize both interest and penalties as a component of income tax expense.  The Company did not have any accrued interest or penalties due to tax authorities at adoption or September 30, 2007.  The Company has not recorded any cumulative effects of applying this interpretation as those positions that do not meet the threshold are not material to the Company's financial statements and due to management’s belief that all of the Company’s material tax positions are more-likely-than-not to be upheld, and fully realized upon audit.  The Company files a consolidated federal income tax return and the Company files income tax returns in the State of California.  The Bank is not subject to federal income tax examinations for taxable years prior to 2003, or state examinations prior to 2002.

Financial Condition

Total assets at September 30, 2007 were $1,947,515,000, a decrease of $14,024,000 or 1% compared with total assets of $1,961,539,000 at December 31, 2006.  Net loans were $1,348,953,000 at September 30, 2007, an increase of $138,223,000 or 11% compared with net loans of $1,210,730,000 at December 31, 2006.  Deposits were $1,531,249,000 at September 30, 2007, a decrease of $84,092,000 or 5% compared with deposits of $1,615,341,000 at December 31, 2006.  The decrease in total assets of the Company between December 31, 2006 and September 30, 2007 was primarily the result of federal funds sold being reduced by $137,800,000 to retire brokered deposits and fund reductions in other areas of the deposit portfolio.  For further information on the reduction of brokered deposits, see the “NET INTEREST INCOME” section on page 17 of this report.

Total shareholders' equity was $156,104,000 at September 30, 2007, an increase of $8,524,000 or 6% from the $147,580,000 at December 31, 2006. The growth in shareholders’ equity between December 31, 2006 and September 30, 2007 was primarily achieved through the retention of accumulated earnings.

OFF-BALANCE SHEET COMMITMENTS

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

	September 30,	December 31,
(In thousands)	2007	2006
Letters of credit	$6,815	$6,739
Commitments to extend credit	416,953	445,189
Total	$423,768	$451,928

As a financial services provider, the Bank routinely commits to extend credit, including loan commitments, standby letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for the Bank’s loans.

RETIREMENT PLANS

The Company has a supplemental retirement plan covering fourteen current and former executive officers. This plan is a nonqualified defined benefit plan and is unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the death benefits of these policies to offset the related retirement obligations.  For more information on the life insurance plans, see the section titled “CASH VALUE OF LIFE INSURANCE” contained in this report.

The following table sets forth the net periodic benefit cost recognized for the plan:

(Dollars in thousands)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net pension cost included the following components:
Service cost-benefits earned during the period	$75	$232
Interest cost on projected benefit obligation	53	159
Net periodic pension cost	$128	$391

During the nine months ended September 30, 2007, the Company contributed and paid out as benefits $112,000 to participants under the plan. For the year ending December 31, 2007, the Company expects to contribute and pay out as benefits $150,000 to participants under the plans.

CASH VALUE OF LIFE INSURANCE

The Bank maintains certain cash surrender value life insurance policies to, among other things, partially offset the cost of employee and director benefit programs.  The policies are also associated with a supplemental retirement plan for the Bank's executive management and deferred retirement benefits for participating board members.  The Bank has purchased insurance on the lives of the participants and intends to hold these policies until their death to obtain the death proceeds associated with the policies.  Income from these policies is reflected in non-interest income.  At September 30, 2007, the Bank held $43,574,000 in cash surrender value of life insurance, an increase of $523,000 from the $43,051,000 maintained at December 31, 2006.

The Bank is the owner and beneficiary of life insurance policies on a former employee of the Bank who passed away in August 2007.  The Bank recorded a gain of $993,000 from the policies, or approximately $0.09 per diluted share in the third quarter.

INVESTMENT IN HOUSING TAX CREDIT LIMITED PARTNERSHIPS

The Bank invests in housing tax credit limited partnerships to help meet the Bank’s Community Reinvestment Act low income housing investment requirements as well as to obtain federal and state income tax credits.  These partnerships provide the funding for low-income housing projects that might not otherwise be built.  The Bank had invested $12,304,000 and was committed to invest an additional amount of $1,496,000 in these partnerships as of September 30, 2007.

INVESTMENT SECURITIES

At September 30, 2007 the Bank’s investment securities included $5,093,000 of preferred stock issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  These issues of preferred stock are tied to various short term indices ranging from the one year LIBOR interest rate to the five year U.S. Treasury rate.  These securities have AA- credit ratings from the securities rating agencies and are callable by the issuer at par.

The Company’s investment portfolio consists of Mortgage backed securities, US Government Agencies, Collateralized Mortgage Obligations, Municipal securities, preferred stock, and other securities/debt.  The majority of the Company’s investments are with government sponsored entities. Specifically, FHLMC, FNMA, FHLB, FFCB.  All of our MBS & CMOs, except for the two whole loan CMOs, also are with government sponsored entities (GNMA, FHLMC or FNMA).  The two whole loan CMOs, do not appear to have subprime exposure, as such, Management does not believe the investments are other than temporarily impaired.  All of our municipals have an A rating or higher and most are AAA rating either implicitly or are insured by a third party.   For those investments with a fair value below cost, Management has the intent and the ability to hold for recoverability.

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

The Company’s objective in using derivatives is to reduce its exposure to variability in cash flows relating to receipts on its prime-based variable-rate loans.  To accomplish this objective, the Company uses an interest rate floor contract to protect the Company against movements in interest rates below the floor’s strike rate over the life of the agreement.  The interest rate floor contract is with Wachovia Bank and is effective from October 1, 2005 until September 1, 2010.  The contract’s cost was $1,270,000, and that cost is being amortized over the life of the contract.  The notional amount of the floor is $100,000,000 with a strike rate of 6.5% vs. the prime rate as published in the H15 bulletin from the Federal Reserve Bank for the first of each month.  The interest rate floor contract is designated as a cash flow hedge of the overall changes in cash flows below the interest rate floor contract’s strike rate of 6.5% on the Company’s designated prime-based interest receipts.  The hedged transactions are the forecasted interest receipts of the first prime-based interest payments received by the Company on designated prime-based loans each calendar month that, in aggregate for each month, are interest payments on $100 million principal of the Company’s then-existing pool of designated prime-based loans that reset on the first of every month.  With respect to the $100 million principal of the Company’s then existing pool of designated prime-based loans, the interest floor contract specifically designates the hedged transaction to be (i) for the first $1 million of the $100 million of floor notional:  the first prime-based interest payments received by the Company each calendar month until the maturity date of the floor that, in the aggregate for each period, are interest payments on $1 million principal of its then-existing prime-based loans that reset on the 1st of each month and with a 0.25% spread below prime (the “hedged transactions” for this portion of the floor); (ii) for the next $20 million of the $100 million of floor notional:  the first prime-based interest payments received by the Company each calendar month until the maturity date of the floor that, in the aggregate for each period, are interest payments on $20 million principal of its then-existing prime-based loans that reset on the 1st of each month and with a 0.00% spread to prime (the “hedged transactions” for this portion of the floor); (iii) for the next $2 million of this $100 million of floor notional:  the first prime-based interest payments received by the Company each calendar month until the maturity date of the floor that, in the aggregate for each period, are interest payments on $2 million principal of its then-existing prime-based loans that reset on the 1st of each month and with a 0.25% spread over prime (the “hedged transactions” for this portion of the floor);  (iv) for the next $17 million of the $100 million of floor notional:  the first prime-based interest payments received by the Company each calendar month until the maturity date of the floor that, in the aggregate for each period, are interest payments on $17 million principal of its then-existing prime-based loans that reset on the 1st of each month and with a 0.50% spread over prime (the “hedged transactions” for this portion of the floor);  (v) for the next $5 million of the $100 million of floor notional:  the first prime-based interest payments received by the Company each calendar month until the maturity date of the floor that, in the aggregate for each period, are interest payments on $5 million principal of its then-existing prime-based loans that reset on the 1st of each month and with a 0.75% spread over prime (the “hedged transactions” for this portion of the floor);  (vi) For the next $28 million of the $100 million of floor notional:  the first prime-based interest payments received by the Company each calendar month until the maturity date of the floor that, in the aggregate for each period, are interest payments on $28 million principal of its then-existing prime-based loans that reset on the 1st of each month and with a 1.00% spread over time (the “hedged transactions” for this portion of the floor);  (vii) for the next $12 million of the $100 million of floor notional:  the first prime-based interest payments received by the Company each calendar month until the maturity date of the floor that, in the aggregate for each period, are interest payments on $12 million principal of its then-existing prime-based loans that reset on the 1st of each month and with a 1.25% spread over time (the “hedged transactions” for this notional of the floor);  (viii) for the remaining $15 million of the $100 million of floor notional:  the first prime-based interest payments received by the Company each calendar month until the maturity date of the floor that, in the aggregate for each period, are interest payments on $15 million principal of its then-existing prime-based loans that reset on the 1st of each month and with a  1.50% spread over time (the “hedged transactions” of this portion of the floor).  The designation described above is consistent with the approach outlined in DIG Issue No. G25.  DIG Issue No. G25 addresses the “first-payments-received technique” for identifying the hedged forecasted transactions in a cash flow hedge of the variable prime-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of prepayable interest-bearing financial assets or liabilities.  The pool of designated prime-based loans being hedged contains no optionality (no embedded caps or floors).  During 2007 and 2006, the floor contract was used to hedge the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate.  For accounting purposes, the interest floor contract is designated as a cash flow hedge of the overall changes in cash flows on the first prime-based interest payments received by the Company each calendar month during the term of the hedge that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the floor.  For more information on the interest rate floor see the Note 1 in the derivative instruments and hedging activities section of the Company’s 2006 Annual Report and Form 10-K.

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

As of September 30, 2007, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.  Additionally, the Company does not use derivatives for trading or speculative purposes.

To the extent the hedging relationship is effective, changes in the fair value of the floor each period will be deferred in accumulated other comprehensive income (AOCI), and the floor purchase price will be reclassified from AOCI to earnings (amortized) as adjustments to interest income on loans.

The increase of $295,000 or 94% in the fair value of the interest rate floor between December 31, 2006 and September 30, 2007 was primarily the result of a changing interest rate environment which caused a corresponding increase in the probability that the Company will receive future cash inflows related to this contract.  The Company recorded a reduction of interest income of $47,000 and $129,000 for the three and nine month ended September 30, 2007 related to the amortization of the interest rate floor.  The Company recorded the reduction as a reclassification from other comprehensive income of $74,000 with a tax benefit of $54,000 for the nine months ended September 30, 2007.  The Company recorded a reduction of interest income in the nine months of 2006 of $27,000 related to the amortization of the interest rate floor.  The Company recorded the reduction as a reclassification from other comprehensive income of $7,000 with a tax benefit of $5,000 in the nine months of 2006.  In the second quarter of 2007 the hedge became partially ineffective, requiring the Company under SFAS 133 to record a charge of $117,000 in noninterest expense.  The Company recorded the expense as a reclassification from AOCI of $68,000 with a tax benefit of $49,000.

In the third quarter of 2007, the Company expanded the scope of the loans and redesignated the hedge.   When the floor is redesignated in a new hedging relationship, the prospective impact (if there is no ineffectiveness noted in the analysis) would mirror hedge accounting with no ineffectiveness. However, the amortization now consists of two components: the new hedging relationship and the adjusted old hedging relationship.  At the time of redesignation, the floor will move from its value on that date to zero; therefore, the amount reclassified to AOCI over its remaining life will equal that value and must be amortized to interest income so that AOCI is zero at maturity.

At the same time, however, the cumulative AOCI balance includes an amount related to the “old” hedging relationship ($234,000), which must also be amortized to interest income.  If the hedged forecasted transactions for the original hedging relationship are probable of occurring, then the amounts in AOCI related to the old hedging relationship continue to be amortized to interest income. However, if the originally designated forecasted transactions become probable of not occurring, then the amounts deferred in AOCI related to those transactions should be reclassified to earnings immediately.

The amounts deferred in AOCI related to the “old” hedging relationship will continue to be monitored through the maturity date of the floor to ensure that the amortization to earnings of the balance does not need to be accelerated.

The fair value and notional amounts for the cash flow hedge at September 30, 2007 and December 31, 2006 are presented below.
	September 30, 2007		December 31, 2006
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Purchased option, interest rate floor	$609	$100,000	$314	$100,000

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

The Bank’s business activity is with customers located primarily in the counties of Fresno, Madera, Mariposa, Merced, Sacramento, San Francisco, San Joaquin, Stanislaus, Santa Clara and Tuolumne in the state of California. The consumer and small business loan portfolio consists of loans to small businesses, home equity, credit cards and the purchase of financing contracts principally from automobile and recreational vehicle dealers. Individual loans and lines of credit are made in a variety of ways. In many cases collateral such as real estate, automobiles and equipment are used to support the extension of credit. Repayment, however, is largely dependent upon the borrower’s cash flow.

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

The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

(Dollars in thousands)	September 30, 2007		December 31, 2006
Loan Categories:	Dollar Amount	Percent of loans	Dollar Amount	Percent of loans
Commercial	$365,633	27%	$320,121	26%
Agricultural	86,318	6	81,568	7
Real estate construction	143,047	11	136,152	11
Real estate construction residential	38,564	3	41,081	3
Real estate mortgage	605,875	44	502,355	41
Real estate mortgage residential	26,648	2	39,725	3
Consumer	98,153	7	103,759	9
Total	1,364,238	100%	1,224,761	100%
Less allowance for loan losses	(15,285)		(14,031)
Net loans	$1,348,953		$1,210,730

The Bank’s loan portfolio continues to be well diversified in terms of loan products and geography.  The Bank does not originate single family residential loans for the loan portfolio but merely functions in a loan brokerage capacity.  The Bank does not carry any sub-prime residential loans in its portfolio.  Our total residential real estate exposure totals $65 million (residential mortgages and liens on residential properties of $6 million, $20 million in home equity lines and residential construction loans of $39 million), or 5% of our loans.  It is also important to note that the Bank has never incurred a loss in our home equity portfolio.  The Bank’s agricultural loans aggregate $86 million or 6% of our loans and include no citrus or poultry exposures as of September 30, 2007.  While we are headquartered in Merced County, more than 70% of our real estate loans are located outside of Merced County.

The table that follows shows the regional distribution of the portfolio of real estate construction, real estate residential construction, real estate mortgage, and real estate residential mortgage on September 30, 2007.

(Dollars in thousands)	San Francisco Bay Area	Merced/ Mariposa	Stockton/ Modesto	Sacramento	Fresno/ Bakersfield	All Other	Total
Real estate construction	$23,201	$28,749	$35,371	$18,969	$36,757	$-	$143,047
Real estate construction residential	6,090	6,256	5,007	5,601	15,610	-	38,564
Real estate mortgage	50,660	190,982	186,657	49,237	98,185	30,154	605,875
Real estate mortgage residential	742	12,423	7,865	647	4,971	-	26,648
Total	$80,693	$238,410	$234,900	$74,454	$155,523	$30,154	$814,134
Owner occupied	19,202	115,571	91,063	35,568	71,478	12,394	345,276
Non-owner occupied	$61,491	$122,839	$143,837	$38,886	$84,045	$17,760	$468,858

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans 90 days or more past due, restructured loans and other real estate owned.

Non-performing loans are those in which the borrower fails to perform in accordance with the original terms of the obligation and include loans on non-accrual status, loans past due 90 days or more and restructured loans.  The Bank generally places loans on non-accrual status and accrued but unpaid interest is reversed against the current year's income when interest or principal payments become 90 days or more past due unless the outstanding principal and interest are adequately secured and, in the opinion of management, is deemed in the process of collection.  Interest income on non-accrual loans is recorded on a cash basis.  Payments may be treated as interest income or return of principal depending upon management's opinion of the ultimate risk of loss on the individual loan.  Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible.  Additional loans not 90 days past due may also be placed on non-accrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

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

The following table summarizes non-performing assets of the Company at September 30, 2007 and December 31, 2006:
	September 30, 2007	December 31, 2006
(Dollars in thousands)
Non-accrual loans	$3,156	$2,375
Accruing loans past due 90 days or more	128	-
Total non-performing loans	3,284	2,375
Other real estate owned	9,450	60
Total non-performing assets	$12,734	$2,435

Non-performing loans to total loans	0.24%	0.19%
Non-performing assets to total assets	0.65%	0.12%

During the first nine months of 2007, eight customers with loans that totaled $15,654,000 were placed on non-accrual status, while ten customers with loans that totaled approximately $14,873,000 were removed from non-accrual status.

The increase in non-accrual loans of $781,000 between September 30, 2007 and December 31, 2006 was primarily the result of a problem with specific customers and not a general degradation of overall credit quality in the portfolio.  During the third quarter of 2007, the Bank recorded a charge off against the specific reserve taken in the second quarter of $2,833,000 in the allowance for loan losses.  A specific reserve of $1,646,000 was recorded in unfunded commitments related to a construction loan in Rocklin, California.  The specific reserve related to unfunded commitments was recorded to recognize the Bank’s estimate of liability for mechanic liens placed against the property.  For more information on the specific reserve related to the mechanic liens, see the section titled “RESERVE FOR UNFUNDED COMMITMENTS” on page 28 of this report.  In the third quarter, Management received a third party appraisal on this property and concluded that a reserve should be established for this property based on the market value which is what willing market participants would pay for the property at the time.  Subsequent to the end of the second quarter, the Bank foreclosed on the property on July 25, 2007 and charged-off $2,833,000 of the specific reserve recorded in the second quarter related to the loan.  The charge-off resulted in the property being recorded at a net realizable value of $9,389,000.

Contractual accrued interest income on loans on non-accrual status as of September 30, 2007 and December 31, 2006, which would have been recognized if the loans had been current in accordance with their original terms, was approximately $163,000 and $137,000, respectively.

At September 30, 2007, non-performing assets represented 0.65% of total assets, an increase of 53 basis points when compared to the 0.12% at December 31, 2006.  Non-performing loans represented 0.24% of total gross loans at September 30, 2007, an increase of 5 basis points compared to the 0.19% at December 31, 2006.  Non-performing loans that were secured by first deeds of trust on real property were $2,171,000 and $473,000 at September 30, 2007 and December 31, 2006.  The increase in non-performing loans that were secured by first deeds of trust on real property was primarily the result of collateral taken on individual customer loans that have been placed on non-accrual.  Other forms of collateral such as inventory and equipment secured a portion of the non-performing loans as of each date.  No assurance can be given that the collateral securing non-performing loans will be sufficient to prevent losses on such loans.

At September 30, 2007 the Company had $9,450,000 invested in two real estate properties that were acquired through foreclosure.  At December 31, 2006, the Company had $60,000 invested in two real estate properties that were acquired through foreclosure.  These properties were carried at the lower of their estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses.  At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses.  No assurance can be given that the Company will sell the properties during 2007 or at any time or for an amount that will be sufficient to recover the Company’s investment in these properties.

Management defines impaired loans, regardless of past due status, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms.  An impaired loan is charged off at the time management believes the collection process has been exhausted.  At September 30, 2007 and December 31, 2006, impaired loans were measured based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent.  Impaired loans at September 30, 2007 were $3,284,000.

Except for loans that are disclosed above, there were no assets as of September 30, 2007, where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become non-performing assets.  Given the scope and extent of the Company's loan portfolio, however, it is always possible that current credit problems may exist that may not have yet been identified by the Bank’s credit officers.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006.

	September 30,		December 31,
(Dollars in thousands)	2007	2006	2006
Allowance for Loan Losses:
Balance at beginning of period	$14,031	$14,776	$14,776
Provision for loan losses	4,645	400	400
Charge-offs:
Commercial and agricultural	3,273	942	2,134
Real estate - construction	-	-	-
Consumer	499	319	495
Total charge-offs	3,772	1,261	2,629
Recoveries
Commercial and agricultural	275	763	1,337
Real-Estate – construction	-	-	-
Consumer	106	118	147
Total recoveries	381	881	1,484
Net (charge-offs) recoveries	(3,391)	(380)	(1,145)
Balance at end of period	$15,285	$14,796	$14,031

Loans outstanding at period-end	$1,364,238	$1,266,200	$1,224,761
Average loans outstanding	$1,270,114	$1,168,887	$1,187,156

Annualized net charge-offs to average loans	0.36%	0.04%	0.10%
Allowance for loan losses
To total loans	1.12%	1.17%	1.15%
To non-performing loans	465.44%	443.92%	590.78%
To non-performing assets	120.03%	436.07%	576.22%

The Company maintains an allowance for loan losses at a level considered by management to be sufficient to cover the inherent risks of loss associated with its loan portfolio under prevailing economic conditions.  In determining the adequacy of the allowance for loan losses, management takes into consideration, among other things, growth trends in the portfolio, examination by financial institution supervisory authorities, prior loan loss experience for the Company, concentrations of credit risk, delinquency trends, specific credit risks, general economic conditions, the interest rate environment and internal and external credit reviews.  In addition, the risks management considers vary depending on the nature of the loan.  The normal risks considered by management with respect to agricultural loans include, among other things, the fluctuating value of the collateral, changes in weather conditions and the availability of adequate water resources in the Company's local market area.  The normal risks considered by management with respect to real estate construction loans include, among other things, fluctuation in real estate values, the demand for improved commercial and industrial properties and housing, the availability of permanent financing in the Company's market area and borrowers' ability to obtain permanent financing.  The normal risks considered by management with respect to real estate mortgage loans include, among other things, fluctuations in the value of real estate.  Additionally, the Company relies on data obtained through independent appraisals for significant properties to determine loss exposure on non-performing loans.

The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off.  The Company recorded a provision for loan losses of $732,000 and $4,645,000 in the three and nine months ended September 30, 2007 compared with $200,000 and $400,000 in the same time periods of 2006.  During the third quarter of 2007, the Bank recorded a charge off of $2,833,000 in the allowance for loan losses related to a construction loan in Rocklin, California.  For more information related to the construction loan in Rocklin California, see the section titled “NON-PERFORMING ASSETS” on page 25 of this report.  The Company had net charge-offs of $3,391,000 for the nine months ended September 30, 2007 compared with net charge-offs of $380,000 for the same nine months in 2006.  The increased charge-offs occurred primarily because of the charge-off taken on the construction loan in Rocklin, CA.

During the third quarter of 2006, the Company enhanced its methodology used to compute the adequacy of the Allowance for Loan Losses.  Prior to the third quarter 2006, the Company utilized regulatory guidance as a measuring metric to determine the level of the allowance for loan losses required.

In the third quarter of 2006, management completed their data collection and historical loss calculations, and began using documented historical net loss experience by loan type to develop a statistically relevant model to reserve for inherent losses in the loan portfolio.   This enhanced methodology resulted in an allowance that was materially the equivalent of the figure developed under the prior method.  There was no provision adjustment recorded relevant to this enhancement in methodology.

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

	September 30, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to total loans
Commercial and Agricultural	$5,213	34%	$4,983	33%	$6,024	32%
Real Estate (Construction)	6,539	13	1,658	15	2,474	16
Real Estate (Mortgage)	2,385	46	3,882	44	5,598	44
Consumer	1,148	7	3,508	8	680	8
Total	$15,285	100%	$14,031	100%	$14,776	100%

OTHER ASSETS

At September 30, 2007, the Company recorded a balance in other assets of $31,072,000 and $23,593,000 at December 31, 2006, an increase of 32%.  The primary reason for the change in other assets is due to a $12,332,000 and $8,665,000 loan participation funding receivable at September 30, 2007 and December 31, 2006, respectively.  During January 2007 and October 2007, those funding receivables were collected from the participating banks.

RESERVE FOR UNFUNDED COMMITMENTS

The reserve for unfunded commitments included in other liabilities as of September 30, 2007 and for the year ended,December 31, 2006, is presented below.

	September 30, 2007		December 31,
(Dollars in thousands)	2007	2006	2006
Balance at the beginning of period	$710	$717	$717
Provision for credit losses	144	(7)	(7)
Provision for bonded stop notices	1,646	-	-
Balance at the end of period	$2,500	$710	$710

During 2007, the Bank recorded a specific reserve of $1,646,000 in unfunded commitments related to a construction loan in Rocklin, California.  The specific reserve related to unfunded commitments was recorded to recognize the Bank’s estimate of liability for mechanic liens placed against the property.  For more information related to the specific reserve related to this loan, see the section titled “NON-PERFORMING ASSETS” on page 25 of this report.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. These assets include cash and deposits in other banks, time deposits at other financial institutions, available-for-sale securities and federal funds sold.  The Company's liquid assets totaled $290,056,000 and $452,421,000 on September 30, 2007 and December 31, 2006, respectively, and constituted 15% and 23% of total assets on both those dates.  Liquidity is also affected by the collateral requirements of its public deposits and certain borrowings.  Total market value of pledged securities was $292,883,000 at September 30, 2007 compared with $280,182,000 at December 31, 2006.

Although the Company's primary sources of liquidity include liquid assets and the Bank’s deposit base, the Company maintains lines of credit with the Federal Reserve Bank of San Francisco, Federal Home Loan Bank of San Francisco, Pacific Coast Banker’s Bank, Union Bank of California, Wells Fargo Bank and First Tennessee Bank aggregating $310,271,000 of which $107,500,000 was outstanding as of September 30, 2007 and $239,289,000 of which $46,500,000 was outstanding as of December 31, 2006.  Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company's liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

CAPITAL RESOURCES

Capital serves as a source of funds and helps protect depositors against potential losses.  The primary source of capital for the Company has been generated through retention of retained earnings.  The Company's shareholders' equity increased by $8,524,000 or 6% between September 30, 2007 and December 31, 2006.  This increase was achieved through the retention of accumulated earnings and the exercise of stock options.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements.  Management believes, as of September 30, 2007, that the Company and the Bank met all applicable capital requirements.  The Company’s leverage capital ratio at September 30, 2007 was 9.85% as compared with 9.33% as of December 31, 2006.  The Company’s total risk based capital ratio at September 30, 2007 was 12.16% as compared to 12.49% as of December 31, 2006.

The Company has received regulatory approval for the acquisitions of The California Stockmen’s Bank and Bay View Funding. Both acquisitions were completed in the fourth quarter of 2007.  Management anticipates the Company will remain well capitalized after the acquisitions by issuing additional trust preferred securities to meet the regulatory requirements.  See Subsequent Events Note.

In the opinion of management, the Company’s and Bank’s actual capital amounts and ratios met all regulatory requirements as of September 30, 2007 and are summarized as follows:

(Dollars in thousands)	Actual		For Regulatory Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$206,925	12.16%	$136,114	8%	$170,142	10%
Tier 1 capital (to risk weighted assets)	$187,672	11.03%	$68,057	4%	$102,085	6%
Leverage ratio(1)	$187,672	9.85%	$76,229	4%	$95,286	5%
The Bank:
Total capital (to risk weighted assets)	$183,236	10.83%	$135,411	8%	$169,264	10%
Tier 1 capital (to risk weighted assets)	$163,983	9.69%	$67,706	4%	$101,558	6%
Leverage ratio(1)	$163,983	8.64%	$75,915	4%	$94,894	5%
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

DEPOSITS

Deposits are the Company's primary source of funds.  At September 30, 2007, the Company had a deposit mix of 30% in savings deposits, 39% in time deposits, 15% in interest-bearing checking accounts and 16% in noninterest-bearing demand accounts compared to 27% in savings deposits, 41% in time deposits, 14% in interest-bearing checking accounts and 18% in noninterest-bearing demand accounts at December 31, 2006.  Noninterest-bearing demand deposits enhance the Company's net interest income by lowering its cost of funds.

The Company obtains deposits primarily from the communities it serves.  No material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company's business is not seasonal in nature.  The Company accepts time deposits in excess of $100,000 from customers.  These deposits are priced to remain competitive.  At September 30, 2007, the Company had brokered deposits of $2,606,000.  At December 31, 2006, the Company’s brokered deposits totaled $92,943,000.  The decrease in brokered deposits during 2007 was due to management’s decision to allow these high cost funds to mature without renewal.  The Bank has a policy target for brokered deposits of no more than 15% of the Bank’s asset base.  Brokered deposits did not exceed the policy limit as of September 30, 2007.

Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2007 and December 31, 2006 are summarized as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Three months or less	$131,318	$190,565
Over three to six months	66,428	103,261
Over six to twelve months	16,144	50,555
Over twelve months	34,258	21,853
Total	$248,148	$366,234

FEDERAL FUNDS PURCHASED AND OTHER BORROWED FUNDS

For the nine months ended September 30, 2007 and for the year ended December 31, 2006, the Bank did not have recorded any federal funds purchased.  Other borrowed funds have increased primarily to secure liquidity for future anticipated growth

In December 2005, the Bank entered into a repurchase agreement with an embedded LIBOR floor for $100,000,000 with J.P. Morgan. This agreement has a maturity date of December 15, 2010. The repurchase agreement will help to insulate the Company from the effects of a downward rate environment. For more information about the agreement, see Note 5 on “Other Borrowings” in the Company’s 2006 Annual Report and Form 10-K.

RETURN ON EQUITY AND ASSETS

	Nine Months Ended September 30,		Year ended December 31
	2007	2006	2006
Annualized return on average assets	0.76%	1.33%	1.25%
Annualized return on average equity	9.39%	17.91%	16.85%
Average equity to average assets	8.05%	7.40%	7.44%
Dividend payout ratio	21.19%	12.73%	13.70%

IMPACT OF INFLATION

The primary impact of inflation on the Company is its effect on interest rates.  The Company’s primary source of income is net interest income which is affected by changes in interest rates.  The Company attempts to limit inflation’s impact on its net interest margin through management of rate sensitive assets and liabilities and the analysis of interest rate sensitivity.

SUBSEQUENT EVENTS

On October 5, 2007, the Company completed the acquisition of Bay View Funding, a factoring business headquartered in San Mateo, California. On a preliminary basis, the initial purchase price for BVF was $11.7 million in cash.  Further, payments of approximately $2.0 million have been withheld as a contingency reserve and earn-out payments of up to $3.3 million may be made if certain growth targets are achieved over the next two years.  While our accounting for this acquisition is not yet finalized, we currently estimate minimum initial goodwill of approximately $9.7 million with a $2 million amount ascribed to an identified customer base intangible.  Goodwill could change dependant on the determination of the final accounting.

On November 2, 2007, the Company completed the acquisition of the 11 branches of The California Stockmen’s Bank. County Bank expects to assume, based on September 30, 2007 financial information received assets and liabilities, primarily consisting of $196 million in deposits and $172 million of loans. The loan yield was 7.48% and the funding costs were 2.61% for a net interest margin of 4.87%.  The Bank expects to leverage this low-cost funding source post-acquisition.  The Company, at this time, continues to estimate the purchase price at $27.4 million with $6 million attributable to the core deposit intangible and $21+ million representing goodwill.  This transaction will be accounted for as a business combination.

In October 2007, the Company formed County Statutory Trust IV (CST IV), a wholly-owned special purpose entity, for the purpose of issuing trust preferred securities.  On October 31, 2007, CST IV issued $25,000,000 in trust preferred securities.  The securities have a maturity date of October 31, 2037 and bear a variable rate (repricing quarterly) of the three-month LIBOR rate plus a spread of 3.25%.  Interest will be paid quarterly.  Concurrent with the issuance of the trust preferred securities, CST IV used the proceeds of the trust preferred securities offering to purchase a like amount of junior subordinated debt securities of the Company.  The Company will pay interest on the junior subordinated debt securities to CST IV, which represents the sole source of dividend distributions to the holders of the trust preferred securities.  After December 15, 2012, the Company will have the unrestricted option to repay at par.  See the Company's 2006 Annual Report and Form 10-K for details regarding the Company's existing trust preferred entities, which are similar in nature to CST IV.

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

The Company’s success is largely dependent upon its ability to manage interest rate risk.  Interest rate risk can be defined as the exposure of the Company’s net interest income to adverse movements in interest rates.  Although the Company manages other risks, such as credit and liquidity risk in the normal course of its business, management considers interest rate risk to be its most significant market risk, and it could potentially have the largest material effect on the Company’s financial condition and results of operations.  Correspondingly, the overall strategy of the Company is to manage interest rate risk, through balance sheet structure, to be interest rate neutral.

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

It is the opinion of management that there has been no material change in the Company’s market risk during the first nine months of 2007 when compared to the level of market risk at December 31, 2006.  If interest rates were to suddenly and materially fall from levels experienced during the nine months of 2007, the Company could become susceptible to an increased level of market risk.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined by Rule 13a–15(e) under the Securities Exchange Act of 1934.

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

PART II - Other Information

Item 1. Legal Proceedings

The Company is a party to routine litigation in the ordinary course of its business.  The Company is also party to legal proceedings related to foreclosed property of which the Company has already recorded a specific reserve of $1.6 million related to the Company’s best estimate of probable loss on this legal matter.  The Company’s maximum exposure related to this matter is $3.038 million.  In addition to the routine litigation incidental to its business, the Company is a defendant in a lawsuit brought by Pacific Coast Bankers Bank. Management believes that the allegations are unfounded and that judgment against the Company is not probable. In the opinion of management, pending and threatened litigation, where liabilities have not been reserved, have a remote likelihood of having a material adverse effect on the financial condition or results of operations of the Company.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 26, 2007, the Company renewed the existing Shareholder Rights Agreement entered into on September 26, 1997.  The final expiration date of the new Shareholder Rights Agreement is September 26, 2012. In the opinion of management, except as noted above, there is no additional information relating to these periods being reported which warrants inclusion in the report.

Item 6. Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST

(Registrant)

Date: November 9, 2007	By /s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: November 9, 2007	By /s/ David A. Heaberlin
David A. Heaberlin
Chief Financial Officer/Treasurer

Exhibit Index

Exhibit	Description
2.1
Purchase and Assumption Agreement by and between National Bank of Arizona and County Bank dated June 11, 2007 (incorporated by reference to Exhibit 2.1 on Form 8-K of the registrant filed November 8, 2007).

2.2	Stock Purchase Agreement between Capital Corp of the West and Bay View Funding
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350