Form 10-Q/A
period 2008-02-04
CAPITAL CORP OF THE WEST
filed 2008-02-04
CIK 1004740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Explanatory Note.

Capital Corp of the West is filing this amendment to its Form 10-Q for the period ended September 30, 2007, filed on November 9, 2007 (the “Report”), as an exhibit-only filing.  Included as an exhibit in this filing is Amendment No. 1 to Stock Purchase Agreement dated October 5, 2007, between Capital Corp of the West and Bay View Funding.  This document amended the Stock Purchase Agreement dated October 5, 2007, between Capital Corp of the West and Bay View Funding.  The Stock Purchase Agreement was filed as an exhibit in the Report filed on November 9, 2007.  The Company has determined that it should file the amendment.  This filing also includes new certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

This amendment to the Report does not alter any part of the content of the Report, except as provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in the Report to reflect any events that occurred at a date subsequent to the filing of the Report.

Item 6. Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST

(Registrant)

Date: February 4, 2008	By: /s/ Thomas T. Hawker
Thomas T. Hawker
President and
Chief Executive Officer

Date: February 4, 2008	By: /s/ David A. Heaberlin
David A. Heaberlin
Chief Financial Officer/Treasurer

Exhibit Index

Exhibit	Description
2.1
Purchase and Assumption Agreement by and between National Bank of Arizona and County Bank dated June 11, 2007 (incorporated by reference to Exhibit 2.1 to report on Form 8-K of the registrant filed November 8, 2007).

2.2	Stock Purchase Agreement between Capital Corp of the West and Bay View Funding (incorporated by reference to Exhibit 2.2 of the report on Form 10-Q filed November 9, 2007.
2.3	Amendment No. 1 to Stock Purchase Agreement between Capital Corp of the West and Bay View Funding dated October 5, 2007
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350