Form 10-K
period 2007-12-31
CAPITAL CORP OF THE WEST
filed 2008-04-02
CIK 1004740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 0-27384

CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
550 West Main Street, Merced, California	95340
(Address of principal executive offices)	(Zip Code)

(209) 725-2269
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, no par value	NASDAQ Stock Market LLC
Preferred Share Purchase Rights	NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act (Title of Class):

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant was $218,347,599 (based on the $23.96 closing price per common share on June 29, 2007).

The number of shares outstanding of the Registrant’s common stock, no par value, as of February 29, 2008 was 10,804,588.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

Capital Corp of the West

PART I

ITEM 1:	BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements and information is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition to historical information, this Annual Report on Form 10-K includes certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, “intends”, “plans”, “assumes”, “projects”, “predicts”, “forecasts”, variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Certain of these risks, uncertainties and assumptions are discussed in Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Among the factors that may cause future performance to vary significantly from current expectations are uncertainties in the following areas: local, national and international economic conditions; volatility in the credit, equity and other markets; competition; volatility of real estate values and difficulties in obtaining current information on values; the Company’s credit quality and the adequacy of its allowance for loan losses; actions by banking regulators in response to the Company’s loan losses; deposit customer confidence in the Company and the sufficiency of the Company’s cash and liquid assets to meet high levels of withdrawal requests resulting from announcement of unfavorable operating results; availability of borrowings from the Federal Reserve Bank and Federal Home Loan Bank; changes in market interest rates; risks in integrating acquired businesses and branches; regional weather and natural disasters; the possible adverse effect of concentrations in the loan portfolio; turmoil in credit and capital markets and potential impaired access to additional capital if needed; potential adverse changes in market interest rates; and the effect of existing and future regulation of the banking industry and the Company in particular; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.

GENERAL DEVELOPMENT OF THE COMPANY

General

Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. The Company at December 31, 2007 has total assets of $2.1 billion and total shareholders’ equity of $141.7 million. The Company has one wholly-owned inactive non-bank subsidiary, Capital West Group (“CWG”). The Bank has three wholly-owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”) a real estate company, County Asset Advisors (“CAA”) and 1977 Services Corporation, which was formed in 2007 to hold a foreclosed real estate construction project in Rocklin, California. County Investment Trust (“REIT”), a former subsidiary of the Bank, was liquidated in 2006. CAA is currently inactive, and MAID has limited operations serving as the owner of certain bank properties. All references herein to the Company include all subsidiaries of the Company, the Bank and the Bank’s subsidiaries, unless the context otherwise requires. The Company is also the parent of County Statutory Trust I, County Statutory Trust II, County Statutory Trust III, and County Statutory Trust IV, which are all trust subsidiaries established to facilitate the issuance of trust preferred securities. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company’s primary asset and source of income is the Bank. On October 5, 2007, the Company acquired Bay View Funding, a factoring business headquartered in San Mateo, CA. On November 2, 2007, the Company acquired eleven California branches of National Bank of Arizona dba The Stockmen’s Bank of California. As of February 29, 2008, the Company had outstanding

10,804,588 shares of Common Stock, no par value, held by approximately 1,700 shareholders. There were no preferred shares outstanding at February 29, 2008.

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

Industry & Market Area

The Bank is a community bank with operations located mainly in the San Joaquin Valley of Central California with additional business banking operations in the San Francisco Bay Area. The corporate headquarters of the Company and the Bank’s main branch facility are located at 550 West Main Street, Merced, California. In addition to this facility, there are two administrative centers in downtown Merced with an additional square footage of 33,000 square feet of office space.

The Bank has 41 full-service branch offices, primarily in Fresno, Kings, Madera, Mariposa, Merced, Sacramento, San Bernardino, San Francisco, San Joaquin, Stanislaus, Santa Clara, Tulare and Tuolumne counties. For further information on branch operations see Item 2. — Properties.

Competition

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

Smaller independent financial institutions and credit unions also serve as competition in the Bank’s service area. In the past, the Bank’s principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. Other institutions, such as brokerage houses, credit card companies, and even retail establishments offer investment vehicles, such as money-market funds, which also compete with banks. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

To compete effectively in its service area, the Bank relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff. For customers whose loan demands exceed the Bank’s lending limits, the Bank seeks to arrange funding for such loans on a participation basis with its correspondent banks or other independent commercial banks. The Bank also assists customers requiring services not offered by the Bank to obtain such services from its correspondent banks.

As reported by the FDIC as of June 30, 2007, the Bank had the following market share of total deposits held by FDIC insured depository institutions in the indicated counties of California:

Market
County	Share

Merced	41.47%
Mariposa	44.17%
Fresno	2.02%
Stanislaus	4.86%
Madera	3.56%
Tuolumne	3.98%
San Joaquin	0.14%
Sacramento	0.22%
San Francisco	0.10%

See also the discussion under “Regulation and Supervision — Financial Services Modernization Legislation.”

BANK’S SERVICES AND MARKETS:

Bank

The Bank conducts a general commercial banking business including the acceptance of demand (includes interest bearing), savings and time deposits. The Bank also offers commercial, agriculture, real estate, personal, home improvement, home mortgage, automobile, credit card and other installment and term loans. In 2006, the Bank purchased a $30 million asset-based lending portfolio. In October 2007, it acquired Bay View Funding, a factoring business with $27 million of factoring receivables. The Bank offers Internet banking, sweep accounts, lockbox, positive pay, remote deposit service, safe deposit boxes, banking-by-mail, drive-up facilities, 24-hour automated teller machines, trust services, and other customary banking services to its customers.

The five general areas in which the Bank has directed its lendable assets are (i)Real Estate Mortgage Loans, (ii) Commercial and Agricultural Loans, (iii)Real Estate Construction Loans, (iv)Consumer Installment Loans, and (v) Factoring Receivables. As of December 31, 2007, these five categories accounted for approximately 51%, 31%, 10%, 7% and 1%, respectively, of the Bank’s loan portfolio.

The Bank’s SBA department originates loans within the underwriting standards of the Small Business Administration (“SBA”). The Bank originates, packages, and subsequently sells these loans in the secondary market and retains servicing rights on these loans.

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

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investment securities (principally mortgage-backed securities, municipal bonds, U.S. government agency securities, and collateralized mortgage obligations), and (iii) service charges on deposit accounts and other non-interest income. For the year ended December 31, 2007, these sources comprised approximately 77%, 14%, and 9% respectively, of the Bank’s total interest and non-interest income.

Most of the Bank’s business originates from individuals, businesses and professional firms located in its service area. The Bank is not dependent upon a single customer or group of related customers for a material portion of its deposits, nor is a material portion of the Bank’s loans concentrated within a single industry or group of related industries. The quality of Bank assets and Bank earnings could be adversely affected by a downturn in the local economy, including the real estate and agricultural sectors.

On October 5, 2007, the Company acquired all of Bay View Funding, a factoring business headquartered in San Mateo, California with five business development offices located throughout the United States. Bay View Funding focuses on financing and managing receivables for small and mid-sized businesses. Trade receivables acquired totaled $27 million.

On November 2, 2007, the Bank acquired eleven branches in Central California from National Bank of Arizona, dba The California Stockmen’s Bank (“Stockmen’s”), including $190 million in new deposits and $166 million in loans.

On June 19, 2007, the Bank formed 1977 Services Corporation, a wholly owned subsidiary, to hold the now foreclosed real estate construction project located in Rocklin, California.

MAID, the Bank’s wholly-owned real estate subsidiary, owns, operates, and maintains the County Bank Merced downtown branch and County Bank administration building. The state regulatory charter for MAID was changed in 2001 to allow MAID to invest only in additional branch premises property.

The County Investment Trust was a real estate investment trust that invested in loan participations serviced by the Bank. The REIT provided the Bank with another vehicle in which business might be conducted and equity capital could be raised. While the Bank owns 100% of the common equity of the REIT, approximately 120 officers and employees of the Bank owned a minority interest in the REIT in the aggregate amount of $31,000. During the second quarter of 2006 it was determined that the REIT was no longer adding value to the Company and it was liquidated.

EMPLOYEES

As of December 31, 2007, the Company employed a total of 539 full-time equivalent employees. The Company believes that employee relations are excellent.

SEASONAL TRENDS IN THE COMPANY’S BUSINESS

Although the Company does experience some seasonal fluctuations in deposit growth and funding of its agricultural and construction loan portfolios, in general the Company’s business is not seasonal.

OPERATIONS IN FOREIGN COUNTRIES

The Company conducts no operations in any foreign country.

REGULATION AND SUPERVISION

Regulatory Environment

The banking and financial services industry is heavily regulated. Regulations, statutes and policies affecting the industry are frequently under review by Congress and state legislatures, and by the federal and state agencies charged with supervisory and examination authority over banking institutions. Changes in the banking and financial services industry can be expected to occur in the future. These changes may create new competitors in geographic and product markets which have historically been limited, by law, to bank institutions such as the Bank. Changes in the regulation, statutes or policies that impact the Company and the Bank cannot necessarily be predicted and may have a material effect on their business and earnings.

The operations of bank holding companies and their subsidiaries are affected by the regulatory oversight and the credit and monetary policies of the Board of Governors of the Federal Reserve System (“FRB”). An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement its objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The credit and monetary policies of the FRB will continue to have a significant effect on the Bank and on the Company.

Set forth below is a summary of significant statutes, regulations and policies that apply to the operation of banking institutions. This summary is qualified in its entirety by reference to the full text of such statutes, regulations and policies.

Bank Holding Company Act

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, the Company is subject to examination by the FRB. Pursuant to the BHCA, the Company is also subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries. It may, of course, manage or control banks. Generally, however, it is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in non-banking activities, unless the FRB finds such activities to be “so closely related to banking” as to be deemed “a proper incident thereto” within the meaning of the BHCA. As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for “well managed” companies, prior written notice to) the FRB.

The BHCA includes minimum capital requirements for bank holding companies. See the section titled “Regulation and Supervision — Regulatory Capital Requirements”. Regulations and policies of the FRB also require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and that it should maintain the financial flexibility and capital-raising capacity needed to obtain additional resources for assisting the subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

County Bank

County Bank is a California state-licensed bank. The Bank is a member of the Federal Reserve System. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) and thus are subject to the rules and regulations of the FDIC pertaining to deposit insurance, including deposit insurance assessments. The Bank is subject to regulation and supervision by the FRB and the California Department of Financial Institutions (the “Department” or “DFI”). Applicable federal and state regulations address many aspects of the Bank’s business and activities, including investments, loans, borrowings, transactions with affiliates, branching, reporting and other areas. County Bank may acquire other banks or branches of other banks with the approval of the FRB and the Department. County Bank is subject to examination by both the FRB and the Department.

Dividends

The Company may make a distribution to its shareholders if its retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, the Company may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the Company’s assets equal at least 125% of its liabilities and certain other conditions are met. Since the 125% ratio translates into a minimum capital ratio of 20%, most bank holding companies, including the Company, based on its current capital ratios, are unable to satisfy this second test.

One of the primary source of funds for payment of dividends by the Company to its shareholders is the receipt of dividends and management fees from the Bank. The Bank’s ability to pay dividends to the Company is limited by applicable state and federal law. A California state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of: (i) the bank’s retained earnings, or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, with the approval of the DFI, a California state-licensed bank may pay dividends in an amount not to exceed the greater of (i) the bank’s retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year.

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

Federal regulation has established five tiers of capital measurement, ranging from “well capitalized” to “critically under-capitalized.” Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks. If a bank does not meet the minimum capital requirements set by its regulators, the regulators are compelled to take certain actions, which may include a prohibition on the payment of dividends to a parent holding company and requiring adoption of an acceptable plan to restore capital to an acceptable level. Failure to comply will result in further sanctions, which may include orders to raise capital, merge with another institution, restrict transactions with affiliates, limit asset growth or reduce asset size, divest certain investments and /or elect new directors. It is the Company’s intention to maintain risk-based capital ratios for itself and for the Bank at above the minimum for the “well capitalized” level (6% Tier 1 risk-based; 10% total risk-based) and to maintain the leverage capital ratio for County Bank above the 5% minimum for “well-capitalized” banks. At December 31, 2007, the Company’s leverage, Tier 1 risk-based and total risk-based capital ratios were 6.97%, 8.21% and 10.26%, and the Bank’s leverage, Tier 1 risk-based and total risk-based capital ratios were 6.41%, 7.52% and 9.94%. As of December 31, 2007, the Bank’s total risk-based capital ratio is considered “adequately-capitalized” while all of the other ratios are considered “well-capitalized.” See Note 12 to the Consolidated Financial Statements included in this report.

An impact of not being “well-capitalized” is that it could limit the Bank’s ability to acquire needed funding through sources such as brokered deposits and unsecured federal funds credit lines, and could further tighten its liquidity through damage to its reputation in deposit service areas. As an “adequately-capitalized” bank, the Bank would be required to obtain a waiver to accept or replace maturing brokered deposits, of which the Bank had approximately $2.2 million at December 31, 2007. No assurance can be given that the Company or the Bank will be able to attain or maintain capital ratios in the “well capitalized” level in the future.

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

See Risk Factors and Note 21 to the Consolidated Financial Statements included in this report for a brief discussion of a formal agreement the Bank expects to enter into with federal and state regulators under this authority.

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

Cross-Institutional Assessments

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

Insurance Premiums and Assessments

The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 amended the insurance of deposits by the FDIC and collection of assessments from insured depository institutions for deposit insurance. The new laws provide for the following changes:

•	Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the DIF.

•	Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit.

•	Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).

•	Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.

1. If the reserve ratio falls below 1.15 percent — or is expected to within 6 months — the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within 5 years.

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

•	Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•	Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.

In December 2006 the FDIC issued amended rules intended to make the deposit insurance assessment system react more quickly and more accurately to changes in institutions’ risk profiles, create a new system for risk-based assessments, and set assessment rates for the period beginning January 1, 2007. Among other things the amendments provide that (i) deposit insurance assessment will be collected for one quarter at the end of the next quarter, (ii) an existing institution with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 will have its assessment base determined using average daily balances, (iii) the float deduction previously used to determine the assessment base is eliminated, (iv) the nine assessment rate categories that were used previously were consolidated into four new categories, and (v) the designated reserve ratio is being maintained at 1.25 percent, subject to annual review. The amended rules also establish that effective January 1, 2007 the assessment rates will range from 5 to 7 basis points for Risk Category I institutions and will be 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions. Based on its risk-based capital ratio classification of “adequately capitalized” at December 31, 2007, the Bank is classified as a Risk Category II institution.

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

During March, 2007, a CRA examination was completed. The Bank was assigned a CRA rating of “satisfactory” as of this examination.

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

See Risk Factors and Note 21 to the Consolidated Financial Statements included in this report for a brief discussion of a formal agreement the Bank expects to enter into with federal and state regulators under this authority.

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act eliminated many of the barriers that separated the insurance, securities and banking industries since the Great Depression. The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation’s financial system. The law is subdivided into seven titles by functional area.

Major Provisions of Gramm-Leach-Bliley Act:

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

Privacy.  Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Under the rules, financial institutions must provide:

•	Initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	Annual notices of their privacy policies to current customers; and

•	A reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

Safeguarding Confidential Customer Information.  Under Title V, federal banking regulators were required to adopt rules requiring financial institutions to implement a program to protect confidential customer information, and the federal banking agencies have adopted guidelines requiring financial institutions to establish an information security program.

Community Reinvestment Act Sunshine Requirements.  The federal banking agencies have adopted regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution’s CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. The Bank is not a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

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

THE FAIR CREDIT REPORTING ACT

The Fair Credit Reporting Act (the “FCRA”) was adopted to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.

RECENT LEGISLATION

The Board of Governors of the Federal Reserve System amended Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation, which interprets the requirements of Regulation E to become effective on July 1, 2006. The final rule provides that Regulation E covers payroll card accounts that are established directly or indirectly through an employer, and to which transfers of the consumer’s salary, wages, or other employee compensation are made on a recurring basis. The final rule also provides financial institutions with an alternative to providing periodic statements for payroll card accounts if they make account information available to consumers by specified means.

The federal financial regulatory agencies in September 2006 issued final guidance to address the risks posed by nontraditional residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgages and “payment option” adjustable-rate mortgages. These products allow borrowers to exchange lower payments during an initial period for higher payments later. The lack of principal amortization and the potential for negative amortization and features that compound risks (such as no document loans and simultaneous second mortgages) elevate the concern of the federal banking agencies for nontraditional mortgage products. The guidelines require depository institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity, to recognize that many nontraditional mortgage loans, particularly when they have risk-layering features, are untested in a stressed environment. The guidelines also express the need for depository institutions to have strong risk management standards, capital levels commensurate with the risk, an allowance for loan and lease losses that reflects the collectibility of the portfolio, and the need to make sure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice.

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

Recent Developments

Programs to Mitigate Identity Theft. In November 2007, federal banking agencies together with the NCUA and FTC adopted regulations under the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program to detect, prevent and mitigate identity theft in connection with certain new and existing accounts. Covered accounts generally include consumer accounts and other accounts that present a reasonably foreseeable risk of identity theft. Each institution’s program must include policies and procedures designed to: (i) identify indicators, or “red flags,” of possible risk of identity theft; (ii) detect the occurrence of red flags; (iii) respond appropriately to red flags that are detected; and (iv) ensure that the program is updated periodically as appropriate to address changing circumstances. The regulations include guidelines that each institution must consider and, to the extent appropriate, include in its program.

Administration Response to Subprime Mortgage Crisis. In 2007 the subprime mortgage market suffered substantial losses. Subprime mortgages generally include residential real estate loans made to borrowers with certain credit deficiencies, most using relaxed underwriting and documentation standards and usually with adjustable interest rates that reset upward after an introductory period. The combination of falling real estate prices and upward interest rate and payment adjustments has caused the default rate on subprime mortgages to increase. In 2007 and early 2008 major banks and securities firms announced losses in the tens of billions of dollars on subprime related investments. In December 2007, the Bush administration announced a proposal to freeze interest rates on certain subprime mortgages at pre-adjustment levels for up to five years in an effort to minimize residential foreclosures and bring some stability to home prices. As currently described, the proposal would benefit residential owner-occupants who are not yet in default but are likely to default after interest rate and payment adjustments are put into effect; those already in default and those who are presumed able to afford their adjusted payments would not be covered. No assurance can be given whether this proposal will ultimately be adopted, what revisions might be made before adoption, how many borrowers will be affected by it or what effect it may have on foreclosures and home prices. In addition to the Bush administration proposal, various state and federal legislative proposals are pending and could be enacted. The Bank did not originate subprime mortgages and does not hold subprime investments, but the value of real estate collateral securing its loan portfolio may be affected by residential real estate values in its service area.

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

Current and prospective investors in our securities should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occurs, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s securities could decline significantly, and shareholders could lose all or part of their investment.

We may need to raise additional capital in the near future, but capital may not be available or may be available only on unfavorable terms when it is needed.  We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Before year-end 2007, we were “well capitalized” under federal guidelines. The losses recognized and additional reserves established in the fourth quarter of 2007 brought the Bank’s capital below “well capitalized” minimums and into “adequately capitalized” levels. However, as a result of the deficiencies identified by our banking regulators, it is possible that federal regulators will downgrade our status. We have been informed that these deficiencies will result in regulatory sanctions in the form of a written agreement with federal and state regulators relating to capital, assets, earnings, management, liquidity, sensitivity to market risk and restrictions on our activities and payment of dividends. See Note 21 to the Consolidated Financial Statements included in this report. We may need to raise additional capital to meet regulatory requirements and to provide an appropriate cushion against potential losses. Our ability to raise additional capital depends in part on conditions in the capital markets, which are outside of our control. At present the market for new capital for community banks is very limited. Accordingly, we cannot be certain of our ability to raise additional capital in the future or on terms acceptable to us. If we are able to raise capital, it will most likely be on terms that will be substantially dilutive to current shareholders. We have retained Keefe, Bruyette & Woods to seek to raise capital and evaluate other strategic alternatives for the Company. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” under applicable federal regulations. With our capital levels below “well capitalized” minimums, we may not have access to a significant source (or potential source, since we have substantially reduced our reliance on brokered deposits since 2006) of funding, which would force us to use more expensive sources of funding or to sell loans or other assets at a time when pricing for such assets is unfavorable. If we cannot raise additional capital, our results of operations and financial condition could be adversely affected.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.  Like all financial institutions, every loan we make carries a risk that it will not be repaid in accordance with its terms, or that collateral for the loan will not be sufficient to assure repayment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a secured loan, the changes and uncertainties as to the value of the collateral; the creditworthiness of a particular borrower; changes in economic and industry conditions; and the duration of the loan. Our allowance for loan losses as a percentage of net loans outstanding was 2,40% as of December 31, 2007 and 1.15% as of December 31, 2006 but as a percentage of nonperforming assets was 57.97% as of December 31, 2007, down from 576% as of December 31, 2006. As of December 31, 2007, after independent reviews of 80% in value of the commercial and real estate loan portfolios, representing 62% of the total loan portfolio, we had to increase the amount of our allowance substantially to absorb additional probable losses inherent in the loan portfolio. Although management believes the level of our loan loss allowance is now adequate to absorb probable losses in our loan portfolio, management cannot predict these losses or whether the allowance will be adequate or whether we will be required to increase this allowance. Any of these occurrences could adversely affect our business, financial condition and results of operations.

We determined that our methodology for grading loans and establishing the level of the allowance for loan losses had material weaknesses.  After filing our year-end call report on January 30, 2008 we determined, in working with our bank regulators and independent credit consultants, that many of our loans required a more adverse classification and greater reserves against losses than we had established in the course of our regular operations. As a result, we increased our allowance for loan losses by $25 million more than we had thought necessary at the end of 2007. An adjustment of this magnitude indicated that we had a material weakness in our methodology for classifying loans and establishing the level of our allowance for loan losses.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.  All depository institutions require access to cash and liquid assets that are convertible to cash to meet their operating needs. Those needs include payment of operating expenses, meeting customers’ withdrawal requests and funding loans. Negative perceptions of our prospects among our customer base resulting from unfavorable operating results in 2007 could cause customers to withdraw their deposits at accelerated rates. If our deposit customers should make requests for withdrawal of their deposits substantially in excess of expected withdrawal levels (and in excess of the levels of our liquid assets), we would be required to borrow additional funds or sell other long-term assets in order to raise cash.

Continuation of local economic conditions could hurt our profitability.  Most of our operations are located in the Central Valley of California. As a result of this geographic concentration, our financial results depend largely on economic conditions in this region. The local economy relies heavily on real estate, agriculture and ranching. In the wake of the subprime mortgage crisis, the local economy has experienced a significant downturn in all of these industries. This deterioration is characterized by falling real estate values and increasing unemployment. Poor economic conditions could cause us to continue to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If these conditions continue in our market area, they would have an adverse effect on our borrowers and on our financial condition and results of operations.

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market.  Approximately 62% of our loan portfolio was secured by commercial or, to a lesser extent, residential and agricultural real estate at December 31, 2007. Our markets experienced an increase in real estate values in recent years before 2007, in part as the result of historically low interest rates. During late 2006 and 2007, real estate markets in California and elsewhere experienced a slowdown in appreciation and, in some cases, a significant depreciation. The current subprime mortgage crisis has caused a substantial increase in real property foreclosures and downward pressure on real estate values. The recent decline in economic conditions and real estate values could continue to have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and the value of real estate owned by us, as well as on our financial condition and results of operations in general.

Our concentration in real estate construction loans subjects us to additional risks.  We have a concentration in real estate construction loans. Approximately 10% of our lending portfolio was classified as real estate construction loans as of December 31, 2007. Approval and terms of real estate construction loans depend in part on estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves greater risks than permanent mortgage lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and its actual market value. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Repayment is substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or if real estate values decline during the construction process or if a project suffers substantial delays, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss. A slumping real estate market will may make it difficult for us to complete and dispose of the foreclosed Rocklin condominium project without additional loss or reserves.

Risks associated with acquisitions or divestitures or restructuring may adversely affect us.  We regularly seek to acquire or invest in financial and non-financial companies, technologies, services or products that complement our business. In 2007 we made two significant acquisitions: Bay View Funding, a factoring company with headquarters in San Mateo, California, and all 11 California branches of National Bank of Arizona dba The California Stockmen’s Bank. We recorded aggregate goodwill of approximately $34 million upon completing these acquisitions. We have not previously engaged in the factoring business. The success of the Bay View acquisition will depend on retaining the key personnel of Bay View; maintaining and increasing transaction volume and credit quality; integrating the business, personnel and systems with those of the Company; and successful oversight by the Company’s management of a new line of business. The Stockmen’s acquisition increased our branch network by approximately 37%, from 30 to 41. The success of that acquisition will depend on retaining deposit and loan customers; integrating the banking products, personnel and systems of the new branches with those of the Company; and successful oversight by the Company’s management. There can be no assurance that we will be successful in integrating these two acquisitions or in completing any other acquisition or investment. The completion of future acquisitions will depend on the availability of prospective target opportunities at valuation levels which we find attractive and the competition for such opportunities from other bidders. In addition, we continue to evaluate the performance of all of our subsidiaries, businesses and business lines and may sell, liquidate or otherwise divest a subsidiary, business or business line. Any acquisitions, divestitures or restructuring may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, financial condition and results of operations. Acquisitions, divestitures or restructurings could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, higher than expected deposit attrition (run-off), divestitures required by regulatory authorities, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

Changes in interest rates could reduce income and cash flow.  The discussion in this report under “Market and Interest Rate Risk Management” and “Earnings Sensitivity” is incorporated by reference in this paragraph. The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. We cannot control or prevent changes in the level of interest rates. They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.

The markets in which we operate are subject to the risk of earthquakes and other natural disasters.  Most of our properties are located in California. Also, most of the real and personal properties which currently secure the Company’s loans are located in California. California is a state which is prone to earthquakes, brush fires, flooding and other natural disasters. External events, including terrorist or military actions, or an outbreak of disease, such as Asian influenza or “bird flu,” and resulting political and social turmoil could cause unforeseen damage to our physical facilities, or could cause delays or disruptions to operational functions, including information processing and financial market functions. In addition to possibly sustaining damage to our own properties, if there is a major earthquake, flood or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood or other natural disaster in California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Substantial competition in the California banking market could adversely affect us.  Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California. Our competitors include a large number of state and national banks, thrift institutions and credit unions, as well as many financial and non-financial firms that offer services similar to those offered by us. Other competitors include large financial institutions that have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

Restrictions on dividends and other distributions could limit amounts payable to us.  As a holding company, a substantial portion of our cash flow typically comes from dividends paid by our Bank. Various statutory provisions restrict the amount of dividends our Bank can pay to us without regulatory approval. It is possible that our banking regulators will restrict the Bank’s payment of dividends until the Bank reaches well capitalized levels. Without dividends from the Bank the Company will be limited in its ability to pay cash dividends to its shareholders. The Company has determined to suspend common stock dividends at least through the end of 2008 as a measure to conserve capital.

Adverse effects of, or changes in, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.  We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting us and our subsidiaries, may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by any future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including legislative and regulatory reactions to acts of terrorism, and major U.S. corporate bankruptcies and reports of accounting irregularities at U.S. public companies.

Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the U.S. Under long-standing policy of the FRB, the Company is expected to act as a source of financial strength for its subsidiary bank. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition.

The accuracy of the Company’s judgments and estimates about financial and accounting matters will impact operating results and financial condition.  The discussion under “Critical Accounting Policies and Estimates” in this report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company’s operating results and financial condition.

The Company’s information systems may experience an interruption or breach in security.  The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management and systems. There can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by the Company. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s controls and procedures may fail or be circumvented.  Management regularly reviews and updates the Company’s internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

As of December 31, 2007, Management identified material weaknesses in internal controls over financial reporting which specifically included accounting policies, procedures and practices were not consistently developed, implemented or updated in a manner ensuring that necessary policies and procedures are followed in preparing financial statements in accordance with GAAP. Also, policies and procedures were not maintained to ensure appropriately qualified personnel were able to identify and risk classify the loan portfolio including problem and at risk loans on a timely basis. Further, policies and procedures were not designed to ensure adequately reviewed and supported analysis or ensure documentation relating to SFAS 114 analysis was prepared accurately and timely. See Item 9A Controls and Procedures in this report for further discussion of Management’s identification and remediation of the material weaknesses in internal control over financial reporting.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Bank

County Bank is a full-service community bank with operations located throughout in the San Joaquin Valley of Central California. The corporate headquarters and main branch facility are located at 550 West Main Street, Merced, California in a three-story building with a two-story, attached parking garage and is approximately 29,000 square feet. In addition to this facility, there are two support centers in downtown Merced with an additional 33,000 square feet of office space.

The Bank currently has 41 branch operations with 38 located in the Central Valley, one branch in San Francisco, one in San Jose and one in Needles, California. The Central Valley operations include branches located in: Merced (3), Atwater, Caruthers, Coalinga, Delhi, Farmersville, Hanford, Lemoore, Los Banos, Hilmar, Mendota, Sacramento, Sonora, Tulare, Turlock (2), Modesto (2), Riverbank, Ceres, Newman, Dos Palos (2), Livingston, Mariposa, Madera, Clovis (2), Fresno (6), Visalia and Stockton. The Bank owns twenty of these branch facilities and the remaining twenty-one branch facilities are leased. Management of the Bank believes that the facilities will be adequate to accommodate operations for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2007, the Company is a party to routine litigation in the ordinary course of its business. In addition to the routine litigation incidental to its business, the Company is subject to certain nonroutine litigation risks.

The Company is a party to legal proceedings related to foreclosed property, specifically various mechanics liens, of which the Company had a specific reserve of $756,000 at December 31, 2007 related to the Company’s best estimate of probable loss on this legal matter.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is listed on the NASDAQ Global Select Market with a stock quotation symbol of CCOW. The following table indicates the range of high and low prices for the period shown, based upon information provided by the NASDAQ National Market System. There were approximately 1,700 CCOW shareholders as of December 31, 2007.

2007	High	Low	Dividends

4th Quarter	$20.95	$16.90	$0.11
3rd Quarter	$24.72	$17.42	$0.11
2nd Quarter	$26.74	$22.21	$0.11
1st Quarter	$32.53	$25.85	$0.08

2006	High	Low	Dividends

4th Quarter	$33.19	$29.25	$0.08
3rd Quarter	$34.73	$30.36	$0.08
2nd Quarter	$36.19	$29.85	$0.08
1st Quarter	$36.75	$32.36	$0.05

The Company began paying cash dividends in the first quarter of 2004. Any future dividends will depend on the Company’s performance, the judgment of the Board as to the appropriateness of declaring a dividend, and compliance with various legal and regulatory provisions which restrict the amount of dividends which the Company may declare. (See “Capital Resources” located in Item 7 below). The Company has determined to suspend common stock dividends at least through the end of 2008 as a measure to conserve capital and will reconsider its dividend policy in light of conditions and circumstances at that time.

Securities Authorized for Issuance under Equity Compensation Plans.  The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2007.

	(A)	(B)	(C)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
	Warrants and Rights	and Rights	Column A)

PLAN CATEGORY:
Equity Compensation Plans Approved by Security Holders	849,159	$22.55	610,490
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	849,159	$22.55	610,490

For additional information related to the above plans see Note 15 of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Stock Performance Graph.  The following graph compares the change on an annual basis in the Company’s cumulative total return on its common stock with (a) the change in the cumulative total return on stocks of companies included in the NASDAQ Composite Index for U.S. Companies, (b) the change in the cumulative total return on stocks as included in the SNL Securities “Western Bank Index”, a peer industry group, and assuming an initial investment of $100 on December 31, 2002. All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the period. The common stock price performance shown below should not be viewed as being indicative of future performance.

Total Return Performance

In 1997, the Company declared a dividend distribution of one preferred share purchase right (the “Right”) for each outstanding share of common stock. The Rights, which were amended and extended in 2007, are exercisable only in the event of an acquisition of, or announcement of a tender offer to acquire, 10 percent or more of the Company’s stock without the prior consent of the Board of Directors. If the Rights become exercisable, the holder may purchase a fraction of a preferred share (intended to be the economic equivalent of one share of the Company’s common stock) for $55.00, subject to adjustment. In the event a person or a group has acquired, or obtained the right to acquire, beneficial ownership of securities having 10 percent or more of the voting power of all outstanding voting power of the Company, proper provision shall be made so that each holder of a Right will, for a 60-day period thereafter, have the right to receive upon exercise that number of common stock equivalents having a market value of two times the exercise price of the Right. Under certain circumstances, the Rights may be redeemed by the Company at $.001 per Right prior to becoming exercisable and in certain circumstances thereafter. The Rights will expire on the earliest of (i) September 26, 2017, (ii) consummation of a merger transaction meeting certain characteristics or (iii) redemption of the Rights by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

CAPITAL CORP OF THE WEST
SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003
	(Amounts in thousands except per share data)

SUMMARY OF INCOME STATEMENT:
Interest income	$132,333	$122,149	$90,164	$70,571	$62,413
Interest expense	59,746	48,101	24,720	17,097	16,253
Net interest income	72,587	74,048	65,444	53,474	46,160
Provision for loan losses	29,803	400	2,051	2,731	2,170
Non-interest income	13,758	11,948	10,202	6,405	10,177
Non-interest expense	67,999	52,370	42,937	37,675	35,670
Income (loss) before provision for (benefit from) income taxes	(11,457)	33,226	30,658	19,473	18,497
Provision for (benefit from) income taxes	(7,841)	10,578	9,853	7,150	4,857
Net income (loss)	$(3,616)	$22,648	$20,805	$12,323	$13,640
SHARE DATA:
Average common shares outstanding	10,785	10,692	10,500	10,323	10,102
Basic earnings (loss) per share	$(0.34)	$2.12	$1.98	$1.19	$1.35
Diluted earnings (loss) per share	(0.34)	2.07	1.92	1.15	1.30
Book value per share	13.06	13.31	11.39	9.77	8.78
Tangible book value per share	$9.25	$13.18	$11.26	$9.62	$8.52
BALANCE SHEET DATA:
Total assets	$2,108,739	$1,959,728	$1,754,973	$1,446,813	$1,235,281
Total securities	378,499	424,596	499,180	436,176	372,015
Total loans	1,494,681	1,224,761	1,068,896	885,093	764,252
Total deposits	1,675,265	1,615,341	1,404,500	1,154,157	1,028,808
Shareholders’ equity	$141,727	$145,769	$120,462	$101,847	$89,485
OPERATING RATIOS:
Return on average equity	(2.36)%	17.04%	18.69%	12.69%	16.43%
Return on average assets	(0.19)	1.25	1.35	0.94	1.23
Average equity to average assets ratio	7.93	7.35	7. 24	7.41	7.46
Net interest margin	4.19	4.51	4.69	4.49	4.53
CREDIT QUALITY RATIOS:
Non-performing loans to total loans(1)	3.63%	0.19%	0.18%	0.50%	0.52%
Allowance for loan losses to total loans	2.40	1.15	1.38	1.54	1.64
Allowance for loan losses to non-performing loans	66.05	590.78	777.68	309.63	314.12
CAPITAL RATIOS:
Risk-based tier 1 capital	8.21%	11.52%	9.90%	10.18%	10.31%
Total risk based capital	10.26	12.49	11.02	11.43	11.57
Leverage ratio	6.97	9.33	8.46	8.34	8.55
Dividend payout ratio	NM %	13.70%	9.07%	9.40%	—%

(1)	Non-performing loans consist of loans on non-accrual, loans past due 90 days or more, and restructured loans.

(2)	NM represents Not Meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company. The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. The consolidated financial statements of the Company include its subsidiaries, the Bank, CWG and BVF. It also includes the Bank’s subsidiaries, MAID, CAA, 1977 Services Corporation and REIT.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures related thereto, including those regarding contingent assets and liabilities. On an ongoing basis, the Company monitors and revises its estimates where appropriate, including those related to the adequacy of the allowance for loan losses, investments, and intangible assets. The Company bases its estimates on historical experience, applicable risk factors and on various other assessments that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates depending on the future circumstances actually encountered. In the fourth quarter of 2007, Management identified a material weakness in internal controls over financial reporting which specifically included accounting policies, procedures and practices that were not consistently developed, maintained or updated in a manner ensuring that financial statements were prepared in accordance with GAAP as well as a material weakness in internal controls related to establishing the allowance for loan losses. Item 9A — Controls and Procedures on pages 105 through 108 provides further discussion surrounding these internal control weaknesses. The following is a description of the Company’s current accounting policies that are considered to involve significant management valuation judgments.

Investment Securities

A decline in the fair value of any securities that are considered other than temporarily impaired is recorded in the Company’s consolidated statements of income in the period in which the impairment occurs. The cost of the underlying security is written down to fair value. Management considers the Company’s other than temporary impairment accounting policies to be critical, as the valuation of the underlying security and the timing and amount of income, if any, from these instruments typically depend upon factors beyond the Company’s control. These factors include the length of time and the extent to which market value has been less than cost, reasons for decline in market price — whether an industry issue or issuer specific, changes in the general market condition of the area or issuer’s industry, the issuer’s financial condition, capital strength, ability to make timely future payments and any changes in agencies ratings and any potential actions. The policies related to the valuation of the investment securities can be found in Note 1 under the section titled “Investment Securities” of the financial statements included in this report under Item 8.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the amount of probable losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, uncertainties and conditions, all of which may be susceptible to significant change. The policies related to the adequacy of the allowance for loan losses can be found in Note 1 under the section titled “Allowance for Loan Losses” as well as in Note 4 under the section titled “Loans” of the financial statements included in this report under Item 8.

Management applies an evaluation process to the loan portfolio to estimate the required allowance for loan losses. It maintains a systematic process for the evaluation of individual loans for inherent risk of loan losses. Each loan is assigned a credit risk rating. Credit risk ratings are assigned on a 13 point scale, ranging from loans with a low risk of nonpayment to loans which have been charged-off. Each quarter, all loans exceeding $250,000 and any other loan rated substandard or below are reviewed individually. This credit risk evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, internal and external credit review, and general economic conditions. Bank policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. The review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses includes an allowance for individual loans deemed to be impaired under the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, a general allowance representing the estimated credit losses of segmented pools of loans, by type, and by behavioral characteristics, and a qualitative reserve. The factors considered when determining the qualitative reserves include more subjective measures that would likely cause the future loan losses to differ from the estimate of credit losses made according to the estimates for specific and general reserves. These factors include:

•	changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices and resources,

•	changes in the national and local economic and business conditions and developments, including the condition of various market segments,

•	changes in the nature and volume of the portfolio,

•	changes in the experience, ability and depth of lending management staff,

•	changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accruals, troubled debt restructuring and other loan modifications,

•	changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors,

•	the existence and effect of any concentrations of credit, and changes in the levels of concentrations, and

•	the effect of external forces such as competitive and legal regulatory requirements on the level of estimated credit losses in the Company’s current portfolio.

The evaluation process is designed to determine the adequacy of the allowance for loan losses. Management has developed a model based on historical loan losses to estimate an appropriate allowance for outstanding loan balances. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely, to a great extent, on the judgment and experience of management.

Reserve for unfunded loan commitments

The level of the reserve for unfunded loan commitments is determined by reviewing the activity trends for individual lines of credit by loan type and estimating the percentage of funds to be advanced on a quarterly basis over the next four quarters. The advance estimates for the individual lines are aggregated by loan type to arrive at an overall quarterly advance rate. The total advance estimates projected for the upcoming 12 months is then multiplied by the loss factor assigned to each loan type. These are the same loss factors used in the calculation of the allowance for loan losses. We consider our accounting policy for the reserve for unfunded credit commitments to be critical as estimation of the reserve involves material estimates by our management and is particularly susceptible to significant changes in the near term. We record a liability for probable and estimatable losses associated with our unfunded credit commitments.

Goodwill

Goodwill arises from the Company’s purchase price exceeding the fair value of the net assets of an acquired business. Goodwill represents the value attributable to intangible elements acquired. The value of this goodwill is supported ultimately by profit from the acquired businesses. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of operations. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and an expectation that reporting unit or portion of the reporting unit will be sold or disposed of at a loss. The policies related to the adequacy of the goodwill and other intangible assets can be found in Note 1 in Item 8 of this report under the section titled “Goodwill” and “Other Intangibles.”

Derivative Instruments and Hedging Activities

The Company recognizes all derivatives on the balance sheet at fair value. On the date it enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).

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

The Company discontinues hedge accounting prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (2) a derivative expires or is sold, terminated, or exercised, (3) a derivative is no longer designated as a hedge, because it is unlikely that a forecasted transaction will occur, or (4) the Company determines that designation of a derivative as a hedge is no longer appropriate. When the Company discontinues hedge accounting because a derivative no longer qualifies as an effective fair value hedge, it continues to carry the derivative on the balance sheet at its fair value with changes in fair value included in earnings, and no longer adjusts the previously hedged asset or liability for changes in fair value. Previous adjustments to the hedged item are accounted for in the same manner as other components of the carrying amount of the asset or liability. When the Company discontinues hedge accounting because it is probable that a forecasted transaction will not occur, it continues to carry the derivative on the balance sheet at its fair value with changes in fair value included in earnings, and immediately recognizes gains and losses that were accumulated in other comprehensive income in earnings. When the Company discontinues hedge accounting because the hedging instrument is sold, terminated, or is no longer designated, the amount reported in other comprehensive income up to the date of sale, termination or change in designation continues to be reported in other comprehensive income until the forecasted transaction affects earnings.

In all other situations in which we discontinue hedge accounting, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

If the Company purchases or originates financial instruments that contain an embedded derivative; at inception of the financial instrument, it assesses (1) if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), (2) if the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, or (3) if a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative. If the embedded derivative does not meet any of these conditions, the Company separates it from the host contract and carries it at fair value with changes recorded in current period earnings. Management considers the Company’s derivative accounting policies to be critical, as the valuation of these instruments fluctuates depending upon factors beyond the Company’s control. Management monitors the effectiveness of hedges quarterly to ensure effectiveness is maintained.

Income Taxes

The Company is subject to income tax laws of the United States, its states, and municipalities in which it operates. The Company considers our accounting policy relating to income taxes to be critical as the determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of federal and state tax laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. The Company has established a valuation allowance related to the potential that tax capital loss carryforwards may not be fully utilized prior to their expiration. Actual results could differ significantly from these estimates due to tax law interpretations used in determining the current and deferred income tax liabilities and the valuation allowance. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.

In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in different tax jurisdictions. The Company evaluates our income tax contingencies in accordance with FIN 48. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. No material adjustments were identified for uncertain tax positions which would require an adjustment to the January 1, 2007 beginning tax reserve. The Company had no tax reserve for uncertain positions at December 31, 2007.

The Company is also subject to routine corporate tax audits by the various tax jurisdictions. Management reviews its tax positions and related reserves quarterly, and may adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate, and to the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to the discussion of our recent accounting pronouncements in Note 1 Summary of Significant Accounting Policies of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

OVERVIEW

The U.S. banking industry experienced unprecedented disruption in 2007, when worsening credit conditions resulted from declines in home prices and home sales. Central California has been particularly impacted by dramatic declines in real estate values driven by the “sub-prime contagion.” The Central Valley has consistently been classified as the epicenter for residential foreclosures in the U.S. These economic conditions were manifested strongly in the fourth quarter of 2007 when property values and sales of single family homes have plummeted.

The Company considers itself a relationship based lender with a focus on assisting business owners with their borrowing needs including the funding of owner-occupied commercial real estate loans. As a result of its decision not to participate in any sub-prime consumer lending or portfolio single-family residential loans, the Company initially avoided much of this turmoil. In addition, the Company maintains a diversified loan portfolio, of which the residential mortgage loan portfolio is the smallest component. Beginning in the fourth quarter of 2007, there has been a significant increase in delinquencies in the Company’s single family real estate construction loans as well as a sharp decrease in collateral values supporting these loans. As a result of the significantly and rapidly worsening trends in home prices and construction loan delinquencies, the Company arranged for independent consultants to perform a thorough credit review which included 80% in value of the commercial and real estate loan portfolios, representing 62% of the total loan portfolio. Based on these evaluations, the Company recorded significant charges in the fourth quarter, principally related to credit risk in our real estate construction and commercial loan portfolios. The review identified material weaknesses in the Company’s credit, and lending administration related to the methodology for classifying loans and establishing the level of its allowance for loan losses. The Company charged off $9.9 million, net, of loans, principally real estate construction loans, and increased its allowance for loan losses to $35.8 million by recording a provision for loan losses of $29.8 million for 2007, up from $400,000 in 2006. Management concluded that the significant increase in the allowance for loan losses was required due to nonaccrual loans increasing to $53,621,000 at December 31, 2007. Management also identified material weaknesses in connection with not having adequately designed internal controls in our financial reporting process related to the selection and application of GAAP and not maintaining sufficient levels of appropriately qualified and trained personnel in our financial reporting processes. See Item 9A Controls and Procedures for further discussion of management’s identification and remediation of material weaknesses in internal control over financial reporting.

For the year ended December 31, 2007, the Company recorded a net loss of $3.6 million, after recognizing a tax benefit of $7.8 million. In 2006, the Company reported net income of $22.6 million. At December 31, 2007, the net loss for the year resulted in a decrease in capital to $141.2 million compared to $145.8 million a year earlier. Consequently, the Bank’s ratio of total capital to risk-weighted assets fell below the 10% requirement for “well-capitalized” status. At December 31, 2007, the Bank’s ratio was 9.94%, which is within “adequately-capitalized” levels. The Company had a total risk-based capital ratio of 10.26%, a Tier 1 capital ratio of 8.21% and a leverage ratio of 6.97% at December 31, 2007. Management believes the Bank will be able to return to a “well-capitalized” status in the near future. Further details about capital are included in the Liquidity and Capital Resources sections below.

In the fourth quarter of 2007, the Company acquired all eleven California branches from National Bank of Arizona dba The California Stockmen’s Bank (“Stockmen’s”), with loans of $166 million and deposits of $190 million. The Company also acquired a factoring business, Bay View Funding, with $27 million of short term factoring receivables.

Net interest income decreased to $72.6 million in 2007, or $1.5 million, compared to 2006 results. The overall decrease reflects an increase in interest income of $10.2 million, offset by a greater increase in interest expense of $11.6 million. Average loans grew by $133.4 million, primarily due to internal growth and, to a lesser extent, the fourth quarter acquisitions of Bay View Funding and Stockmen’s, generating additional interest income. The interest rates earned on these assets increased modestly compared with 2006 levels. In 2007, interest rates on deposits increased due to competitive pressures and higher short-term interest rates for most of 2007. Average interest bearing liabilities grew by $121.0 million during 2007, due to internal growth, issuance of additional $25 million of junior subordinated debentures and the Stockmen’s acquisition.

Non-interest expense grew by $15.6 million primarily due to the additional costs of the new branches opened and acquired in the past year, goodwill impairment loss recognized on Town and Country Finance and Thrift and operating expenses on an OREO property.

The increase in net income from $20.8 million in 2005 to $22.6 million in 2006 was primarily the result of increased net interest income and increased interest earning assets. The growth in assets in 2006 was primarily funded through increases in the deposit portfolio. Loan growth in 2006 was obtained primarily from increased loan production within our branch network and loan production offices. The increase in deposits in 2006 was obtained primarily from increased deposit gathering within our branch network and increased use of brokered deposits.

The table below highlights some of the important Consolidated Balance Sheet amounts and their change from 2006 to 2007:

	December 31,
			$ Change	% Change
	2007	2006	During 2007	During 2007
	(Amounts in thousands)

Total Assets	$2,108,739	$1,959,728	$149,011	8%
Net Loans	1,458,881	1,210,730	248,151	20%
Allowance for loan losses	35,800	14,031	21,769	155%
Deposits	1,675,265	1,615,341	59,924	4%
Other Borrowings	217,816	151,697	66,119	44%
Shareholders’ Equity	$141,727	$145,769	$(4,042)	(3)%

The table below highlights some of the important Consolidated Statements of Income and Comprehensive Income information and their change from 2005 to 2007:

	Years Ended December 31,
			$	%		$	%
	2007	2006	Change	Change	2005	Change	Change
	(Amounts in thousands except per share data)

Net Interest Income	$72,587	$74,048	$(1,461)	(2)%	$65,444	$8,604	13%
Net Income (loss)	$(3,616)	$22,648	$(26,264)	(116)%	$20,805	$1,843	9%
Basic Earnings per Share	$(0.34)	$2.12	$(2.46)	(116)%	$1.98	$0.14	7%
Diluted Earnings per Share	$(0.34)	$2.07	$(2.41)	(116)%	$1.92	$0.15	8%

RESULTS OF OPERATIONS

The Company’s primary source of revenue is net interest income, which is the difference between interest income and fees derived from earning assets and interest paid on interest-bearing liabilities. The level of interest income is affected by changes in the volume of, and the rates earned on, interest-earning assets. During 2007, the increase in interest income was primarily due to an increase in average earning assets compared with 2006. The increase in volumes is in part due to internal growth and in part due to the Bank’s acquisitions of the branches of The California Stockmen’s Bank, which accounted for $26.8 million of the increase, and the factoring receivables of Bay View Funding, which accounted for $6.2 million of the increase. The increase in yields is in part due to a more favorable asset mix, with loans averaging 75% of interest earning assets in 2007 as compared with 71% in 2006 and the addition of the factoring receivables portfolio late in the year at a considerably higher yield than traditional banking assets. During 2006, the increase in interest income was primarily due to an increase in average earning assets with increased yields on those assets compared to 2005. The primary cause for the increase in rates on interest-earning assets was higher prevailing market rates that were available for reinvestments in 2006 when compared to 2005.

Interest expense is a function of the volume of, and rates paid on, interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. The increase in interest expense in 2007 was primarily due to an increase in rates paid on those liabilities and in part due to increased volume in interest bearing deposits and subordinated debt. All interest bearing deposit categories had an increase in cost in 2007 that was primarily due to competitive pressures and higher levels of short term interest rates in the earlier part of 2007, rising from an average of 3.14% in 2006 to an average of 3.65% in 2007. In addition, the Bank issued additional junior subordinated debentures of $25 million in 2007, at an interest rate of 8.24% at December 31, 2007, and the cost structure of these liabilities is also higher than other sources of funding. The cost of other borrowings also increased as a function of structure of these liabilities and the increase in short term interest rates. Total interest bearing deposits increased by 10% in 2007 and this was in part due to internal growth as a result of the Company’s branch expansion and in part due to the acquisition of the Stockmen’s branches, which contributed 2% to the growth. In addition, the Bank significantly reduced its reliance on brokered deposits in 2007. Brokered deposits were at $2.2 million at December 31, 2007 as compared with $92.9 million at the end of 2006.

The increase in interest expense in 2006 was primarily due to increased rates paid on interest bearing liabilities and secondarily due to increased volume of interest-bearing liabilities. The average interest rate paid on total average interest bearing liabilities in 2006 was 3.47% compared to an average interest rate of 2.17% paid on total average interest-bearing liabilities in 2005. The increase in volume of interest-bearing liabilities in 2006 as compared to 2005 was primarily attributable to increased market penetration within the Bank’s branch network and increased use of brokered deposits. Brokered deposits increased from $20,871,000 on December 31, 2005, to $92,943,000 on December 31, 2006.

The Company’s net interest margin percentage is the ratio of net interest income to average interest-earning assets. Net interest margin, at 4.19% for 2007, declined from the 2006 level of 4.51%, and 2005 level of 4.69%, primarily due to increases in funding costs, of 50 basis points in 2007 compared with 2006, and 130 basis points in 2006 compared with 2005. Asset yields increased 21 basis points in 2007 compared with 2006, and 96 basis points in 2006 compared with the prior year. In 2007 and 2006, interest bearing liabilities volume increased 9% and 22%, respectively, while the overall rates paid on interest bearing liabilities increased 14% and 60%, respectively. For 2007 and 2006, interest bearing asset volume increased 5% and 18%, respectively, while the total rates earned on interest-earning assets increased 3% and 15%, respectively.

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

NET INTEREST INCOME VARIANCE ANALYSIS (Fully Taxable-Equivalent Basis)

	2007 Compared to 2006			2006 Compared to 2005
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands)
INCREASE (DECREASE) IN INTEREST INCOME:
Federal funds sold	$467	$(16)	$451	$874	$225	$1,099
Time deposits at other institutions	(9)	—	(9)	(4)	3	(1)
Taxable investment securities	(2,365)	779	(1,586)	81	1,808	1,889
Nontaxable investment securities	(210)	(250)	(460)	582	(5)	577
Loans	11,289	394	11,683	17,637	10,874	28,511
Total	9,172	907	10,079	19,170	12,905	32,075
INCREASE (DECREASE) IN INTEREST EXPENSE:
Interest-bearing demand deposits	205	1,116	1,321	54	1,001	1,055
Savings deposits	1,676	3,254	4,930	(9)	4,370	4,361
Time deposits	884	2,981	3,865	7,206	6,537	13,743
Junior subordinated debentures	1,013	(154)	859	700	80	780
Other borrowings	(176)	846	670	818	2,624	3,442
Total	3,602	8,043	11,645	8,769	14,612	23,381
Increase (Decrease) in Net Interest Income	$5,570	$(7,136)	$(1,566)	$10,401	$(1,707)	$8,694

The increase in taxable equivalent interest income of $10,079,000 in 2007 is attributable to an increase in volume between 2007 and 2006 combined with a $907,000 increase resulting from increased interest rates of taxable investment securities and loans during this same period. The increase in total interest expense of

$11,645,000 in 2007 related to a $3,602,000 volume increase attributable to an increase in average interest-bearing liabilities during 2007 which was combined with a $8,043,000 increase attributable to rate increases during 2007.

The increase in taxable equivalent interest income of $32,075,000 in 2006 is comprised of a $19,170,000 volume increase attributable to an increase in interest-earning assets between 2006 and 2005 that was combined with a $12,905,000 increase attributable to rate increases during this same period. The increase in total interest expense of $23,381,000 in 2006 related to a $8,769,000 volume increase attributable to increases in average interest-bearing liabilities and $14,612,000 attributable to rates during 2006.

INTEREST RATES AND MARGINS (Fully Taxable-Equivalent Basis)

Managing interest rates and margins is essential to the Company in order to maintain profitability. The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the total dollar amount of interest income from average interest-earning assets and resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates. Interest income on nontaxable investments is displayed on a tax equivalent basis.

	For The Years Ended December 31,
	2007			2006			2005
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Amounts in thousands)

ASSETS:
Federal funds sold	$37,927	$1,951	5.14%	$28,919	$1,500	5.19%	$10,981	$401	3.65%
Time deposits at other financial institutions	192	10	5.21	350	19	5.43	728	20	2.75
Nontaxable investment securities(1)	98,245	4,698	4.78	102,415	5,158	5.04	90,531	4,581	5.06
Taxable investment securities(1)	302,774	14,781	4.88	353,911	16,367	4.62	351,948	14,478	4.11
Loans, gross(2)(3)	1,320,594	112,118	8.49	1,187,156	100,435	8.46	968,492	71,924	7.43
Total Interest-Earning Assets	$1,759,732	$133,558	7.59	$1,672,751	$123,479	7.38	$1,422,680	$91,404	6.42
Allowance for loan losses	(15,146)			(14,966)			(13,937)
Cash and due from banks	45,201			44,943			45,142
Premises and equipment, net	46,786			35,433			25,264
Interest receivable and other assets	90,845			70,235			58,787
Total Assets	$1,927,418			$1,808,396			$1,537,936

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Negotiable orders of withdrawal	$233,265	$2,787	1.19%	$204,637	$1,466	0.72%	$183,017	$411	0.22%
Savings deposits	433,767	14,609	3.37	369,758	9,679	2.62	372,292	5,318	1.43
Time deposits	628,421	29,867	4.75	607,753	26,002	4.28	410,974	12,259	2.98
Junior subordinated debentures	36,338	2,990	8.23	24,630	2,131	8.65	16,496	1,351	8.19
Other borrowings	174,363	9,493	5.57	178,376	8,823	4.95	156,807	5,381	3.43
Total Interest-Bearing Liabilities	$1,506,154	$59,746	3.97	$1,385,154	$48,101	3.47	$1,139,586	$24,720	2.17
Non-interest bearing deposits	252,019			274,895			274,750
Accrued interest, taxes and other liabilities	16,379			15,476			12,289
Total Liabilities	$1,774,552			$1,675,525			$1,426,625
Average shareholders’ equity	152,866			132,871			111,311
Average liabilities and shareholders’ equity	$1,927,418			$1,808,396			$1,537,936
Net interest income and margin(4)		$73,812	4.19%		$75,378	4.51%		$66,684	4.69%

(1)	Tax equivalent adjustments recorded at the statutory rate of 35% that are included in nontaxable investment securities portfolio are $1,139, $1,162 and $1,116 in 2007, 2006 and 2005, respectively. Tax equivalent adjustments included in the nontaxable investment securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities portfolio were created by a dividends received deduction of $85, $75 and $124 in 2007, 2006, and 2005, respectively. Tax equivalent adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities portfolio were created by a qualified zone academy bond of $93 in 2006.

(2)	Interest on non-accrual loans is recognized into income on a cash received basis.

(3)	Amounts of interest earned included loan fees of $5,049, $5,237 and $4,833 and loan costs of $1,415, $1,643 and $1,553 for the years ended December 31, 2007, 2006 and 2005, respectively.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

PROVISION FOR LOAN LOSSES

The Company reviews the adequacy of its allowance for loan losses on a quarterly basis and maintains the allowance at a level considered by management to be sufficient to absorb the probable losses inherent in its loan portfolio. The provision for loan losses is charged against income and increases the allowance for loan losses. The provision for loan losses for the year ended December 31, 2007 was $29,803,000 compared to $400,000 in 2006 and $2,051,000 in 2005.

As a result of the significantly and rapidly worsening trends in home prices and construction delinquencies prevalent in Central California, which is considered the epicenter for residential foreclosures in the U.S., the Company arranged for independent consultants to perform a thorough credit review which included 80% in value of the commercial and real estate loan portfolios, representing 62% of the total loan portfolio. Based on these evaluations, the Company recorded significant charges, principally related to credit risk in our real estate construction and commercial loan portfolios. The deterioration, which was clearly manifested in the fourth quarter of 2007, has resulted in a combination of borrower non-performance, such as delinquencies, within the real estate construction loan portfolio as well as dramatic decreases in underlying collateral values across the entire loan portfolio. The Company has determined in working with its bank regulators and independent credit consultants that many of its loans required a more adverse classification and a greater provision for loan losses than had been taken in prior comparable periods. The Company charged off $9.9 million, net, of loans, principally real estate construction loans and increased its allowance for loan losses by recording a provision for loan losses of $29,803,000 for 2007, up from $400,000 in 2006. The allowance for loan losses included specific reserves of $21,432,000 at December 31, 2007. There were no specific reserves at December 31, 2006.

The decreased level of provision for loan losses in 2006 when compared to 2005 was primarily the result of decreased classified credits partially offset by the reserves required for higher loan volumes.

NON-INTEREST INCOME

The following table summarizes non-interest income for the years ended December 31,

			$	%		$	%
			Change in	Change in		Change in	Change in
	2007	2006	2007	2007	2005	2006	2006
	(Amounts in thousands)

NON INTEREST INCOME:
Deposit service charges	$8,033	$6,122	$1,911	31%	$5,924	$198	3%
Increase in cash surrender value of bank owned insurance	1,407	1,434	(27)	(2)	1,041	393	38
Loan packaging fees	536	664	(128)	(19)	589	75	13
Gain on sale of loans	326	202	124	61	235	(33)	(14)
Retail investment income	228	414	(186)	(45)	405	9	2
Gain (loss) on sale or impairment of securities	(142)	622	(764)	(123)	—	622	100
Bank owned life insurance death benefit	996	179	817	456	539	(360)	(67)
Asset based lending fees	581	503	78	16	—	503	100
Other	1,793	1,808	(15)	(1)	1,469	339	23

Total Non-Interest Income	$13,758	$11,948	$1,810	15%	$10,202	$1,746	19%

Non-interest income rose $1,810,000 in 2007 due primarily to increased service charges earned by the Company and the gain of $996,000, upon the demise of a former employee covered by the Company’s bank owned life insurance. This is in part offset by the net decrease in gains/ losses on sale or impairment of securities. In 2007, the Company earned additional deposit service charge income of $1,911,000 from increasing its fees and reducing waivers on services such as rejected items, account analysis fees and ATM surcharges. During 2007, the Company realized a gain of $835,000 upon the sale of securities. It also recognized an impairment loss of $977,000 on an agency perpetual preferred security determined to be other-than-temporarily impaired. Other categories of non-interest income had normal fluctuations in the ordinary course of business.

The increase in non-interest income in 2006 was primarily the result of a gain on the sale of available-for-sale securities of $622,000, the addition of asset based lending and associated fee income of $503,000 after the acquisition of this business in March 2006, and an increase in the cash surrender value of bank owned life insurance of $393,000. The increase in deposit service charges in 2006 was primarily the result of increased rejected item charges of $209,000.

NON-INTEREST EXPENSE

The following table summarizes non-interest expense and changes for the years ended December 31,

			$			$	%
			Change in	%		Change in	Change in
	2007	2006	2007	Change in 2007	2005	2006	2006
	(Amounts in thousands)

NON-INTEREST EXPENSE:
Salaries and benefits	$32,184	$29,165	$3,019	10%	$22,763	$6,402	28%
Premises and occupancy	6,641	5,581	1,060	19	4,498	1,083	24
Equipment	5,569	4,305	1,264	29	3,961	344	9
Professional fees	4,043	2,699	1,344	50	2,310	389	17
Supplies	1,108	1,070	38	4	1,057	13	1
Marketing expense	2,345	1,576	769	49	1,165	411	35
Intangible amortization	169	23	146	635	46	(23)	(50)
Community support donations	622	1,037	(415)	(40)	859	178	21
Communications	1,604	1,493	111	7	1,251	242	19
FDIC insurance assessment	1,088	316	772	244	285	31	11
Other real estate owned(1)	2,390	(152)	2,542	NM	(5)	(147)	NM
Impairment of goodwill(1)	1,405	—	1,405	NM	—	—	—
Other	8,831	5,257	3,574	68	4,747	510	11

Total Non-Interest Expense	$67,999	$52,370	$15,629	30%	$42,937	$9,433	22%

(1)	NM represents not meaningful.

The Company opened five new branches in 2007, five new branches during 2006 and two branches in late 2005. In October and November 2007, it acquired Bay View Funding and all eleven branches of The California Stockmen’s Bank. These expansion activities were principal factors in the 29% increase in non-interest expenses in 2007. The Company incurred additional OREO expenses and had an impairment charge for diminution of an asset value in OREO. Salary expense increased $3,019,000 in the year, due to additional staffing and salary increases, although bonus programs were curtailed as a result of the performance of the Company. Premises, occupancy and equipment expense increased $2,324,000 over 2006 levels as the Company continues to expand existing and acquire new facilities, resulting in increased depreciation, lease and maintenance expense. In 2007, the Company further increased its marketing activities and incurred additional costs of $769,000 over the level spent in 2006 as the Company has actively promoted various deposit and loan products using television, newspaper, and other media sources to assist in attracting new, and retaining, existing customers. The Company incurred an increase in FDIC deposit insurance assessment of $772,000 in 2007 over the 2006 level, due to a rate increase charged by the FDIC and the effect of the additional insured deposits during the year. The Company’s professional fees include legal, consulting, audit and accounting fees. The Company’s professional fees increased due to increased usage of professional consultants in connection with the Company’s acquisition activities and utilization of independent credit specialists to assist in evaluating the 2007 year end loan loss reserve. Other non-interest expense includes an increase in reserve for unfunded commitments of $341,000 in 2007 compared with 2006.

As discussed in Note 5 of the financial statements, in 2007, the Company incurred OREO expenses of $592,000 primarily relating to the foreclosed project in Rocklin, California. It also took an impairment charge of $1,900,000 on the property to reduce the value to estimated realizable value. The Company provided for losses to recognize the Company’s estimate of liability for mechanic’s liens placed against the property by establishing a reserve for unfunded commitments of $1,840,000. After settlement of several of these liens, the balance in the reserve was $756,000 at December 31, 2007. In connection with the Company’s annual assessment of goodwill of the 1995 Town and Country acquisition in the fourth quarter of 2007, and as a result of significant changes in the business climate and operating results of the Bank, management has determined the remaining goodwill relating to Town and Country is not recoverable, and therefore recognized an impairment charge of $1,405,000. At December 31, 2007, no goodwill remained relating to Town and Country.

In 2006, non-interest expenses increased by $9,433,000 due primarily to increases in salaries and benefits of $6,402,000 that were the result of management and support staff increases necessary to accommodate branch expansion, normal salary progression, the addition of an asset based lending group in 2006 and equity compensation expense. For 2006, equity compensation expense of $717,000 was recorded. The $1,083,000 increase in premises and occupancy expense was due primarily to branch expansion and remodeling costs. The increase in equipment expenses in 2006 was primarily due to new equipment costs within the branch network, depreciation of prior year’s equipment, and general growth of the Company. Equipment expenses include depreciation of equipment purchased in prior years, expense of equipment with a life of less than one year, rented equipment, and repairs and maintenance on existing equipment. Growth in other non- interest expense in 2006 was due to increased costs related to the growth of the Company, which include increased costs related to postage, travel, and telephone expenses.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

The Company’s benefit from income taxes was $7,841,000 in 2007 compared to a provision for income taxes of $10,578,000 and $9,853,000 in 2006 and 2005, respectively. The benefit from income taxes for the year ended December 31, 2007 was a result of the pre-tax net loss, as the Company is able to offset the loss against future taxable income. The Company increased its tax benefit rate in 2007, compared with prior years because of the increased proportion of housing tax credits, nontaxable interest income, and benefits from bank owned life insurance to income or loss before taxes. The effective income tax rates (computed as taxes as a percentage of income before taxes) were a benefit of 68% in 2007 and an expense of 32% in both 2006 and 2005. During 2007, 2006 and 2005 the tax rate was lower than the statutory rate due in part to tax credits earned from an investment in low-income housing partnerships that qualify for housing tax credits under Internal Revenue Code Section 42, non-taxable interest income received from bank qualified municipal securities and benefits from bank owned life insurance. Total housing tax credits for 2007, 2006 and 2005 were approximately $1,179,000, $968,000 and $980,000, respectively. During 2006 additional housing tax credits were claimed related to prior year tax returns in the amount of $260,000. In addition, during 2007, 2006 and 2005, the Company realized tax benefits of approximately $1,042,000, $1,113,000 and $1,116,000 from nontaxable interest income received from bank qualified municipal securities. See Note 11 to the consolidated financial statements of this report for a reconciliation of income tax at the statutory rate to the provision for (benefit from) income taxes.

The Company has established a valuation allowance related to the potential that tax capital loss carryforwards may not be fully utilized prior to their expiration. The Company realized capital losses of $1.4 million on the 2006 returns, and has unrealized capital loss exposure of $2.6 million primarily related to Agency Equity Preferred Securities that have declined in value. The valuation of these securities is correlated to the housing market and market interest rates due to the dividends paid on these securities. Rates when the securities were purchased in 2002 were at historic lows, creating a high market value for the securities being purchased. The valuation allowance established by Management as of December 31, 2007 was $913,000, an increase of $246,000 from $667,000 at December 31, 2006. Capital losses can only be deducted to the extent of capital gains. Capital losses not fully utilized in a year can be carried back three years and forward five years for federal income tax purposes. For California tax purposes losses can not be carried back, but can only be carried forward 5 years. As of December 31, 2007, the Company has no federal capital loss carryforwards and a California capital loss carryforward of $127,000 that was incurred in 2006 and will expire in 2011.

FINANCIAL CONDITION

SECURITIES

The following table sets forth the carrying amount (fair value) of available for sale securities at December 31,

	2007	2006
	(Amounts in thousands)

U.S. government agencies	$35,929	$40,199
State and political subdivisions	1,256	1,266
Mortgage-backed securities	159,401	181,143
Collateralized mortgage obligations	9,900	13,784

Total Debt Securities	206,486	236,392
Agency preferred stock	4,116	5,666
Equity securities	12,414	14,480

Total Carrying Value and Fair Value	$223,016	$256,538

The following table sets forth the carrying amount (amortized cost) and fair value of held to maturity securities at December 31,

	2007	2006
	(Amounts in thousands)

State and political subdivisions	$94,346	$99,747
Mortgage-backed securities	50,307	55,599
Collateralized mortgage obligations	10,830	12,712

Carrying Amount (Amortized Cost)	$155,483	$168,058

Fair value	$155,767	$166,266

Available for sale securities decreased $33,522,000 or 13% to $223,016,000 at December 31, 2007 compared with a balance of $256,538,000 at December 31, 2006. Held to maturity securities decreased $12,575,000 or 7% to $155,483,000 at December 31, 2007 compared to $168,058,000 outstanding at December 31, 2006. The decrease within the available for sale and held to maturity segment of the securities portfolio was the result of the Company using maturing securities to assist in funding loan and other asset growth. The single largest component of the Company’s investment portfolio during the last three years has been mortgage-backed securities which generally provide a higher yielding investment return, but contain a longer maturity than the other types of securities contained within the investment portfolio. At December 31, 2007 and 2006, approximately 98% of the Company’s mortgage-backed securities consist of government and government agency sponsored securities and approximately 2% are AAA-rated, nonagency securities.

In November 2007, Freddie Mac acknowledged significant problems relating to its ownership of sub prime loans. To strengthen its capital position, it issued additional preferred stock, which has rights ahead of the Company’s investment in Freddie Mac Agency preferred stock. This new issuance has therefore reduced the market demand for the original issue of preferred stock owned by the Company. Accordingly, management decided to write down this investment at December 31, 2007, as other-than-temporary impairment, with a recognized loss of $977,000 and a corresponding reduction in the amortized cost to $4,115,914.

Available for sale securities decreased $61,617,000 or 19% to $256,538,000 at December 31, 2006 compared with a balance of $318,155,000 at December 31, 2005. Held to maturity securities decreased $12,967,000 or 7% to $168,058,000 at December 31, 2006 compared to $181,025,000 outstanding at December 31, 2005. The decrease within the available for sale and held to maturity segment of the securities portfolio was the result of the Company using maturing securities to reduce other borrowings and fund loans and other asset growth. See Note 1 and 3 to the Company’s Consolidated Financial Statements included in Item 8 of this report for further information concerning the securities portfolio.

The following table sets forth the maturities of debt securities at December 31, 2007 and the weighted average yields of such securities calculated on a book value basis using the weighted average yield within each scheduled maturity grouping. Maturities of mortgage-backed securities and collateralized mortgage obligations are stipulated in their respective contracts. However, actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties. Yields on municipal securities have not been calculated on a tax-equivalent basis.

	Within One Year		One to Five Years		Five to Ten Years			Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield		Amount	Yield		Total
	(Amounts in thousands)

AVAILABLE FOR SALE DEBT SECURITIES:
U.S. government agencies	$9,961	3.51%	$25,968	4.41%	$—		%	$—		%	$35,929
State and political subdivisions	—		251	4.91	231	5.21		774	4.91		1,256
Mortgage-backed securities	—		13,876	4.26	29,843	4.37		115,682	5.22		159,401
Collateralized mortgage obligations	—		—		1,363	4.25		8,537	4.42		9,900
HELD TO MATURITY DEBT SECURITIES:
State and political subdivisions	1,313	5.86	13,768	6.22	29,114	5.48		50,151	4.96		94,346
Mortgage-backed securities	—	—	—	—	780	6.31		49,527	5.04		50,307
Collateralized mortgage obligations	—	—	—	—	—	—		10,830	4.42		10,830

Total Debt Securities	$11,274	3.78%	$53,863	4.81%	$61,331	4.92%		$235,501	5.06%		$361,969

The Company does not own securities of a single issuer whose aggregate book value is in excess of 10% of the Company’s total equity.

LOANS

The Company concentrates its lending activities in five principal areas: commercial and agricultural, real estate construction, real estate mortgage, consumer installment loans and factoring receivables. Interest rates charged for loans made by the Company vary with the degree of risk, the size and term of the loan, borrowers’ depository relationships with the Company and prevailing market rates.

As a result of the Company’s loan portfolio mix, the future quality of these assets could be affected by any adverse trends in its geographic market or in the broader economy. These trends are beyond the control of the Company.

The Bank’s business activity is with customers located primarily in the counties of Fresno, Madera, Mariposa, Merced, Sacramento, San Francisco, San Joaquin, Stanislaus, Santa Clara and Tuolumne in the State of California. The consumer and small business loan portfolio consists of loans to small businesses, home equity, credit cards and the purchase of financing contracts principally from recreational vehicle dealers. Individual loans and lines of credit are made in a variety of ways. In many cases collateral such as real estate, automobiles and equipment are used to support the extension of credit. Repayment, however, is largely dependent upon the borrower’s personal cash flow.

The Company’s lending activities are spread across a wide spectrum of customers including commercial loans to businesses, construction and permanent real estate financing, short and long term agricultural loans for production and real estate purposes and SBA financing. In most cases, collateral is taken to secure and reduce the Bank’s credit risk. Each loan is submitted to an individual risk grading process but the borrowers’ ability to repay is dependent, in part, upon factors affecting the local and national economies.

Total loans increased 22.0% from $1,224,761,000 at December 31, 2006 to $1,494,681,000 at December 31, 2007, or $269,920,000. This increase is primarily due to a combination of loans purchased in the fourth quarter of 2007 in conjunction with the acquisition of all eleven branches of The California Stockmen’s Bank and the factoring receivables acquired from Bay View Funding, as well as internal growth. The California Stockmen’s Bank loans and Bay View Funding factoring receivables totaled $156,429,000 and $22,555,000 at December 31, 2007 .

Additional loan growth of $91,309,000 was primarily in commercial and real estate mortgage loans partially offset by a decrease in real estate construction and consumer installment loans.

At December 31, 2007, the Company had approximately $477,619,000 in undisbursed loan commitments, of which approximately $279,009,000 represents commitments which are available for funding, due to borrowers meeting all collateral, compliance and financial covenants required under loan commitment agreements. This compares with $445,189,000 at December 31, 2006. Standby and performance letters of credit were $6,505,000 and $6,739,000, at December 31, 2007 and 2006, respectively. For more information regarding these loan commitments, See Note 13, under the section titled “Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Credit Risk” in the consolidated financial statements included in Item 8 of this report.

The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

Commercial and Agricultural	$458,705	$401,689	$347,104	$298,122	$288,138
Real Estate Construction	152,366	177,233	167,992	97,396	89,652
Real Estate Mortgage	759,108	542,080	471,266	416,385	318,624
Consumer Installment	101,947	103,759	82,534	73,190	67,838
Factoring Receivables	22,555	—	—	—	—

Total	$1,494,681	$1,224,761	$1,068,896	$885,093	$764,252

The following table provides additional detail to the loan portfolio of the Company for the dates presented:

	December 31, 2007		December 31, 2006
	Dollar	Percent of	Dollar	Percent of
	Amount	Loans	Amount	Loans
	(Amounts in thousands)

Loan Categories:
Commercial	$373,512	25%	$320,121	26%
Agricultural	85,193	6	81,568	7
Real estate construction	120,570	8	136,152	11
Real estate construction residential	31,796	2	41,081	3
Real estate mortgage	725,262	49	502,355	41
Real estate mortgage residential	33,846	2	39,725	3
Consumer installment	101,947	7	103,759	9
Factoring receivables	22,555	1	—	—

Total	1,494,681	100%	1,224,761	100%

Less allowance for loan losses	(35,800)		(14,031)

Net loans	$1,458,881		$1,210,730

The table that follows shows the maturity distribution of the portfolio of commercial and agricultural, real estate construction, real estate mortgage, consumer installment and factoring receivable loans on December 31, 2007 by fixed and floating rate attributes:

	December 31, 2007
	Within	One to	Over
	One Year	Five Years	Five Years	Total
	(Amounts in thousands)

Commercial and Agricultural
Loans with floating rates	$329,791	$10,602	$—	$340,393
Loans with predetermined rates	28,870	74,994	14,448	118,312

Subtotal	358,661	85,596	14,448	458,705
Real Estate Construction
Loans with floating rates	137,627	—	1,538	139,165
Loans with predetermined rates	12,616	585	—	13,201

Subtotal	150,243	585	1,538	152,366
Real Estate Mortgage
Loans with floating rates	247,850	322,811	9,244	579,905
Loans with predetermined rates	17,495	57,387	104,321	179,203

Subtotal	265,345	380,198	113,565	759,108
Consumer Installment
Loans with floating rates	11,647	179	—	11,826
Loans with predetermined rates	894	3,974	85,253	90,121

Subtotal	12,541	4,153	85,253	101,947
Factoring Receivables
Loans with floating rates	—	—	—	—
Loans with predetermined rates	22,555	—	—	22,555

Subtotal	22,555	—	—	22,555

Total	$809,345	$470,532	$214,804	$1,494,681

(All loans that do not have a maturity date are included in “Over Five Years” category.)

The following table shows the regional distribution of real estate loans at December 31, 2007:

	San
	Francisco	Merced/	Stockton/		Fresno/
	Bay Area	Mariposa	Modesto	Sacramento	Bakersfield	All Other	Total
	(Amounts in thousands)

Real estate construction	$5,571	$31,134	$27,600	$20,774	$35,491	$—	$120,570
Real estate construction residential	3,849	4,049	4,260	7,195	12,443	—	31,796
Real estate mortgage	72,998	197,985	178,320	51,046	171,708	53,205	725,262
Real estate mortgage residential	623	12,504	7,910	793	8,153	3,863	33,846

Total	$83,041	$245,672	$218,090	$79,808	$227,795	$57,068	$911,474

Owner occupied	$20,265	$121,857	$90,606	$37,056	$111,790	$3,473	$385,047
Non-owner occupied	62,776	123,815	127,484	42,752	116,005	53,595	526,427

The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to certain underwriting practices. These practices include, but are not limited to, analysis of credit histories, financial statements, tax returns and cash flow projections of potential borrowers as well as obtaining independent appraisals on real and personal property taken as collateral and audits of accounts receivable or inventory pledged as security. The Company also has periodic external reviews. The results of these reviews are assessed by the Company’s audit committee. Collection of delinquent loans is generally the responsibility of the Company’s credit administration staff. However, certain problem loans may be dealt with by the originating loan officer. The Directors Loan Review Committee reviews the status of delinquent and problem loans on a periodic basis. As the portfolio of loans has grown, the portfolio risk has also grown. For additional information, see the section titled Credit Risk Management and Asset Quality on page 46 of this report.

During 2007, the portfolio of loans held for investment was affected by the deteriorating real estate market and economic conditions that have not abated as of the filing date of this Report. As a result of the conditions that prevailed during 2007, the performance of the Company’s credit-sensitive assets was adversely affected. The Company expects credit quality to continue to deteriorate in the near term, which may continue to cause the Company to record significant provisions for credit losses and charge-offs relating to these assets.

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans 90 days or more past due, restructured loans and other real estate owned.

Non-performing loans are those in which the borrower fails to perform in accordance with the original terms of the obligation and include loans on non-accrual status, loans past due 90 days or more and restructured loans.

Loans are placed on non-accrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection); or when we have determined, based upon currently known information, that the timely collection of principal or interest is doubtful; or when the loans otherwise become impaired under the provisions of SFAS No. 114.

When a loan is placed on non-accrual status, the accrued interest is reversed against interest income and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status. Generally, a loan will be returned to accrual status when all delinquent principal and interest become current in accordance with the terms of the loan agreement and full collection of the principal and interest appears probable.

If it is determined that the value of an impaired loan is less than recorded investment in the loan net of previous charge-offs and payments collected, we recognize impairment through an allowance for loan losses as determined by a SFAS No. 114 analysis.

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

The following table summarizes nonperforming loans of the Company as of the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

Non-accrual loans	$53,621	$2,375	$1,692	$4,394	$3,987
Accruing loans past due 90 days or more	583	—	208	—	—

Total Non-Performing Loans	54,204	2,375	1,900	4,394	3,987
Other real estate owned	7,550	60	60	60	60

Total Non-Performing Assets	$61,754	$2,435	$1,960	$4,454	$4,047

Non-performing loans to total loans	3.63%	0.19%	0.18%	0.50%	0.52%
Non-performing assets to total assets	2.93%	0.12%	0.11%	0.30%	0.33%

During 2007, 30 customers with loans that totaled $67,452,000 were placed on non-accrual status, while 10 customers with loans that totaled approximately $16,014,000 were removed from non-accrual status.

The increase in non-accrual loans of $51,246,000 between December 31, 2007 and December 31, 2006 was primarily due to the real estate construction loans which are considered impaired and the issues noted previously and below.

During the fourth quarter of 2007, the Bank recognized an acceleration of the deterioration of real estate property values and began to witness a sharp increase in delinquencies. In addition, due to the fact that most of the real estate loans made by the Bank are secured by these properties, the collateral has become insufficient to mitigate the Bank’s credit risk and conform to its underwriting standards. As a result, the Company performed its own extensive internal review and contracted with independent credit consultants to perform reviews of a significant portion of the loan portfolio as of December 31, 2007. As a result of these reviews, management made the determination to charge-off $6,647,000 in the fourth quarter of 2007 and increase the provision for loan losses by $25,158,000.

Contractual accrued interest income on loans on non-accrual status as of the years ended December 31, 2007, 2006 and 2005 which would have been recognized if the loans had been current in accordance with their original terms, was approximately $475,000, $137,000 and $63,000, respectively. The amount of interest income on non-accrual loans that was included in net income was $67,000, $168,000 and $88,000, respectively.

At December 31, 2007, non-performing assets represented 2.93% of total assets, an increase of 281 basis points when compared to the 0.12% at December 31, 2006. Non-performing loans represented 3.63% of total gross loans at December 31, 2007, an increase of 344 basis points compared to the 0.19% at December 31, 2006. Non-performing loans that were secured by first deeds of trust on real property were $45,136,000 and $473,000 at December 31, 2007 and December 31, 2006. The increase in non-performing loans that were secured by first deeds of trust on real property was primarily the result of collateral taken on individual customer loans that have been placed on non-accrual. Other forms of collateral such as inventory and equipment secured a portion of the remaining non-performing loans as of each date. No assurance can be given that the collateral securing non-performing loans will be sufficient to prevent losses on such loans in the future.

At December 31, 2007 the Company had $7,550,000 invested in two real estate properties that were acquired through foreclosure. At December 31, 2006, the Company had $60,000 invested in two real estate properties that were acquired through foreclosure. These properties were carried at the lower of their estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses. No assurance can be given that the Company will sell the properties during 2008 or at any time or for an amount that will be sufficient to recover the Company’s investment in these properties.

The Bank foreclosed on a construction loan in Rocklin, California in July 2007 and charged-off $2,833,000 of the specific reserve recorded for the loan. The charge-off resulted in the property being recorded at a net realizable value of $9,390,000 based on a third party appraisal received. In 2007, the Bank took an impairment charge of $1,900,000 on the property to reduce the value to estimated realizable value of $7,490,000. In addition, a specific reserve of $1,840,000 was recorded in 2007 in the Reserve for Unfunded Commitments included in accrued interest, taxes and other liabilities on the Balance Sheet, to recognize the Bank’s estimate of liability for mechanic liens placed against the property. After settlement of several of these liens, the balance in the specific reserve was $756,000 at December 31, 2007.

ALLOWANCE FOR LOAN LOSSES

In determining the adequacy of the allowance for loan losses, management takes into consideration the growth trend in the portfolio, results of examinations by financial institution supervisory authorities, internal and external credit reviews, prior loss experience of the Company, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment, and collateral values. The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates. It is always possible that future economic or other factors may adversely affect the Company’s borrowers, and thereby cause actual loan losses to exceed the current allowance for loan losses.

The balance in the allowance for loan losses was affected by the amounts provided from operations, amounts charged-off and recoveries of loans previously charged off. The Company recorded provisions for loan losses to the allowance in 2007 of $29,803,000 as compared to $400,000 and $2,051,000 in 2006 and 2005, respectively. As of December 31, 2007, management has recorded provisions for loan losses where known information about possible credit problems of the borrower or deterioration in collateral values cause management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become non-performing assets. See “Results of Operations — Provision for Loan Losses.”

The following table summarizes the loan loss experience of the Company for the years ended December 31,

	2007	2006	2005	2004	2003
	(Amounts in thousands)

ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year	$14,031	$14,776	$13,605	$12,524	$11,680
Allowance from The California Stockmen’s Bank acquisition	1,900	—	—	—	—
Provision for loan losses	29,803	400	2,051	2,731	2,170
Charge-offs:
Commercial and agricultural	(1,128)	(2,134)	(1,664)	(1,860)	(1,010)
Real estate — construction	(8,357)	—	—	—	—
Real estate — mortgage	—	—	—	—	(29)
Consumer	(934)	(495)	(318)	(436)	(956)

Total Charge-offs	(10,419)	(2,629)	(1,982)	(2,296)	(1,995)

Recoveries:
Commercial and agricultural	364	1,337	903	344	302
Real estate — mortgage	—	—	—	12	—
Consumer	121	147	199	290	367

Total Recoveries	485	1,484	1,102	646	669

Net charge-offs	(9,934)	(1,145)	(880)	(1,650)	(1,326)

Balance at End of Year:	$35,800	$14,031	$14,776	$13,605	$12,524

Loans outstanding at year end	$1,494,681	$1,224,761	$1,068,896	$885,093	$764,252
Average loans outstanding	1,320,594	1,187,156	968,492	813,050	687,419
Net charge-offs to average loans	0.75%	0.10%	0.09%	0.20%	0.19%
ALLOWANCE FOR LOAN LOSSES:
To total loans	2.40%	1.15%	1.38%	1.54%	1.64%
To non-performing loans	66.05%	590.78%	777.68%	309.63%	314.12%
To non-performing assets	57.97%	576.22%	753.88%	305.46%	309.46%

NET CHARGE-OFFS

In 2007, the increase in total charge-offs was primarily due to an increase in the real estate construction portfolio charge-offs of $8,357,000 and to a lesser extent an increase in the consumer installment portfolio charge-offs of $439,000.

In 2006, the increase in total charge-offs was primarily due to an increase in charge-offs of $470,000 in the commercial loan portfolio, partially offset by an increase in recoveries in the same portfolio of $434,000.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
		Loans		Loans		Loans		Loans		Loans
		% to		% to		% to		% to		% to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Amounts in thousands)

Commercial and Agricultural	$7,757	32%	$4,983	33%	$6,024	32%	$4,626	34%	$4,759	38%
Real Estate Construction	23,100	10	1,658	15	2,474	16	1,497	11	1,503	12
Real Estate Mortgage	3,253	51	3,882	44	5,598	44	6,394	47	5,135	41
Installment	1,690	7	3,508	8	680	8	1,088	8	1,127	9

Total	$35,800	100%	$14,031	100%	$14,776	100%	$13,605	100%	$12,524	100%

CREDIT RISK MANAGEMENT AND ASSET QUALITY

The Company closely monitors the markets in which it conducts its lending operations and adjusts its strategy to control exposure to loans with higher credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades may become “classified assets” which include all nonperforming assets and potential problem loans and receive an elevated level of attention to improve the likelihood of collection. The policy of the Company is to review each loan in the portfolio over $250,000 to identify problem credits. There are three classifications for classified loans: “substandard,” “doubtful” and “loss.” Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is considered uncollectible and its continuance as an asset is not warranted. The level of nonperforming loans and real estate acquired through foreclosure are two indicators of asset quality. Nonperforming loans are those in which the borrower fails to perform under the original contractual terms of the obligation and are categorized as loans past due 90 days or more but still accruing, loans on non-accrual status and restructured loans. Loans are generally placed on non-accrual status and accrued but unpaid interest is reversed against current year income when interest or principal payments become 90 days past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, are deemed to be in the process of collection. Loans that are not 90 days past due may also be placed on non-accrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and the collection of principal or interest is in question.

A loan is generally considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts (i.e., including both interest and principal payments) due according to the contractual terms of the loan agreement. An impaired loan is charged off at the time management believes the collection of principal and interest process has been exhausted. Partial charge-offs are recorded when portions of impaired loans are deemed uncollectible. At December 31, 2007 and 2006, impaired loans were measured either based upon the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent.

The Company had impaired loans at December 31, 2007 of $53,621,000 as compared with $2,375,000 at December 31, 2006. The Company had loans with specific allowance for loan losses against impaired loans of $21,430,000 at December 31, 2007, as compared to $0 at December 2006. Other forms of collateral, such as inventory, chattel, and equipment secure the remaining nonperforming loans as of each date. Management believes the increase in impaired loans between 2007 and 2006 is primarily attributable to the rapid decline in real estate values in California’s Central Valley in the fourth quarter of 2007. In addition, the Company has also concluded that it had material weaknesses in its credit/lending functions at December 31, 2007. In response to the identification of this material weakness, a review was performed by independent credit consultants of 80% in value of the commercial and real estate loan portfolios, representing 62% of the total loan portfolio outstanding at December 31, 2007. Remediation of the underlying processes is likely to be completed over the next several quarters. For additional information, see Item 9A Controls and Procedures on pages 104 through 107 of this report.

OTHER EARNING ASSETS

The Company has purchased single premium universal life insurance on the lives of certain officers and Board members. Initially, these policies were purchased for investment purposes and to offset the cost of employee benefit programs, the executive management salary continuation plan and the director deferred compensation plan. Subsequently the program was expanded to assist in the offset costs of general employee benefit programs. The Company is the owner and beneficiary of these policies and intends to hold them until the death of the insured, with cash surrender values as listed in the following table:

	December 31,
	2007	2006
	(Amounts in thousands)

Cash surrender value of life insurance	$43,677	$43,051

During 2006 the Bank purchased $10,000,000 in new bank owned life insurance policies. This additional life insurance is in the form of single premium life policies covering Bank officers. These policies have a variable rate of return that is reset periodically by each insurer. The Bank is the owner of these policies and also the named beneficiary. During 2007, 2006, the Company reflected increases in cash surrender values on these life insurance contracts of $1,407,000 and $1,434,000. During 2007, 2006 and 2005, the Company received $1,018,000, $204,000 and $539,000 in net proceeds related to death benefits on bank owned life insurance.

DEPOSITS

The following table sets forth the average balance and the average rate paid for the major categories of deposits for the years indicated:

	For the Year Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts in thousands)

Non-interest bearing demand deposits	$252,019	—%	$274,895	—%	$274,750	—%
Interest-bearing demand deposits	233,265	1.19	204,637	0.72	183,017	0.22
Savings deposits	433,767	3.37	369,758	2.62	372,292	1.43
Time deposits (under $100,000)	363,408	4.84	252,255	4.00	198,374	2.91
Time deposits ($100,000 and over)	265,013	4.64	$355,498	4.47	212,600	3.05

MATURITIES OF TIME CERTIFICATES OF DEPOSITS OF $100,000 OR MORE

Maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2007 are summarized as follows:

(Amounts in thousands)

Three months or less	$157,659
Over three to six months	44,511
Over six to twelve months	26,175
Over twelve months	41,782

Total	$270,127

RESERVE FOR COMMITMENTS

The reserve for commitments included in other liabilities at December 31, 2007 and 2006, is presented below.

	December 31,
	2007	2006
	(Amounts in thousands)

Balance at the beginning of year	$710	$717
Provision (credit) for credit losses	334	(7)
Provision for mechanics liens and bonded stop notices	1,840	—
Payment of mechanics liens and bonded stop notices	(1,084)	—

Balance at the end of year	$1,800	$710

The reserve for unfunded loan commitments was increased during 2007 by $334,000 to a total of $1,044,000, as an estimate of probable future credits losses resulting from unfunded loan commitments being funded and subsequently charged off.

During 2007, the Bank recorded a specific reserve of $1,840,000 for commitments related to a construction loan in Rocklin, California. During the third quarter of 2007, the Bank foreclosed on the property and transferred the loan to other real estate owned. The specific reserve was recorded to recognize the Bank’s estimate of liability for mechanic liens placed against the property. During the fourth quarter of 2007, payments of $1,084,000 were made, leaving a remaining balance of $756,000 at December 31, 2007. For more information related to the specific reserve related to this property, see the section titled “NON-PERFORMING ASSETS” on page 43 of this report, and Note 13 to the consolidated financial statements.

LIQUIDITY

The objective of liquidity management is to ensure that funds are available in a timely manner to meet our financial needs including paying creditors, meeting depositors’ needs, accommodating loan demand and growth, funding investments and other capital needs, without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

Management regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. The asset/liability committee provides oversight to the liquidity management process and recommends policy guidelines and courses of action to address our actual and projected liquidity needs.

Historically the Bank has attracted a stable, low-cost deposit base, which has been a primary source of liquidity. From time to time, depending on market conditions, prevailing interest rates or the introduction of additional interest-bearing deposit products, deposit levels and cost of deposits may fluctuate.

The Company’s liquidity requirements can also be met through the use of its portfolio of liquid assets. These assets include cash, demand and time deposits in other banks, investment securities eligible and available for financing and pledging purposes and federal funds sold. The liquid assets totaled $137,499,000 and $340,297,000, and were 6.5% and 17.4% of total assets at December 31, 2007 and 2006, respectively. The decrease of $202,798,000 in the Company’s liquid assets as of December 31, 2007 as compared with the prior year was primarily due to an unusually high level of federal funds sold as of December 31, 2006 of $150,680,000. This position was the result of the Bank expecting to pay down its brokered deposits in early 2007.

Although the Company’s primary sources of liquidity include liquid assets and a historically stable deposit base, the Company maintains lines of credit with certain correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank aggregating $337,242,000 of which $107,500,000 was outstanding as of December 31, 2007. This compares with lines of credit of $239,289,000 of which $46,500,000 was outstanding as of December 31, 2006.

The Company’s adverse operating results in 2007 may result in a decrease in the level of confidence that deposit customers have in the Company and the Bank and cause customers to withdraw deposits in unusual volumes. Although management believes the Company’s liquid assets at December 31, 2007 were adequate to meet its operating needs, the Company is evaluating which commercial loans may be eligible as collateral to the Federal Reserve Bank to support additional borrowings, if needed, to fund unexpected but possible withdrawal demands if such demands exceed the Company’s cash, other liquid assets and existing borrowing capacity. This proposed borrowing facility has not been established as of the date of filing this Form 10-K. See Item 1A Risk Factors on page 19 of this report for additional discussion of liquidity risk.

The following table sets forth known contractual obligations of the Company at December 31, 2007:

	Within	One to	Three To	After
	One Year	Three Years	Five Years	Five Years	Total
	(Amounts in thousands)

Borrowings	$106,021	$101,795	$10,000	$—	$217,816
Junior subordinated debentures	—	—	—	57,734	57,734
Supplemental retirement plan	298	596	716	2,285	3,895
Operating leases	2,507	4,622	3,909	6,924	17,962

Total	$108,826	$107,013	$14,625	$66,943	$297,407

Borrowings, junior subordinated debentures supplemental retirement plan and non-cancelable operating lease obligations are discussed in Notes 9, 10, 13 and 14, respectively, in the consolidated financial statements included in this report as Item 8. The table excludes the contractual commitments and arrangements described previously under the Loans caption, which depending on the nature of the obligation, may or may not require use of the Company’s resources.

On a stand-alone basis, the Company is the sole shareholder of the Bank. While the Company has historically maintained its own capital and liquid assets, it also depends on its ability to receive dividends and management fees from the Bank for liquidity purposes. Dividends from the Bank are subject to certain regulatory limitations. The proposed formal agreement among the Bank, the FRB and the DFI is likely to prohibit the Bank from paying cash dividends to the Company except with the prior consent of the regulatory agencies. If such consent is not obtained, the Company may have insufficient liquidity to pay common stock dividends or quarterly payments on the junior subordinated debentures. The Company is permitted to defer payments on the junior subordinated debentures for up to 20 quarters under certain circumstances.

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

	By “Re-Pricing” Interval As of December 31, 2007
	Within	After Three	After One		Non-Interest
	Three	Months, Within	Year, Within	After Five	Bearing
	Months	One Year	Five Years	Years	Assets/Funds	Total
	(Amounts in thousands)

ASSETS:
Federal funds sold	$17,165	$—	$—	$—	$—	$17,165
Time deposits at other institutions	100	—	—	—	—	100
Investment securities	5,845	5,430	53,861	297,949	15,414	378,499
Loans	715,662	93,253	471,474	214,292	—	1,494,681
Non-interest earning assets and allowance for loan losses	—	—	—	—	218,294	218,294

Total Assets:	$738,772	$98,683	$525,335	$512,241	$233,708	$2,108,739

LIABILITIES AND SHAREHOLDERS EQUITY:
Demand deposits	$—	$—	$—	$—	$310,622	$310,622
Savings, money market & NOW deposits	725,751	—	—	—	—	725,751
Time deposits	371,151	171,196	94,820	1,725	—	638,892
Other interest-bearing liabilities	105,123	898	111,795	—	—	217,816
Junior subordinated debentures	51,548	—	—	6,186	—	57,734
Other liabilities and shareholders’ equity	—	—	—	—	157,924	157,924

Total Liabilities and Shareholders’ Equity	$1,253,573	$172,094	$206,615	$7,911	$468,546	$2,108,739

Interest rate sensitivity gap	$(514,801)	$(73,411)	$318,720	$504,330	$(234,838)
Cumulative interest rate sensitivity gap	$(514,801)	$(588,212)	$(269,492)	$234,838	$—

MARKET AND INTEREST RATE RISK MANAGEMENT

In the normal course of business, the Company is exposed to market risk which includes both price and liquidity risk. Price risk is created from fluctuations in interest rates and the mismatch in “re-pricing” characteristics of assets, liabilities, and off-balance sheet instruments at a specified point in time. Mismatches in interest rate “re-pricing” among assets and liabilities arise primarily through the interaction of the various types of loans versus the types of deposits that are maintained as well as from management’s discretionary investment and funds gathering activities. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established by the Company and are utilized to manage the Company’s exposure to market risk. Quarterly testing by the Company of its assets and liabilities under both increasing and decreasing interest rate environments are performed to ensure the Company does not assume a magnitude of risk that is outside approved policy limits.

The Company’s success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company’s net interest income to adverse movements in interest rates. Although the Company manages other risks, such as credit and liquidity risk in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company’s financial condition and results of operations. Correspondingly, the overall strategy of the Company is to manage interest rate risk, primarily through balance sheet structure, to be interest rate neutral. The Company previously used derivative instruments to control interest rate risk. As of December 31, 2007, the Company did not have any outstanding derivative positions. Additionally, the Company does not use derivatives for trading or speculative purposes.

In December 2005, the Bank entered into a repurchase agreement with an embedded LIBOR floor for $100,000,000 with J.P. Morgan. This agreement has a maturity date of December 15, 2010. The repurchase agreement will help to insulate the Company from the effects of a downward rate environment. For more information about the agreement, see Note 9 under the section entitled “Other Borrowings” in the consolidated financial statements included in this report as Item 8.

The Company’s interest rate risk management is the responsibility of its Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. ALCO establishes policies for monitoring and coordinating the Company’s sources, uses and pricing of funds. ALCO is also involved in formulating the economic projections for the Company’s budget and strategic plan. ALCO sets specific rate sensitivity limits for the Company. ALCO monitors and adjusts the Company’s exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. Management monitors the asset and liability changes on an ongoing basis and provides report information and recommendations to the ALCO committee in regards to those changes.

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

The primary analytical tool used by the Company to gauge interest rate sensitivity is a net interest income simulation model that is also used by many other financial institutions. The model, which is updated quarterly, incorporates all of the Company’s assets and liabilities and off-balance sheet funding commitments, together with assumptions that reflect the current interest rate environment. The Company does utilize off-balance sheet derivative financial instruments such as interest rate swaps, or other financial hedging instruments in managing interest rate risk. The model projects changes in cash flow of the various interest-earning assets and interest-bearing liabilities in both rising and falling interest rate environments. Based on the current portfolio mix, this model is used to estimate the effects of changes in market rates on the Company’s net interest income under interest rate conditions that simulate a gradual and sustained shift in the yield curve of up 2 percent and down 2 percent over a twelve month period at December 31, 2007 and up 2 percent and down 2 percent over a twelve month period at December 31, 2006, as well as the effect of immediate and sustained flattening or steepening of the yield curve. This model’s estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest sensitive asset and liability.

The estimated impact of immediate changes in interest rates at the specified levels at December 31, 2007 and 2006 is presented in the following tables:

December 31, 2007

		Percentage Change
	Change in Net Interest	in Net Interest
Change in Interest Rates	Income(1)	Income
(In basis points)

+200	$(1,429,000)	(1.64)%
(200)	$685,000	0.78%

December 31, 2006

		Percentage Change
	Change in Net Interest	in Net Interest
Change in Interest Rates	Income(1)	Income
(In basis points)

+200	$(214,000)	(0.30)%
(200)	$(692,000)	(0.99)%

(1)	The amount in this column represents the change in net interest income for 12 months in a stable interest rate environment versus the forecasted net interest income in the various rate scenarios.

It should be emphasized that the foregoing estimates are dependent on material assumptions such as those discussed above. For instance, a different assumption such as an asymmetrical interest rate behavior, or varying assumptions on deposit pricing can have a material impact on the estimated results.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability policies to obtain the maximum yield-cost spread. The Company relies primarily on its asset-liability structure to manage interest rate risk. In the opinion of management, the Company is modestly liability sensitive.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank has also extended firm lending commitments in the form of unused credit lines to loan customers. These commitments may or may not ever be drawn upon, depending on the credit needs of the Bank’s loan customers. For more information regarding these loan commitments, See Note 13, titled “Commitments, Contingencies, and Financial Instruments with Off-Balance Sheet Credit Risk” in the consolidated financial statements included in this report as Item 8 in this Report.

CAPITAL RESOURCES

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s financial statements. Management believes, as of December 31, 2007, that the Company and the Bank meet all minimum capital requirements to which they are subject. The Company’s leverage capital ratio at December 31, 2007 was 6.97% as compared to 9.33% at December 31, 2006. The Company’s total risk-based capital ratio at December 31, 2007 was 10.26% as compared to 12.48% at December 31, 2006.

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

The effect of the risk-based capital guidelines is that banks with high risk exposure will be required to raise additional capital while institutions with low risk exposure could, with the concurrence of regulatory authorities, be permitted to operate with lower capital ratios. In addition, a bank must meet minimum Tier I capital to average assets ratio of 4%.

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company’s future needs. All ratios are in excess of the current regulatory definitions of “well capitalized” except for the Bank’s total risk-based capital ratio which is “adequately capitalized.” Management will explore various alternatives to strengthen the Bank’s capital position, including sales of additional common stock and/or issuance of other equity securities. We will also pursue limited future asset growth, or shrink our assets, as appropriate, to maintain appropriate regulatory capital levels. Our efforts, however, may be unsuccessful. Even if we are able to implement steps to improve our capital position, these steps could be offset by further increases in our allowance for loan losses which would be required if we experience further deterioration in our loan portfolio. Management believes that, under the current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. Management intends to restore and maintain all regulatory capital ratios to the “well capitalized” levels in 2008 and beyond.

The Company has a formal dividend policy, and dividends are issued solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory and policy requirements. In order to pay any cash dividend, the Company must receive payments of dividends or management fees from the Bank. There are certain legal and regulatory limitations on the payment of cash dividends by banks. The Parent Company had the ability to pay cash dividends of $4,472,000 at December 31, 2007 and maintain its well capitalized status at 10.00% of risk weighted capital. The Company has determined that the suspension of common stock dividends at least through the end of 2008 is appropriate to conserve cash and capital. At December 31, 2007, the Bank’s total risk-based capital ratio was 9.94%.

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

RETURN ON EQUITY AND ASSETS

The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

	For the Year Ended December 31,
	2007	2006	2005

Return on average assets	(0.19)%	1.25%	1.35%
Return on average equity	(2.36)	17.04	18.69
Average equity to average assets	7.93	7.35	7.24
Dividend payout ratio	NM %	13.70%	9.07%

NM — Not Meaningful

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For management’s discussion and analysis of market risk and interest rate risk management, see Item 7 above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Corp of the West:

We have audited Capital Corp of the West and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified and included in its assessment material weaknesses related to the allowance for loan losses that arose from ineffective policies and procedures related to:

•	Appropriate risk classification of the loan portfolio;

•	Timely identification and monitoring of problem loans by sufficient levels of qualified and trained personnel;

•	Timely and accurate preparation and review of adequate documentation for SFAS 114, Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”) analysis; and

•	Providing information about at risk loans on a timely basis, including appraisals necessary to support the valuations of collateral included in the Company’s SFAS No. 114 analysis.

Further, management identified and included in its assessment a material weakness arising from ineffective entity-level controls to ensure that the appropriate accounting policies are selected and updated as circumstances change, and that the necessary policies and procedures for preparation of the financial statements are implemented and understood by company personnel. Management has also identified and included in its assessment material weaknesses arising from ineffective policies and procedures related to:

•	Accounting for investments in limited partnerships,

•	Accounting for investments in affordable housing partnerships,

•	Accounting for impairment of investments in Other Real Estate Owned,

•	Accounting, presentation and disclosure of liabilities associated with mechanics liens, bonded stop notices on loans, and the associated potential insurance recoveries; and

•	The determination of minimum lease commitments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated April 2, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ KPMG LLP

San Francisco, California
April 2, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Capital Corp of the West:

We have audited the accompanying consolidated balance sheets of Capital Corp of the West and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Corp of the West and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

San Francisco, California
April 2, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Capital Corp of the West

Consolidated Balance Sheets

	As of December 31,
	2007	2006
	(Amounts in thousands)

ASSETS:
Cash and non-interest-bearing deposits in other banks	$66,708	$44,853
Federal funds sold	17,165	150,680
Time deposits at other financial institutions	100	350
Investment securities available for sale, at fair value	223,016	256,538
Investment securities held to maturity, at cost; fair value of $155,767 and $166,266 in 2007 and 2006	155,483	168,058
Loans, net of allowance for loan losses of $35,800 and $14,031 at December 31, 2007 and December 31, 2006	1,458,881	1,210,730
Interest receivable	10,541	9,819
Premises and equipment, net	54,192	42,320
Goodwill	34,313	1,405
Other intangibles	6,940	—
Cash value of life insurance	43,677	43,051
Investment in housing tax credit limited partnerships	6,186	6,959
Other real estate owned, net	7,550	60
Other assets	23,987	24,905

Total Assets	$2,108,739	$1,959,728

LIABILITIES:
Deposits:
Non-interest-bearing demand	$310,622	$287,723
Negotiable orders of withdrawal	254,735	225,481
Savings	471,016	436,494
Time, under $100,000	368,765	299,409
Time, $100,000 and over	270,127	366,234

Total Deposits	1,675,265	1,615,341
Other borrowings	217,816	151,697
Junior subordinated debentures	57,734	31,960
Accrued interest, taxes and other liabilities	16,197	14,961

Total Liabilities	1,967,012	1,813,959

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, no par value; 54,000,000 shares authorized; 10,804,588 and 10,760,762 issued and outstanding at December 31, 2007 and 2006	66,599	64,586
Retained earnings	74,757	82,803
Accumulated other comprehensive income (loss), net	371	(1,620)

Total Shareholders’ Equity	141,727	145,769

Total Liabilities and Shareholders’ Equity	$2,108,739	$1,959,728

(See accompanying notes to consolidated financial statements.)

Capital Corp of the West

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except per share data)

INTEREST INCOME:
Interest and fees on loans	$112,118	$100,435	$71,924
Interest on time deposits with other financial institutions	10	19	20
Interest on Investment Securities Held to Maturity:
Taxable	3,187	3,603	4,231
Non-taxable	3,514	3,784	3,421
Interest on Investment Securities Available for Sale:
Taxable	11,509	12,764	10,123
Non-taxable	44	44	44
Interest on federal funds sold	1,951	1,500	401

Total Interest Income	132,333	122,149	90,164
INTEREST EXPENSE:
Deposits:
Negotiable orders of withdrawal	2,787	1,466	411
Savings	14,609	9,679	5,318
Time, under $100,000	16,387	10,097	6,027
Time, $100,000 and over	13,480	15,905	6,232

Total Interest on Deposits	47,263	37,147	17,988
Interest on junior subordinated debentures	2,990	2,131	1,351
Interest on other borrowings	9,493	8,823	5,381

Total Interest Expense	59,746	48,101	24,720
Net interest income	72,587	74,048	65,444
Provision for loan losses	29,803	400	2,051

Net Interest Income after Provision for Loan Losses	42,784	73,648	63,393
NON-INTEREST INCOME:
Service charges on deposit accounts	8,033	6,122	5,924
Death benefit on bank owned life insurance policies	996	179	541
Gain (loss) on sale or impairment of available for sale securities	(142)	622	—
Increase in cash surrender value of life insurance policies	1,407	1,434	1,041
Other	3,464	3,591	2,696

Total Non-Interest Income	13,758	11,948	10,202
NON-INTEREST EXPENSE:
Salaries and related benefits	32,184	29,165	22,763
Premises and occupancy	6,641	5,581	4,498
Equipment	5,569	4,305	3,961
Professional fees	4,043	2,699	2,310
Supplies	1,108	1,070	1,057
Marketing	2,345	1,576	1,165
Intangible amortization	169	23	46
Charitable donations	622	1,037	859
Communications	1,604	1,493	1,251
Other real estate owned	2,390	(152)	(5)
Impairment of goodwill	1,405	—	—
Other	9,919	5,573	5,032

Total Non-Interest Expenses	67,999	52,370	42,937
Income (loss) before provision for (benefit from) income taxes	(11,457)	33,226	30,658
Provision for (benefit from) income taxes	(7,841)	10,578	9,853

Net Income (Loss)	$(3,616)	$22,648	$20,805

COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) gain on securities arising during the year, net	$835	$1,575	$(2,646)
Reclassification adjustment for losses (gains) realized in net income, net of tax (expense of $302 in 2007 and $261 in 2006)	561	(327)	2
Unrealized loss on interest rate floor arising during the year, net	$(647)	$(249)	$(306)
Change in minimum pension liability during the year, net	$84	(30)	—
Comprehensive Income (Loss)	$(2,783)	$23,617	$17,855

Basic earnings per share	$(0.34)	$2.12	$1.98
Diluted earnings per share	$(0.34)	$2.07	$1.92

(See accompanying notes to consolidated financial statements.)

Capital Corp of the West

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other
				Comprehensive
	Number of		Retained	Income
	Shares	Amounts	Earnings	(Loss), Net	Total
	(Amounts in thousands)

Balance, December 31, 2004	10,430	$57,139	$44,347	$361	$101,847
Exercise of stock options, including tax benefit of $555	133	2,346	—	—	2,346
Issuance of shares pursuant to 401K and ESOP plans	12	300	—	—	300
Net change in fair value of investment securities, net of tax effect of $1,892	—	—	—	(2,646)	(2,646)
Net change in fair value of interest rate floor, net of tax benefit of $222(1)	—	—	—	(304)	(304)
Cash dividends	—	—	(1,886)	—	(1,886)
Net income	—	—	20,805	—	20,805
Balance, December 31, 2005	10,575	$59,785	$63,266	$(2,589)	$120,462

Exercise of stock options, including tax benefit of $1,248	186	4,084	—	—	4,084
Effect of share based compensation expense	—	717			717
Net change in fair value of investment securities, net of tax effect of $891(2)	—	—	—	1,214	1,214
Net change in fair value of interest rate floor, net of tax benefit of $156(3)	—	—	—	(215)	(215)
Adjustment to initially apply FASB Statement No. 158, net of tax benefit of $23	—	—	—	(30)	(30)
Cash dividends	—	—	(3,111)	—	(3,111)
Net income	—	—	22,648	—	22,648
Balance, December 31, 2006	10,761	$64,586	$82,803	$(1,620)	$145,769

Exercise of stock options, including tax benefit of $46	44	605	—	—	605
Effect of share based compensation expense	—	1,408	—	—	1,408
Net change in fair value of investment securities, net of tax effect of $1,064(4)	—	—	—	1,328	1,328
Net change in fair value of interest rate floor, net of tax effect of $419(5)	—	—	—	579	579
Change in minimum pension liability, net of tax effect of $61	—	—	—	84	84
Cash dividends	—	—	(4,430)	—	(4,430)
Net loss	—	—	(3,616)	—	(3,616)
Balance, December 31, 2007	10,805	$66,599	$74,757	$371	$141,727

(1)	Includes reclassification adjustment for net gains included in net income of $2 (net of $2 tax benefit).

(2)	Includes reclassification adjustment for net gains included in net income of $361 (net of $261 tax expense).

(3)	Includes reclassification adjustment for net losses in net income of $34 (net of $24 tax benefit).

(4)	Includes reclassification adjustment for net losses in net income of $493 (net of $351 tax expense).

(5)	Includes reclassification of adjustment for net losses in net income of $68 (net of $49 tax effect).

(See accompanying notes to consolidated financial statements.)

Capital Corp of the West

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net Income (Loss)	$(3,616)	$22,648	$20,805
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for loan losses	29,803	400	2,051
Impairment charges on other real estate owned	1,900	—	—
Increase in cash surrender value of life insurance policies, net of mortality expense	(1,407)	(1,434)	(1,041)
Origination of loans held for sale	(4,519)	(4,198)	(5,013)
Proceeds from sales of loans	7,335	2,208	2,638
Depreciation, amortization and accretion, net	9,124	7,655	7,484
Provision for (benefit from) deferred income taxes	(10,733)	780	(593)
Impairment of goodwill	1,405	—	—
(Gain) loss on sale or impairment of available for sale investment securities	142	(622)	—
Gain on the sale of loans	(326)	(202)	(235)
Death benefit income of life insurance policies	(996)	(179)	(539)
Gain on sale of other real estate owned	(102)	(190)	—
Non-cash share based compensation expense	1,408	717	—
Net (increase) decrease in interest receivable & other assets	12,633	3,137	(17,853)
Net increase (decrease) in accrued interest payable & other liabilities	(2,233)	3,174	1,593

Net Cash Provided by Operating Activities	$39,818	$33,894	$9,297

INVESTING ACTIVITIES:
Investment security purchases — available for sale securities	(654)	(3,105)	(53,573)
Investment security purchases — held to maturity securities	—	(3,659)	(32,136)
Investment security purchases — mortgage-backed securities and collateralized mortgage obligations-available for sale	(2,179)	—	(105,695)
Proceeds from maturities of available for sale investment securities	5,046	336	13,437
Proceeds from maturities of held to maturity investment securities	4,650	3,019	1,985
Proceeds from maturities of mortgage-backed securities and collateralized mortgage obligations — available for sale	30,785	46,875	60,584
Proceeds from maturities of mortgage-backed securities and collateralized mortgage obligations — held to maturity	7,175	12,506	15,480
Proceeds from sales of available for sale investment securities	3,000	20,483	30,629
Net decrease in time deposits in other financial institutions	250	—	3,000
Purchases of premises and equipment	(9,146)	(16,519)	(8,955)
Proceeds from sales of other real estate owned	102	657	—
Net increase in loans	(100,356)	(127,946)	(185,340)
Purchase of bank owned life insurance, net of death benefit	—	(9,821)	(2,393)
Acquisitions, net of cash acquired	(21,580)	(30,015)	—
Proceeds from sale (purchase) of interest rate floor contract	970	—	(1,270)

Net Cash Used in Investing Activities	$(81,937)	$(107,189)	$(264,247)

Capital Corp of the West

Consolidated Statements of Cash Flows — (Continued)

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

FINANCING ACTIVITIES:
Net (decrease) increase in demand, NOW and savings deposits	(37,442)	(3,761)	159,955
Net increase (decrease) in certificates of deposit	(92,674)	214,602	90,388
Proceeds from borrowings and repurchase agreement	98,141	—	180,000
Repayment of borrowings	(59,515)	(50,031)	(142,391)
Issued shares for benefit plan purchases	—	—	300
Issuance of junior subordinated debentures	25,774	15,464	—
Cash dividends paid	(4,430)	(3,111)	(1,886)
Exercise of stock options	559	2,836	1,791
Tax benefits related to exercise of stock options	46	1,248	555

Net Cash Provided by (used in) Financing Activities	$(69,541)	$177,247	$288,712

Net increase (decrease) in cash and cash equivalents	(111,660)	103,952	33,762
Cash and cash equivalents at beginning of year	195,533	91,581	57,819

Cash and Cash Equivalents at End of Year	$83,873	$195,533	$91,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid	$60,485	$47,289	$23,769
Income tax payments	3,360	10,600	9,129
Loans transferred to other real estate owned	9,390	467	—
Loans charged off	10,419	2,629	1,982
SUPPLEMENTAL DISCLOSURE FOR ACQUISITIONS:
Cash, cash equivalents	$4,399	$—	$—
Loans, net	192,720	30,015	—
Premises and equipment	7,087	—	—
Goodwill	34,313	—	—
Core deposit intangible and customer relationship intangible	7,109	—	—
Other assets	1,352	—	—

Total assets acquired	$246,980	$30,015	$—

Deposits	190,040	—	—
Other liabilities	28,902	—	—

Total liabilities assumed	218,942	—	—

Net assets acquired	28,038	30,015	—

Cash paid	25,978	30,015	—
Debt to sellers	2,060	—	—

Total consideration paid	$28,038	$30,015	$—

(See accompanying notes to consolidated financial statements.)

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Summary of Significant Accounting Policies

Capital Corp of the West (the “Company”) is a registered bank holding company headquartered in Merced, California. The Company offers a full range of banking services through its California-chartered bank subsidiary, County Bank (the “Bank”), to individual and business customers. The Bank was founded in 1977, is a member of the Federal Reserve System and operates primarily in the Central San Joaquin Valley in California through its network of 41 branches.

The Company is on the accrual basis of accounting for income and expense. The following is a description of the significant policies.

Principles of Consolidation:  The consolidated financial statements of Capital Corp of the West include its subsidiaries: County Bank (the “Bank”), Capital West Group (“CWG”), Regency Investment Advisors (“RIA”), and the subsidiaries of County Bank: County Asset Advisor, Inc. (“CAA”), Merced Area Investment Development, Inc. (“MAID”), County Investment Trust (“REIT”), and 1977 Services Corporation, a company formed in 2007 to hold the foreclosed real estate construction project in Rocklin, California. CWG, a subsidiary formed in 1996, became inactive in 1997. REIT, a subsidiary formed in 2001, became inactive in 2006. On October 5, 2007, the Company acquired Bay View Funding, a factoring business headquartered in San Mateo, CA. The results of Bay View Funding operations have been included in the Company’s Consolidated Statements of Operations since the acquisition date. All significant inter-company balances and transactions are eliminated.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results will differ from those estimates applied in the preparation of the consolidated financial statements. The most significant estimates subject to change relate to the allowance for loan losses, impairment of goodwill, derivatives, provision for income tax expense and fair value of acquisitions.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Correction of Immaterial Error:  The Company revised its consolidated financial statements for the years ended December 31, 2006 and 2005, due to corrections of immaterial errors identified during the current year. The Company understated for 2006 and 2005 the amortization of investment in housing tax credit limited partnerships. The result of the correction was a decrease of previously reported net income by $28,000 for the year ended December 31, 2006 and $149,000 for year ended December 31, 2005. After including the tax effect of the error, retained earnings at December 31, 2004 decreased by $1,634,000. There was no change from the previously reported amounts in 2006 for basic and diluted earnings per share. Basic and diluted earnings per share decreased by $0.02 per share from previously reported amounts for 2005. The following tables present the consolidated balance sheet and statements of income and cash flows and the effect of the change from the correction of error.

	Consolidated Balance Sheet
	December 31, 2006
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(Amounts in thousands)

Cash and due from banks	$195,883	$195,883	$—
Total earning assets	1,635,326	1,635,326	—
Investment in housing tax credit limited partnerships	10,082	6,959	(3,123)
Other assets	120,248	121,560	1,312

Total Assets	1,961,539	1,959,728	(1,811)
Total liabilities	1,813,959	1,813,959	—
Common stock	64,586	64,586	—
Retained earnings	84,614	82,803	(1,811)
Accumulated OCI	(1,620)	(1,620)	—
Total equity	147,580	145,769	(1,811)

Total Liabilities and Equity	$1,961,539	$1,959,728	$(1,811)

	Consolidated Statement of Income
	Year Ended December 31, 2006
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(Amounts in thousands)

Total interest income	$122,149	$122,149	$—
Total interest expense	48,101	48,101	—
Provision for loan losses	400	400	—
Net interest income	73,648	73,648	—
Other income	11,948	11,948	—
Other expense	52,322	52,370	48
Earnings before taxes	33,274	33,226	(48)
Income taxes	10,598	10,578	(20)

Net income	$22,676	$22,648	$(28)

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statement of Income
	Year Ended December 31, 2005
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(Amounts in thousands)

Total interest income	$90,164	$90,164	$—
Total interest expense	24,720	24,720	—
Provision for loan losses	2,051	2,051	—
Net interest income	63,393	63,393	—
Other income	10,202	10,202	—
Other expense	42,679	42,937	258
Earnings before taxes	30,916	30,658	(258)
Income taxes	9,962	9,853	(109)

Net income	$20,954	$20,805	$(149)

	Consolidated Statement of Cash Flows
	Year Ended December 31, 2006
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(Amounts in thousands)

Net income	$22,676	$22,648	$(28)
Net (increase) decrease in interest receivable and other assets	3,109	3,137	28

	Consolidated Statement of Cash Flows
	Year Ended December 31, 2005
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(Amounts in thousands)

Net income	$20,954	$20,805	$(149)
Net (increase) decrease in interest receivable and other assets	(18,002)	(17,853)	149

Cash and Cash Equivalents:  The Company maintains deposit balances with various banks which are necessary for check collection and account activity charges. Cash in excess of immediate requirements is invested in federal funds sold or other short-term investments. Generally, federal funds are sold for periods from one to thirty days. Cash, non-interest-bearing deposits in other banks and federal funds sold are considered to be cash and cash equivalents for the purposes of the consolidated statements of cash flows. Banks are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $25,000 at December 31, 2007 and 2006.

Investment Securities:  Investment securities consist of federal agency securities, state and county municipal securities, mortgage-backed securities, collateralized mortgage obligations, agency preferred stock and equity securities. Investment securities are classified into one of three categories. These categories include trading, available for sale, and held to maturity. The category of each security is determined based on the Company’s investment objectives, operational needs and intent on the date of purchase. The Company has not purchased securities with the intent of actively trading them.

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

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company uses a taxable equivalent method to evaluate performance in its investment portfolio. The taxable equivalent method converts tax benefits into an equivalent pretax interest or dividend income on tax advantaged investment securities. This adjustment is made in order to make yield comparisons using a total economic benefit approach. Taxable equivalent interest income is equal to recorded interest income plus the interest income pretax equivalent of the tax benefit afforded certain investment securities, such as bank qualified state and municipal debt securities and corporate dividends received from certain equity securities. The tax rate used in calculating the taxable equivalent interest income was 35% in 2007, 2006, and 2005.

We review our securities at least quarterly for indications of impairment, which requires significant judgment. Investments identified as having an indication of impairment are reviewed further to determine if the investment is other than temporarily impaired. We reduce the investment value when we consider declines in value to be other than temporary and we recognize the estimated loss as a loss on investment securities, which is a component of noninterest income. Factors considered for impairment include, length of time and the extent to which market value has been less than cost, reasons for decline in market price — whether an industry issue or issuer specific, changes in the general market condition of the area or issuers industry, the issuer’s financial condition, capital strength, ability to make timely future payments and any changes in agencies ratings and any potential actions.

Loans:  Loans are carried at the principal amount outstanding, net of unearned income, including deferred loan origination fees and other costs. Nonrefundable loan origination and commitment fees and the estimated direct labor costs associated with originating or acquiring the loans are deferred and amortized as an adjustment to interest income over the life of the related loan using a method that approximates the effective yield method. Interest income on loans is accrued as earned based on contract interest rates and principal amounts outstanding.

Loans are placed on non-accrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection); or when we have determined, based upon currently known information, that the timely collection of principal or interest is doubtful; or when the loans otherwise become impaired under the provisions of SFAS No. 114.

When a loan is placed on non-accrual status, the accrued interest is reversed against interest income and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status. Generally, a loan will be returned to accrual status when all delinquent principal and interest become current in accordance with the terms of the loan agreement and full collection of the principal and interest appears probable.

If it is determined that the value of an impaired loan is less than recorded investment in the loan net of previous charge-offs and payments collected, we recognize impairment through an allowance for loan losses as determined by a SFAS No. 114 analysis.

Allowance for Loan Losses:  The allowance for loan losses is maintained at the level considered to be adequate to absorb probable inherent loan losses based on management’s assessment of various factors affecting the loan portfolio at the measurement date. The allowance for loan losses is established through a provision for loan losses charged to expense to provide for credit risk. Our allowance for loan losses is established for estimated loan losses that are probable but not yet realized. The process of estimating loan losses is imprecise. The evaluation process we use to estimate the required allowance for loan losses is described below.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Management applies an evaluation process to the loan portfolio to estimate the required allowance for loan losses. It maintains a systematic process for the evaluation of individual loans for inherent risk of loan losses. Each loan is assigned a credit risk rating. Credit risk ratings are assigned on a 13 point scale, ranging from loans with a low risk of nonpayment to loans which have been charged-off. Each quarter, all loans exceeding $250,000 and any other loan rated substandard or below are reviewed individually. This credit risk evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, internal and external credit review, and general economic conditions. Bank policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. The review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses includes an allowance for individual loans deemed to be impaired under the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, a general allowance representing the estimated credit losses of segmented pools of loans, by type, and by behavioral characteristics, and a qualitative reserve. The factors considered when determining the qualitative reserves include more subjective measures that would likely cause the future loan losses to differ from the estimate of credit losses made according to the estimates for specific and general reserves. These factors include:

•	changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices and resources,

•	changes in the national and local economic and business conditions and developments, including the condition of various market segments,

•	changes in the nature and volume of the portfolio,

•	changes in the experience, ability and depth of lending management staff,

•	changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accruals, troubled debt restructuring and other loan modifications,

•	changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors,

•	the existence and effect of any concentrations of credit, and changes in the levels of concentrations, and

•	the effect of external forces such as competitive and legal regulatory requirements on the level of estimated credit losses in the Company’s current portfolio.

The evaluation process is designed to determine the adequacy of the allowance for loan losses. Management has developed a model based on historical loan losses to estimate an appropriate allowance for outstanding loan balances. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely, to a great extent, on the judgment and experience of management.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent, depending on the

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances. If the measurement of impairment for the loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses.

Uncollectible Loans and Write-offs:  Loans are considered for full or partial charge-offs in the event that principal or interest is over 180 days past due, the loan lacks sufficient collateral and it is not in the process of collection. We also consider writing off loans in the event of any of the following circumstances: 1) the impaired loan balances are not covered by the value of the source of repayment; 2) the loan has been identified for charge-off by regulatory authorities; and 3) any overdrafts greater than 90 days. All impaired loans are placed on non-accrual.

Reserve for Unfunded Loan Commitments:  The level of the reserve for unfunded loan commitments is determined by reviewing the activity trends for individual lines of credit by loan type and estimating the percentage of funds to be advanced on a quarterly basis over the next four quarters. The advance estimates for the individual lines are aggregated by loan type to arrive at an overall quarterly advance rate. The total advance estimates projected for the upcoming 12 months is then multiplied by the loss factor assigned to each loan type. These are the same loss factors used in the calculation of the allowance for loan losses.

Gain or Loss on Sale of Loans:  Transfers of loans held for sale in which the Company surrenders control over those loans are accounted for as a sale to the extent that consideration other than beneficial interests in the transferred loans is received in exchange. Gains or losses are recognized at the time of sale and are reported in non-interest income. All loan sales during 2007, 2006 and 2005 were sales of the guaranteed portion of loans that received guarantees from the Small Business Administration (“SBA”). The SBA typically guarantees a major portion of small business loans that meet the SBA’s underwriting and collateral requirements. In 2007, 2006 and 2005 the Company recognized a gain on the sale of loans of $326,000, $202,000 and $235,000, respectively.

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

Other Real Estate Owned:  Other real estate owned is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for loan losses. Other real estate owned is recorded at the lower of the related loan balance or fair value, less estimated disposition costs. Fair value of other real estate owned is generally based on an independent appraisal of the property. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of noninterest expense when incurred.

Goodwill and Other Intangible Assets:  Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. Goodwill is the Company’s only intangible asset with an indefinite life. Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values, and reviewed annually for impairment. The weighted average life at December 31, 2007 for such intangible assets was 3.9 years.

Goodwill and intangible assets are reviewed annually for impairment. If impairment is indicated, recoverability of the asset is assessed based upon discounted net cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Management’s assumptions

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding fair value requires significant judgment about economic factors, business climate, and industry factors. As a result of significant changes in the business climate and operating results of the Bank, management has determined the remaining goodwill relating to the Thrift is not recoverable. As such, an impairment loss of $1.4 million was recognized in 2007 on the goodwill relating to the Thrift.

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

Cash Value of Life Insurance:  The Company has purchased single premium universal life insurance policies on the lives of certain officers and Board members. Initially, these policies were purchased for investment purposes and to offset the cost of employee benefits programs, the executive management salary continuation plan and the director deferred compensation plan, so portions of the policies have been assigned to these plans. Subsequently, the program was expanded to assist in the offset of costs of general employee benefit programs. The Company is the owner and beneficiary of these policies and intends to hold them until the death of the insured to obtain the death proceeds. It has provided $25,000 endorsement split dollar contracts for each covered person. Income from these policies is recorded in non-interest income and the load, mortality and surrender charges have been recorded as a reduction to non-interest income. The cash surrender value of the insurance policies is net of all limitations and charges, in accordance with EITF 06-5.

In 2007, the Company recorded a gain of $996,000 from this insurance after the death of a former Bank employee.

Director Elective Income Deferral Agreements and Salary Continuation Agreements:  The Company has a salary continuation plan for certain members of management and a deferred compensation plan for certain members of the Board of Directors. The expenses related to these agreements are recorded in other expenses. An accrued liability of $4,589,000 and $4,286,000 as of December 31, 2007 and 2006 was recorded to reflect the present value of the expected future benefits for the salary continuation plans and the deferred compensation benefits and was included in other liabilities. Salary continuation expense of $511,000 and $424,000 and deferred compensation expense of $121,000 and $106,000 was recorded for the years ending December 31, 2007 and 2006. For further information on the director elective income deferral agreements and salary continuation agreements, see “NOTE 14, Employee and Director Benefit Plans”.

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

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files a federal consolidated income tax return for the U.S. Federal tax jurisdiction and a combined report in the state of California jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004 and for California for years before 2003. The provision for income taxes includes federal income and state franchise taxes. Income tax expense is allocated to each entity of the Company based upon the analysis of the tax consequences of each company on a stand alone basis.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of FIN 48 made no impact on the balance of retained earnings as of January 1, 2007.

Interest expense associated with unrecognized tax benefits is classified as income tax expense in the statement of income. Penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of income.

Investment in Housing Tax Credit Limited Partnerships and Related Income Tax Credits:  The Company has investments in limited partnerships which own low income affordable housing projects that generate tax benefits in the form of federal and state housing tax credits. As an investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and income tax credits. These income tax credits are earned over a 10-year period as a result of the investment meeting certain criteria and are subject to recapture over a 15-year period. The expected benefit resulting from the affordable housing income tax credits (“HTC”) is recognized in the period in which the tax benefit is recognized in the Company’s consolidated tax returns. These investments are accounted for using the cost or equity method, depending on the ownership percentage, and are evaluated at each reporting period for impairment. The Bank had a gross investment in these partnerships of $13,800,000 as of December 31, 2007 and 2006. In accordance with EITF 94-1, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects, the HTC Investments are recorded at the full gross amount offset by a corresponding payable for any unfunded portion. The difference between the Bank’s gross investment and the net book value in these HTC partnerships has been recorded as other-than-temporary impairments to reflect the negative cash flows of these HTC projects and its effect on the value of the underlying assets of each partnership.

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

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 24, 2006, the Board of Directors authorized a $0.05 cash dividend payable on February 28, 2006. On May 2, 2006, August 25, 2006, November 2, 2006 and January 30, 2007, the Board of Directors authorized $0.08 cash dividends payable on June 2, 2006, September 14, 2006, December 4, 2006, and February 28, 2007 respectively. On April 30, 2007, August 7, 2007, and October 23, 2007, the Board of Directors authorized $0.11 cash dividends, payable on June 1, 2007, August 30, 2007 and December 5, 2007, respectively.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computation for the periods presented:

	For the Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except per share data)

BASIC EARNINGS (LOSS) PER SHARE COMPUTATIONS:
Net income (loss)	$(3,616)	$22,648	$20,805

Average common shares outstanding	10,785	10,692	10,500

Basic Earnings (Loss) Per Share	$(0.34)	$2.12	$1.98

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATIONS:
Net income (loss)	$(3,616)	$22,648	$20,805

Average common shares outstanding	10,785	10,692	10,500
Effect of stock options	—	259	321

Total Weighted Average Shares and Common Stock Equivalents	10,785	10,951	10,821

Diluted Earnings (Loss) Per Share	$(0.34)	$2.07	$1.92

In 2007, there were no adjustments for the effect of stock options since any adjustment would be anti-dilutive to the Company’s net loss. In 2006 and 2005 options covering 141,261 and 17,051 shares were not considered in the earnings per share computations because the option exercise price was in excess of the stock closing price on December 31, 2006 and 2005 making these shares anti-dilutive.

Share-Based Payment:  The Company maintains a stock option plan for certain directors, executives, and officers. The plan stipulates that (i) all options have an exercise price equal to the fair market value on the date of grant; (ii) all options have a ten-year term and generally become exercisable as follows: 25% at date of issuance and 25% per year for the subsequent three years; and (iii) all generally must be exercised within 90 days following termination of employment or they expire. The Company’s stock option plan is designed to correlate stock price

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance with officer and director compensation. The shares issued pursuant to the Company’s plan are newly issued, registered and non-restrictive.

On January 1, 2006, the Company began recording share-based payment expense in accordance with Statement of Financial Accounting Standards No. 123-R, Share-based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock option awards now includes quarterly amortization of the remaining unvested portion of stock options outstanding prior to January 1, 2006. Share-based payment expense was recorded as a non-cash expense increase in salaries and benefits expense, which had the effect of reducing net income, earnings per share, and diluted earnings per share. Share-based payment expense also had the effect of lowering income from continuing operations reported in the Consolidated Statement of Cash Flow for 2007 and 2006. Under SFAS 123R, stock options are valued at fair value using an acceptable model. Share-based payment expense is recorded on a ratable basis in the period in which the stock option vests. The Company uses the Black-Scholes-Merton closed form model, an acceptable model under SFAS 123R, for estimating the fair value of stock options. See Note 15 for additional disclosure information relative to options granted and outstanding.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income for the year ended December 31, 2005 would have been reduced to the proforma amounts indicated as follows:

(Amounts in thousands)

NET INCOME:
As reported net income	$20,805
Equity compensation, net of income tax effect of $555 in 2005	2,431
Pro-Forma Net Income	$18,374
BASIC EARNINGS PER SHARE:
As reported	$1.98
Pro-forma	$1.75
DILUTED EARNINGS PER SHARE:
As reported	$1.92
Pro-forma	$1.70

Total compensation expense related to the issuance of options that would have been reported was $2,951,000 during 2005.

The per share weighted average fair value of stock options granted during 2005 was $10.11 on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for 2005: expected dividend yield of 0.5% expected volatility of 29% ; and a risk free interest rate of 4.07%, and an expected life of 6.32 years.

Letter of Credit Fees:  Issuance and commitment fees received for the issuance of commercial or standby letters of credit are recognized over the term of the instruments.

Comprehensive Income:  Comprehensive income consists of net income, and changes in unrealized gains (losses) on securities, certain derivative instruments, and minimum pension liabilities and is presented in the consolidated statements of income and comprehensive income.

Segment Information and Disclosures:  Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders. They also establish standards for related

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosures about products and services, geographic areas, and major customers. The Company has concluded it has one operating segment.

Reclassifications:  Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the 2007 presentation.

Recently Issued Accounting Standards:  In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Employers’ Fair Value Measurements” which defines and establishes a framework for measuring fair value used in FASB pronouncements that require or permit fair value measurement. This statement expands disclosures using fair value to measure assets and liabilities in interim and annual periods subsequent to the period of initial recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Management has determined that adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option.” SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. Upon adoption on January 1, 2008, the Company did not choose to measure any of its financial instruments at fair value. Management has determined that SFAS 159 will not have a material impact on the Company’s consolidated financial statements.

On December 4, 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The new Statement requires that costs incurred to effect the acquisition to be recognized separately from the acquisition. The Statement requires the acquirer to recognize separately from the business combination those restructuring costs that the acquirer expected but was not obligated to incur. The Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. The Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Statement requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. SFAS 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. Management is currently assessing the impact of SFAS 141 on the company’s financial statements.

On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity transactions. It establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. Management is currently assessing the impact of SFAS 160 on the Company’s consolidated financial statements.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Company plans to implement EITF 06-4, in 2008 to accrue, over the employees’ service period, a liability for the actuarial present value of the future death benefits as of the employees’ expected retirement dates. As part of this implementation, the Company expects to recognize the effects of this change in accounting principle through a cumulative effect adjustment charge to retained earnings and benefit plan reserve liability of approximately $186,000, and to record an expense in 2008 of $42,000.

NOTE 2.	Acquisitions

Bay View Funding:  On October 5, 2007, the Company acquired 100% interest in Bay View Funding (BVF), a factoring business headquartered in San Mateo, California with five business development offices located throughout the United States, focusing on financing and managing receivables for small and mid-sized businesses. The Company made this acquisition to expand into this high yielding business line. The results of BVF’s operations have been included in the consolidated financial statements since that date. The total acquisition cost of $13,965,000 included an initial purchase of $11,905,000 in cash as well as $2,060,000 withheld as a contingency reserve. Earn-out payments of up to $3.3 million may be made if certain growth targets are achieved over the next two years and will be included as part of the cost of acquisition at the time the payment is made. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At October 5,
2007
(Amounts in thousands)

Cash	$2,106
Factoring receivables	26,680
Premises and equipment	19
Other assets	646
Customer relationship intangible asset	2,100
Goodwill	10,798

Total assets acquired	42,349

Debt	(25,433)
Other liabilities	(2,951)

Total liabilities assumed	(28, 384)

Net Assets Acquired	$13,965

The California Stockmen’s Bank (“Stockmen’s”):  On November 2, 2007, the Company acquired the eleven California branches of Zions Bancorporation’s subsidiary, National Bank of Arizona, dba The California

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockmen’s Bank to expand its market service area. The results of Stockmen’s has been included in the consolidated financial statements since that date. The purchase price of $14,073,000 was paid in cash.

At November 2,
2007
(Amounts in thousands)

Cash	$2,293
Loans, net of allowance of $1,900,000	166,040
Premises and equipment	7,068
Other assets	706
Core deposit intangible	5,009
Goodwill	23,515

Total assets acquired	204,631

Deposits	(190,040)
Other liabilities	(518)

Total liabilities assumed	(190,558)

Net Assets Acquired	$14,073

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	Investment Securities

The amortized cost and estimated market value of investment securities at December 31 are summarized below:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

2007
AVAILABLE FOR SALE SECURITIES:
U.S. government agencies	$35,529	$454	$54	$35,929
State & political subdivisions	1,250	6	—	1,256
Mortgage-backed securities	159,006	1,119	724	159,401
Collateralized mortgage obligations	10,064	—	164	9,900

Total Debt Securities	205,849	1,579	942	206,486

Agency preferred stock	4,116	—	—	4,116
Equity securities	13,156	—	742	12,414

Total Available for Sale Securities	$223,121	$1,579	$1,684	$223,016

HELD TO MATURITY SECURITIES:
State and political subdivisions	$94,346	$946	$65	$95,227
Mortgage-backed securities	50,307	398	867	49,838
Collateralized mortgage obligations	10,830	—	128	10,702

Total Held to Maturity Securities	$155,483	$1,344	$1,060	$155,767

2006
AVAILABLE FOR SALE SECURITIES:
U.S. government agencies	$40,828	$—	$629	$40,199
State & political subdivisions	1,273	—	7	1,266
Mortgage-backed securities	183,201	549	2,607	181,143
Collateralized mortgage obligations	14,113	—	329	13,784

Total Debt Securities	239,415	549	3,572	236,392

Agency preferred stock	5,093	573	—	5,666
Equity securities	14,667	—	187	14,480

Total Available for Sale Securities	$259,175	$1,122	$3,759	$256,538

HELD TO MATURITY SECURITIES:
State & political subdivisions	$99,747	$787	$1,225	$99,309
Mortgage-backed securities	55,599	260	1,260	54,599
Collateralized mortgage obligations	12,712	—	354	12,358

Total Held to Maturity Securities	$168,058	$1,047	$2,839	$166,266

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. At December 31, 2007 and 2006, investment securities with

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying values of approximately $324,973,000 and $280,182,000, respectively, were pledged as collateral for deposits of public funds, government deposits, and the Bank’s use of the Federal Reserve Bank’s discount window. The Bank is also a member of the Federal Reserve Bank. The Bank carried balances, stated at cost, of $6,067,000 and $7,331,000 of FHLB stock, which is pledged to the FHLB, and $1,247,000 of Federal Reserve Bank stock as of December 31, 2007 and 2006. Proceeds from the sale of available for sale securities were $3,000,000, $20,483,000 and $30,629,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Gross realized gains on sale of available for sale securities of $835,000, $1,009,000 and $0 were recognized in 2007, 2006, and 2005. Gross losses on available for sale securities were $977,000, $387,000 and $0 in 2007, 2006, and 2005. The gross loss on available for sale securities in 2007 is comprised of a realized other-than-temporary impairment loss of $977,000 for agency preferred securities. The gross losses in 2006 were realized losses on sale of securities.

The carrying and estimated fair values of debt securities at December 31, 2007 by contractual maturity, are shown on the following table. Actual maturities may differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(Amounts in thousands)

AVAILABLE FOR SALE DEBT SECURITIES:
One year or less	$10,000	$9,961
One to five years	25,779	26,219
Five to ten years	230	231
Over ten years	770	774
Mortgage-backed securities and CMOs	169,070	169,301

Total Available for Sale Debt Securities	$205,849	$206,486

HELD TO MATURITY DEBT SECURITIES:
One year or less	$1,313	$1,317
One to five years	13,768	13,902
Five to ten years	29,114	29,493
Over ten years	50,151	50,515
Mortgage-backed securities and CMOs	61,137	60,540

Total Held to Maturity Debt Securities	$155,483	$155,767

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007, and were as follows:

	Less than 12 Months		12 months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Amounts in thousands)

AVAILABLE FOR SALE:
U.S. government agencies	$—	$—	$54	$15,018	$54	$15,018
Mortgage-backed securities	—	—	724	64,873	724	64,873
Collateralized mortgage obligations	—	—	164	9,900	164	9,900
Equity securities	—	—	742	4,789	742	4,789

Total	$—	$—	$1,684	$94,580	$1,684	$94,580

HELD TO MATURITY SECURITY:
State and political subdivisions	$—	$—	$65	$14,546	$65	$14,546
Mortgage-backed securities	—	—	867	41,077	867	41,077
Collateralized mortgage obligations	—	—	128	10,702	128	10,702

Total	$—	$—	$1,060	$66,325	$1,060	$66,325

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Unrealized	Fair	Unrealized		Unrealized	Fair
	Losses	Value	Losses	Fair Value	Losses	Value
	(Amounts in thousands)

AVAILABLE FOR SALE:
U.S. government agencies	$—	$—	$629	$40,176	$629	$40,176
State and political subdivisions	—	—	7	794	7	794
Mortgage-backed securities	—	—	2,607	84,794	2,607	84,794
Collateralized mortgage Obligations	—	—	329	13,784	329	13,784
Equity securities	95	2,531	92	2,908	187	5,439

Total	$95	$2,531	$3,664	$142,456	$3,759	$144,987

HELD TO MATURITY SECURITIES:
State and political subdivisions	$32	$6,106	$1,193	$34,065	$1,225	$40,171
Mortgage-backed securities	1	565	1,259	44,828	1,260	45,393
Collateralized mortgage Obligations	—	—	354	12,358	354	12,358

Total	$33	$6,671	$2,806	$91,251	$2,839	$97,922

The Company has determined that unrealized losses on debt securities were primarily the result of increases in interest rates over the last year. The Company has the ability and intent to retain its investments until maturity or until anticipated recovery in market value occurs. No other-than-temporary impairment was recorded in 2006 or 2005.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company holds two equity securities in an unrealized loss position at December 31, 2007. These securities include investments in a CRA mutual fund and in a bank stock that had a fair market values of $2,944,000 and $1,844,000, respectively, with unrealized losses of $56,000 and $687,000, respectively, as of December 31, 2007. Each of these investments have been in an unrealized loss position for more than 12 consecutive months as of December 31, 2007.

NOTE 4.	Loans

Loans at December 31 consisted of:

	2007	2006
	(Amounts in thousands)

Commercial and agricultural	$458,705	$401,689
Real estate mortgage	759,108	542,080
Real estate construction	152,366	177,233
Consumer installment	101,947	103,759
Factoring receivables	22,555	—

Gross Loans	1,494,681	1,224,761
Less Allowance for Loan Losses	(35,800)	(14,031)

Net Loans	$1,458,881	$1,210,730

Non-consumer loans are net of deferred loan fees of $4,022,000 and $3,625,000, as of December 31, 2007 and 2006. Since the Bank for competitive reasons is unable to charge loan fees greater than the costs associated with originating and servicing consumer loans, consumer loans are reported net of deferred loan costs of $2,702,000 and $2,122,000 as of December 31, 2007 and 2006. At December 31, 2007 and 2006, the Bank pledged loans as collateral with the value of $384,196,000 and $252,977,000, respectively, for its borrowing line with the Federal Home Loan Bank.

Factoring Receivables totaled $22,555,000 at December 31, 2007. The Company receives fees from factoring operations, which consist primarily of financing fees. Other income is earned from origination, due diligence, termination, over advance and service fees and forfeited deposits. Fee income, was $2,468,000 for the year ended December 31, 2007. There was no other income for factoring receivables for the year ended December 31, 2007.

Non-accrual loans totaled $53,621,000 and $2,375,000 at December 31, 2007 and 2006. Foregone interest on non-accrual loans was approximately $475,000, $137,000, and $63,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Accruing loans past due 90 days or more were $583,000, at December 31, 2007, as compared to none at December 31, 2006.

At December 31, 2007 and 2006, the recorded investment in impaired loans was $53,621,000 and $2,375,000. The Company had $21,432,000 of loans with specific allowance for loan losses against impaired loans at December 31, 2007 as compared to none at December 31, 2006. The average outstanding balance of impaired loans for the years ended December 31, 2007, 2006 and 2005 was $8,489,000, $2,591,000 and $2,236,000 on which $67,000, $168,000 and $88,000 was recognized as interest income on a cash basis.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006, the collateral value method was used to measure impairment for all loans classified as impaired. The following table shows the recorded investment in impaired loans by loan category at December 31:

	2007	2006
	(Amounts in thousands)

Commercial and agricultural	$5,376	$2,190
Real estate construction	32,715	—
Real estate	15,403	—
Consumer and installment	127	185

Balance at End of Year	$53,621	$2,375

The following is a summary of changes in the allowance for loan losses during the years ended December 31:

	2007	2006	2005
	(Amounts in thousands)

Balance at beginning of year	$14,031	$14,776	$13,605
Loans charged-off	(10,419)	(2,629)	(1,982)
Recoveries of loans previously charged-off	485	1,484	1,102
Provision for loan losses	29,803	400	2,051
Allowance from Stockmen’s acquisition	1,900	—	—

Balance at End of Year	$35,800	$14,031	$14,776

The following is a summary of changes in the reserve for unfunded commitments during the years ended December 31:

	2007	2006	2005
	(Amounts in thousands)

Balance at beginning of year	$710	$717	$679
Provision (credit) for credit losses	334	(7)	38
Provision for bonded stop notices, net	1,840	—	—
Payment of bonded stop notices, net	(1,084)	—	—

Balance at End of Year	$1,800	$710	$717

Related Parties

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

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in loans to, or guaranteed by, directors and executive officers and their related businesses at December 31, are summarized as follows:

	2007	2006
	(Amounts in thousands)

Balance at beginning of year	$1,296	$1,450
Loan advances and renewals	213	354
Loans matured or collected	(356)	(508)

Balance at End of Year	$1,153	$1,296

NOTE 5.	Other Real Estate Owned

As of December 31, 2007, other real estate owned consisted of two properties in Central California totaling $7,550,000, net of the impairment charges of $1,900,000. One property, obtained through foreclosure in May 2006, at a value of $60,000. The other property, located in Rocklin, California, is comprised of a housing development project, transferred to OREO in July 2007, at a value of $9,390,000. At December 31, 2006, OREO consisted of two properties totaling $60,000.

The following table presents the components of other real estate owned expense for the years ended December 31:

	2007	2006	2005
	(Amounts in thousands)

Operating expense (income)	$592	$38	$(5)
Impairment charges	1,900	—	—
Gain on sale of OREO	(102)	(190)	—

Total other real estate owned expense, net	$2,390	$(152)	$(5)

NOTE 6.	Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2007	2006
	(Amounts in thousands)

Land	$5,036	$3,506
Buildings	40,287	27,641
Leasehold improvements	6,746	6,241
Furniture and equipment	25,125	20,866
Construction in progress	961	4,002

Subtotal	$78,155	$62,256
Less accumulated depreciation and amortization	23,963	19,936

Premises and Equipment, Net	$54,192	$42,320

Depreciation expense totaled $4,309,000, $3,168,000 and $2,411,000 in 2007, 2006 and 2005, respectively. Interest capitalized during the branch office construction period totaled $0, $9,000 and $6,000 in 2007, 2006 and 2005, respectively.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Goodwill and Other Intangibles

The Company has recorded goodwill from its purchases of the Town and County Finance and Thrift (the “Thrift”) in 1996, Bay View Funding on October 5, 2007, and all eleven California branches of The California Stockmen’s Bank (“Stockmen’s”) on November 2, 2007. The Company recorded core deposit intangible assets, representing the excess of fair value of core deposits acquired over their book values at acquisition date, upon the acquisitions of the Thrift and the Stockmen’s branches. Core deposit intangibles are being amortized over ten years, based on the expected runoff of the core deposit portfolios, with a weighted average life of 4.6 years, and amortization of $762,000 in 2008, $708,000 in 2009, $645,000 in 2010, $579,000 in 2011 and $489,000 in 2012. None of the goodwill is expected to be deductible for income tax purposes. The Company recorded at fair value a customer relationship intangible asset upon the acquisition of Bay View Funding. This intangible asset is being amortized over a six year period, based on the expected attrition rate of the customer base, with a weighted average life of 2.3 years, and amortization of $656,000 in 2008, $623,000 in 2009, $402,000 in 2010, $218,000 in 2011 and $106,000 in 2012. None of the goodwill is expected to be deductible for income tax purposes. Amortization of intangible assets totaled $169,000 in 2007, $23,000 in 2006 and $46,000 in 2005.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are summarized in the following table:

	2007	2006
	(Amounts in thousands)

Balance, beginning of year, Thrift	$1,405	$1,405
Goodwill acquired from Bay View Funding	10,798	—
Goodwill acquired from The California Stockmen’s Bank	23,515	—
Impairment of Thrift	(1,405)

Balance at end of year	$34,313	$1,405

The following table summarizes intangible assets and accumulated amortization as of December 31, 2007 and 2006.

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)

2007
Core deposit intangible, Thrift	$460	$460	$—
Core deposit intangible, The California Stockmen’s Bank	5,009	124	4,885
Customer relationship intangible, Bay View Funding	2,100	45	2,055

Total intangible assets	$7,569	$629	$6,940

2006
Core deposit intangible, Thrift	$460	$460	$—

Total intangible assets	$460	$460	$—

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Time Deposits

At December 31, 2007 the aggregate maturities for customer time deposits are as follows:

(Amounts in thousands)

2008	$542,211
2009	80,006
2010	8,857
2011	1,082
2012	5,036
Thereafter	1,700

Total Time Deposits	$638,892

NOTE 9.	Other Borrowings

The following is a summary of other borrowings.

	As of December 31,
	2007			2006
			Weighted		Weighted
			Average		Average
			Interest		Interest
	Maturity Dates	Amount	Rate	Amount	Rate
	(Amounts in thousands)

	2008 to
FHLB advances	2011	$107,500	4.44 - 4.76%	$46,500	4.16 - 5.07%
Repurchase agreement	2010	100,000	5.73%	100,000	5.37
Treasury tax loan	2008	4,912	4.00%	2,404	5.04%
Mortgage note	2008	2,711	7.80%	2,793	7.80%
Other interest	2008 to
bearing obligations	2010	2,693	7.00%	—	—

Total borrowings		$217,816		$151,697

The Company maintains a secured line of credit with the Federal Home Loan Bank of San Francisco (FHLB). At December 31, 2007 this borrowing line was collateralized by qualifying loans of $384,196,000 with loan limits of $224,264,000, of which $107,500,000 was outstanding. $10,000,000 of this line is repayable in 2011; the remainder is due in 2008. At December 31, 2006, this line was collateralized by qualifying loans of $252,977,000, and provided for maximum borrowings of $134,562,000 of which $46,500,000 was outstanding. The Company had additional secured, unused lines of credit of $20,978,000 and unsecured unused lines of credit of $92,000,000 at December 31, 2007. This compares with secured, unused lines of credit of $27,927,000 and unsecured unused lines of credit of $76,800,000 as of December 31, 2006. Interest expense related to FHLB borrowings totaled $3,359,000 in 2007, $2,177,000 in 2006, and $4,447,000 in 2005.

In December 2005, the Bank borrowed funds by entering into a repurchase agreement for $100,000,000 with a maturity date of December 15, 2010, collateralized by securities with a market value of $109,317,000 at December 31, 2007 and $105,560,000 at December 31, 2006. The Bank pays interest based on the 3 month LlBOR rate plus 0.295%, reset quarterly, on this repurchase agreement for the whole term, with an embedded option that drives down the interest rate paid on the repurchase agreement further if the 3 month LlBOR falls below 4%, with the minimum funding cost at 0%. The formula for the quarterly reset is as follows: [3 Month LIBOR + 0.295%]- the larger of 0% or 4.00% — 3 Month LIBOR. The embedded options on the interest rate on the

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase agreement do not qualify as a separate derivative as defined by SFAS No. 133 and SFAS No. 149. Interest expense on the repurchase agreement was $5,801,000 in 2007, $5,455,000 in 2006, and $213,000 in 2005.

The Treasury tax loan is a variable rate product that re-prices weekly based on the Federal Funds rate. The account is payable on a daily basis.

The mortgage note is secured by Company land and buildings. Interest expense on this note totaled $218,000 in 2007, $228,000 in 2006, and $247,000 in 2005.

Other interest bearing obligations are comprised of notes payable arising from the acquisition of Bay View Funding in 2007, totaling $2,060,000, bearing interest at 7%, and capital lease obligations, due through 2010. Interest expense on this note totaled $36,000 in 2007.

Interest expense on federal funds purchased was $21,000, $914,000, and $438,000 in 2007, 2006, and 2005. Other interest expense totaled $58,000, $49,000, and $36,000 in 2007, 2006, and 2005. The Company has no significant compensating balance arrangements.

Principal payments required to service the Company’s borrowings during the next five years and thereafter as of December 31, 2007, are:

(Amounts in thousands)

2008	$106,021
2009	1,584
2010	100,211
2011	10,000

Total Borrowed Funds	$217,816

NOTE 10.	Junior Subordinated Debentures

At December 31, 2007 the Company had four wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. After adoption of FASB Interpretation Number 46R in 2004, the Company does not consolidate the Trusts. There was $57,734,000 and $31,960,000 of junior subordinated debentures issued and outstanding as of December 31, 2007 and 2006, reflected as debt in the consolidated balance sheets at December 31, 2007 and 2006. The terms of the debentures are similar to the trust preferred securities as noted below.

County Statutory Trust I, County Statutory Trust II , County Statutory Trust III and County Statutory Trust IV are Connecticut statutory trusts, which were formed for the purpose of issuing County Statutory Trust I Capital Securities, County Statutory Trust II Capital Securities and County Statutory Trust III Capital Securities (“Trust Preferred Securities”). The Trust Preferred Securities are described below. Following the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debt Securities (the Debt Securities) of the Company. The debt securities bear the same terms and interest rates as the related Trust Preferred Securities. The debt securities are the sole assets of the Trust. The Company has fully and unconditionally guaranteed all of the obligations of the Trust.

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

County Statutory Trust II issued $10,000,000 in Trust Preferred Securities on December 17, 2003. These securities pay interest at a variable rate of interest that was 7.70% at December 31, 2007, and have a stated maturity date of December 17, 2033. They have an optional redemption date of December 17, 2008. The interest rate on this

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issue is indexed to the average quarterly prime rate plus 0.07%, for the first five years, then after the optional redemption date of December 17, 2008, the rate will be indexed to the then-current 3 month LIBOR rate plus 2.85%. County Statutory Trust II interest on the Trust Preferred Securities is payable quarterly and is deferrable, at the option of the Company for up to five years.

County Statutory Trust III issued $15,000,000 in Trust Preferred Securities on June 23, 2006. These securities pay interest at a variable rate of interest that was 6.58% at December 31, 2007, and have a stated maturity date of September 15, 2036. The Company has an optional redemption date on any March 15, June 15, September 15 or December 15 on or after September 15, 2011. The interest rate on this issue is indexed to 3 month LIBOR plus 1.59%. Interest payments will be paid every March 15, June 15, September 15, and December 15 of each year during the term of the indenture.

County Statutory Trust IV issued $25,000,000 in Trust Preferred Securities on October 31, 2007. These securities pay interest at a variable rate of interest that was 8.24% at December 31, 2007, and have a stated maturity of December 15, 2037. The Company has an optional redemption date on any March 15, June 15, September 15 or December 15 on or after December 15, 2012 at a redemption price of par value. The interest rate on this issue is indexed to 3 month LIBOR plus 3.25%. Interest payments began on December 15, 2007 and will be paid quarterly thereafter in each year during the term of the indenture.

The junior subordinated debentures issued, less the common securities of the Trusts, qualify as Tier 1 capital under the interim guidance issued by the Board of Governors of the FRB.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Debt Securities at their respective stated maturities or their earlier redemption. The Debt Securities are redeemable prior to maturity at the option of the Company on or after their respective optional redemption dates.

NOTE 11.	Income Taxes

The provision for income taxes for the years ended December 31 is comprised of the following:

	Federal	State	Total
	(Amounts in thousands)

2007
Current	$1,737	$1,155	$2,892
Deferred	(7,794)	(2,939)	(10,733)

	$(6,057)	$(1,784)	$(7,841)

2006
Current	$7,488	$2,308	$9,796
Deferred	545	237	782

	$8,033	$2,545	$10,578

2005
Current	$7,594	$2,961	$10,555
Deferred	(629)	(73)	(702)

	$6,965	$2,888	$9,853

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 consist of the following:

	2007	2006
	(Amounts in thousands)

DEFERRED TAX ASSETS:
Allowance for loan losses	$15,809	$6,198
Investment securities unrealized loss	16	784
Interest rate derivative unrealized loss	—	376
Other than temporary impairment of equity securities	1,087	680
Deferred compensation	1,903	1,717
Accrued pension liability	—	23
Intangible amortization	801	852
Non-accrual interest	130	58
Academy bond tax credits	—	82
Capital loss carry forward	9	568
Fixed Assets	408	—
Low income housing investment impairment	1,276	1,312
Stock option compensation	196	—
Other real estate owned	916	—
Other	981	1,192

Total Gross Deferred Tax Assets	23,532	13,842
Less valuation allowance	(913)	(667)

Deferred Tax Assets	22,619	13,175

DEFERRED TAX LIABILITIES:
Investment in low income housing partnerships	(647)	(746)
FHLB stock dividends	(553)	(573)
Capitalization of loan costs and pre-paid assets	(1,115)	(923)
Fixed assets	—	(85)
Accrued Pension Liability	(39)	—
Interest rate derivative unrealized gain	(246)	—
Customer relationship intangible	(883)	—

Total Gross Deferred Tax Liabilities	(3,483)	(2,327)

Net Deferred Tax Assets	$19,136	$10,848

In assessing the Company’s ability to realize the tax benefits of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007 and 2006.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has established a valuation allowance related to the potential that tax capital loss carryforwards may not be fully utilized prior to their expiration. The Company realized capital losses of $1.4 million on the 2006 returns, and has unrealized capital loss exposure of $2.6 million primarily related to Agency Equity Preferred Securities that have declined in value. The valuation of these securities is correlated to the housing market and market interest rates due to the dividends paid on these securities. Rates when the securities were purchased in 2002 were at historic lows, creating a high market value for the securities being purchased. The valuation allowance established by Management as of December 31, 2007 was $913,000, an increase of $246,000 from $667,000 at December 31, 2006. Capital losses can only be deducted to the extent of capital gains. Capital losses not fully utilized in a year can be carried back three years and forward five years for federal income tax purposes. For California tax purposes losses can not be carried back, but can only be carried forward 5 years. As of December 31, 2007, the Company has no federal capital loss carryforwards and a California capital loss carryforward of $127,000 that was incurred in 2006 and will expire in 2011.

A reconciliation of income tax at the federal statutory rate to the provision for income taxes follows:

	2007	2006	2005
	(Amounts in thousands)

Statutory federal income tax rate due, computed at an effective tax rate of 35% in 2007, 2006, and 2005	$(4,010)	$11,646	$10,821
State franchise tax, at statutory rate, net of federal income tax benefit	(1,160)	1,657	1,895
Tax exempt interest income, net	(1,043)	(1,113)	(1,116)
Housing tax credits	(1,179)	(968)	(1,089)
Goodwill write-down, Town and Country	492	—	—
Qualified zone academy bond credit	(161)	(161)	—
Death benefit from bank owned life insurance	(348)	(62)	(188)
Dividends received deduction	(85)	(75)	(124)
Increase in tax valuation allowance	246	243	—
Cash surrender value life insurance	(492)	(502)	(364)
Other	(101)	(67)	18

Provision for Income Taxes	$(7,841)	$10,598	$9,853

The Company files a federal consolidated return for the U.S. federal tax jurisdiction and a combined report in the State of California jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004 and for California for years before 2003.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. No uncertain positions were identified for unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning tax reserve. The Company had no tax reserve for uncertain positions at year end. The Company does not anticipate providing a reserve for uncertain positions in the next 12 months.

The Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 and 2006 the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.

As of December 31, 2007, the anticipated 2007 tax refund related to federal and state income taxes was $625,000.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Regulatory Matters

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

During the fourth quarter of 2007 capital ratios declined significantly as a result of the large loan loss provision recorded by the Company. The Bank’s ratios exceeded the requirement to be considered “adequately-capitalized” at December 31, 2007.

Management believes, as of December 31, 2007 that the Bank met all minimum capital adequacy requirements to which it is subject, including the ratio test for an “adequately capitalized” bank under the regulatory framework for prompt corrective action. The most recent notification from the FRB categorized the Company and the Bank as “well capitalized” under the FDICIA regulatory framework for prompt corrective action. However, losses reported for the fourth quarter of 2007 caused the Bank’s capital ratios to fall below “well capitalized.”

The Company has a formal dividend policy, and dividends are issued solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory and policy requirements. In order to pay any cash dividend, the Company must receive payments of dividends or management fees from the Bank. There are certain legal and regulatory limitations on the payment of cash dividends by banks. The Parent Company had the ability to pay cash dividends of $4,472,000 at December 31, 2007 and maintain its well capitalized status at 10.00% of risk weighted capital. The Company has determined that the suspension of common stock dividends at least through the end of 2008 is appropriate to conserve cash and capital. At December 31, 2007, the Bank’s total risk-based capital ratio was 9.94%.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table).

The Company’s and Bank’s actual capital amounts and capital ratios as of December 31, 2007 are as follows:

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Total capital (to risk weighted assets)	$177,480	10.26%	$138,406	8%	$173,008	10%
Tier I capital (to risk weighted assets)	$142,122	8.21%	$69,203	4%	$103,805	6%
Leverage ratio(1)	$142,122	6.97%	$81,510	4%	$101,887	5%
THE BANK:

Total capital (to risk weighted assets)	$170,940	9.94%	$137,518	8%	$171,898	10%
Tier I capital (to risk weighted assets)	$129,253	7.52%	$68,759	4%	$103,139	6%
Leverage ratio(1)	$129,253	6.41%	$80,703	4%	$100,879	5%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s and Bank’s actual capital amounts and capital ratios as of December 31, 2006 are as follows:

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Total capital (to risk weighted assets)	$193,721	12.49%	$124,119	8%	$155,148	10%
Tier I capital (to risk weighted assets)	$178,764	11.52%	$62,059	4%	$93,089	6%
Leverage ratio(1)	$178,764	9.33%	$76,644	4%	$95,806	5%
THE BANK:
Total capital (to risk weighted assets)	$167,238	10.83%	$123,523	8%	$154,404	10%
Tier I capital (to risk weighted assets)	$152,281	9.86%	$61,762	4%	$92,643	6%
Leverage ratio(1)	$152,281	7.98%	$76,313	4%	$95,392	5%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.

NOTE 13.	Commitments, Contingencies, and Financial Instruments With Off-Balance Sheet Credit Risk

At December 31, 2007, the Company has operating lease rental commitments for remaining terms of one to 19 years. The Company has options to renew 23 of its leases for periods of 5 through 20 years. Many of these lease options provide for adjustment of rentals based on changes in various economic indicators. The minimum future commitments under non-cancelable lease agreements having terms in excess of one year at December 31, 2007 are as follows:

Years Ended December 31,
(Amounts in thousands)

2008	$2,507
2009	2,408
2010	2,214
2011	2,072
2012	1,837
Thereafter	6,924

Total Minimum Lease Payments	$17,962

Rent expense was approximately $2,588,000, $2,196,000 and $1,649,000 for the years ended December 31, 2007, 2006, and 2005.

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

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Whose Contractual Amount represents Risk:

	December 31,
	2007	2006
	(Amounts in thousands)

Commitments to extend credit	$477,619	$445,189
Standby letters of credit	$6,505	$6,739
Total	$484,124	$451,928

Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates, but may be terminated by the Company if certain conditions of the contract are violated. Further, commitments to extend credit are broken into 2 categories: (1) commitments where performance is required by the customer and approval by the Bank is required to draw on the line and (2) commitments in which customers can draw without any requirement of performance. Although currently subject to draw down, many of these commitments are expected to expire or terminate without funding. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Collateral held relating to these commitments varies, but may include securities, equipment, inventory and real estate.

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

The Bank has appointed ICBA Bancard as its agent to administer its credit card activities. The Bank’s formal agreement with ICBA Bancard which was signed in 1988, has an indemnification provision. ICBA Bancard is a member of VISA, which may require its US banks, under its operating regulations and bylaws, to pay their proportionate share of any litigation cost. VISA has been the subject of several class action anti-trust suits which have either settled or are continuing litigation against it. ICBA Bancard may invoke its indemnification clause with its licensees should it be assessed its proportionate share of outstanding litigation. If that occurs, based on the Company’s volume, Management has determined the potential indemnification to range up to $750,000. However, the Company has determined via a recent VISA IPO document that VISA has funded an escrow account for litigation on behalf of the US banks and could sell more shares on behalf of the US banks. The Company believes the probability that ICBA Bancard will invoke its indemnification clause to be remote based on the above information.

NOTE 14.	Employee and Director Benefit Plans

The Company has a noncontributory employee stock ownership plan (“ESOP”) and an employee savings plan (“401-K”) covering substantially all employees. During 2007, 2006 and 2005 the Company contributed approximately $784,000, $812,000 and $649,000 to the ESOP. Under provisions of the ESOP, the Company can make discretionary contributions to be allocated based on eligible individual annual compensation, as approved by the Board of Directors. Contributions to the ESOP are recognized as compensation expense. For the years ended December 31, 2007, 2006 and 2005, the ESOP and 401-K plans owned 709,893, 628,656 and 383,315 shares of the Company’s stock. ESOP and 401-K shares are included in the weighted average number of shares outstanding for earnings per share computations. The 401-K employee savings plan allowed participating employees to contribute up to $15,500 each in 2007. Eligible employees above the age of 50 have the ability to contribute an additional $5,000 in catch up contributions in 2007. The Company matched 25% of the employees’ elective contribution, as defined, not to exceed 10% of eligible annual compensation. The expense relating to the 25% match was $330,000, $277,000 and $260,000 in 2007, 2006 and 2005, respectively.

The Company also maintains a non-qualified Director Elective Income Deferral Agreement plan for members of the board of directors of the Company and the Bank. Under the present deferred compensation plan, members of

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the board of directors have the ability to defer compensation they receive as directors until a future date elected by the director. The director then also elects either to be paid in a lump sum or annuity starting at the date elected by the director. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s Director Elective Income Deferral Agreement plan. The Bank has a Rabbi trust that contains specific life insurance contracts in support of the deferred compensation plans. Deferred compensation expense totaled $121,000, $106,000 and $88,000 in 2007, 2006 and 2005. Total liabilities carried by the Company for Director Elective Income Deferral totaled $759,000, $672,000 and $598,000 at December 31, 2007, 2006 and 2005, respectively.

The Company maintains a non-qualified salary continuation plan for certain senior executive officers of the Company and the Bank. Under the plan, the Company has agreed to pay these executives retirement benefits for a ten to fifteen year period after their retirement so long as they meet certain length of service vesting requirements. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s salary continuation plan. The Bank has a Rabbi trust that contain specific life insurance contracts in support of the salary continuation plans. Salary continuation expense totaled $511,000, $424,000, and $376,000, in 2007, 2006, and 2005. Total liabilities carried by the Company for salary continuation totaled $3,830,000, $3,614,000, and $3,287,000 in 2007, 2006, and 2005, respectively.

The following table summarizes the net periodic benefit cost recognized for the salary continuation plan:

	Pension	Pension
	Benefit	Benefit
	Fiscal Year	Fiscal Year
	Ending 2007	Ending 2006
(Amounts in thousands)

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$298	$231
Interest cost	212	193
Expected return on plan assets	—	—
Amortization of net obligations at transition	—	—
Amortization of prior service cost	—	—
Recognized net actuarial (gain) loss	—	—

Net Periodic Benefit Cost	$510	$424

The following table sets forth assumptions used in accounting for the plan:

	2007	2006

WEIGHTED-AVERAGE ASSUMPTIONS, DECEMBER 31:
Discount rate	6.25%	6%
Salary scale	N/A	N/A
Expected return on plan assets	N/A	N/A

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

	Pension	Pension
	Benefits 2007	Benefits 2006
	(Amounts in thousands)

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, January 1	$3,614	$3,287
Service cost	298	231
Interest cost	212	193
Plan amendments	—	—
Benefits paid	(149)	(150)
Actuarial gain (loss)	(145)	53

Benefit Obligation, December 31	$3,830	$3,614

CHANGE IN PLAN ASSETS:
Plan assets at fair value, January 1	$—	$—
Actual return on plan assets	—	—
Company contributions	149	150
Benefits paid	(149)	(150)

Plan Assets at Fair Value, December 31	$—	$—

Funded Status	$(3,830)	$(3,614)
Unrecognized net transitional obligation (asset)	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss (gain)	(92)	53

Net Amount Recognized	$(3,922)	$(3,561)

	2007	2006

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION, DECEMBER 31:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(3,830)	(3,614)
Intangible asset	N/A	—
Accumulated other comprehensive expense (income)	(92)	53

Net Amount Recognized	$(3,922)	$(3,561)

Other Comprehensive Expense (Income) Attributable to Change in Additional Minimum Liability Recognition	$(145)	$53

	2007	2006

ADDITIONAL INFORMATION FOR AGGREGATED DEFINED BENEFIT PENSION PLANS, DECEMBER 31:
Projected benefit obligation	$3,830	$3,614
Accumulated benefit obligation	3,830	3,614
Plan assets at fair value	—	—

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the expected benefit payments to participants to be made by the Company under the salary continuation plan for the years indicated:

(Amounts in thousands)

2008	$298
2009	298
2010	298
2011	358
2012	358
2013 — 2017	$2,285

The discount rate used to determine the minimum pension liability in 2007 was derived by using the Citicorp pension yield curve at December 31, 2007 and adjusting the rate for movements in 25 basis point increments.

NOTE 15.	Share-Based Payment

In 1992, shareholders approved the adoption of an incentive stock option plan for bank management and a non-statutory stock option plan for directors. In 2002, shareholders approved the adoption of a new incentive stock option plan for bank management and a new non-statutory stock option plan for directors. The maximum number of shares issuable under the plans is 2,950,976 after accounting for stock dividends, stock splits, and expired plan shares. The stock option plans were amended by the shareholders in 1995, 2001, and 2007, each amendment increased the amount of stock options available for grant. Options are available for grant under the plans at prices that equal fair market value of the stock at the date of grant. Options granted under both plans become exercisable 25% at the time of grant and 25% each year thereafter and expire 10 years from the date of grant.

Prior to January 1, 2006, the Company accounted for share-based payment expense using the intrinsic method, where the difference between the exercise price and the fair market value of the option on the date of grant is recognized as share-based payment expense.

For the valuation of stock options, the Company used the following assumptions:

	2007	2006	2005

Weighted average expected term of options in years	6.29	5.87	6.32
Weighted average volatility of the Company’s underlying common stock	27.17%	29.15%	29.00%
Risk free interest rate	4.38	4.60	4.07
Expected dividend rate	1.52	0.73	0.50

The following table presents the stock option compensation expense included in the Company’s Consolidated Statements of Income and Comprehensive Income for the twelve months ended December 31, 2007 and 2006:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2007	2006
	(Amounts in thousands)

Stock option compensation expense	$1,341	$717
Tax benefit recorded related to stock option compensation expense	(176)	(46)
Decrease in net income	$1,165	$671
Effect on:
Net income per share — basic	$(0.11)	$(0.06)
Net income per share — diluted	$(0.11)	$(0.06)

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity during 2007 is as follows:

		Weighted-Average
	Shares	Exercise Price
	(Shares in thousands)

Outstanding at January 1, 2007	680	$20.73
Options granted	239	26.82
Options exercised	(44)	12.75
Options forfeited	(26)	30.66

Outstanding at December 31, 2007	849	22.55

Exercisable at December 31, 2007	610	$20.21

Option grants during 2007, 2006 and 2005 are as follows:

	2007		2006		2005
	Number	Weighted-		Weighted-		Weighted-
	of	Average Fair	Number	Average Fair	Number	Average Fair
	Shares	Value	of Shares	Value	of Shares	Value
			(Shares in thousands)

Options Granted	239	$8.25	126	$11.42	253	$10.13

Option vesting activity that occurred during 2007:

	Number of	Weighted-Average
	Shares	Fair Value
	(Shares in thousands)

Non-Vested Options at January 1, 2007	115	$11.17
Options Granted	239	8.25
Options Vested	(89)	9.18
Options Forfeited	(26)	10.18

Non-Vested Options at December 31, 2007	239	$9.10

Vested option summary information as of December 31, 2007 is as follows:

			Weighted Average
	Number of	Aggregate	Remaining
	Shares	Intrinsic Value	Contractual Life	Exercise Price
		(Shares and Dollars in thousands)

Vested Options Exercisable at December 31, 2007	610	$2,660	5.89	$20.21

Total Options Outstanding at December 31, 2007	849	$2,720	6.76	$22.55

The vesting schedule for each option holder’s stock option contract is identical to the exercise schedule for each option contract. The total intrinsic value of options exercised was $539,000, $3,303,000 and $2,233,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Intrinsic value is defined as positive difference between the current market price for the underlying stock and the strike price of an option. The exercise price must be less than the current market price of the underlying stock to have intrinsic value. The total fair value of shares vested was $817,000 for the year ended December 31, 2007 and $503,000 for 2006. Total future compensation expense related to nonvested awards was $1,577,000 with a weighted average period to be recognized of 1.96 years as of December 31, 2007.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 29, 2005, the Company’s Board of Directors approved the 100% vesting of all existing unvested stock options outstanding. All the options affected had a positive intrinsic value, and were held by certain members of management and the Board of Directors. The Board took this action so that the Company would not be required to recognize equity compensation expense in the Consolidated Statements of Income and Comprehensive Income on the unvested portion of the stock options outstanding as of November 29, 2005. The unvested share-based payment expense related to this action was $2,409,000. During the year ended December 31, 2007, the additional amount of share-based payment expense that would have been recorded if the stock option vesting schedules had not been accelerated was $545,000, the tax benefit would have been $101,000, and net income would have been reduced by $444,000.

Share-based payment expense related to stock option activity was recorded at $1,341,000 for the year ended December 31, 2007 compared to $717,000 recorded for the year ended December 31, 2006. The $624,000 increase is related to the November, 2005 action by the Board of Directors approving the accelerated vesting of all outstanding stock options at that time. The Board of Directors performed this action to mitigate the effect of the adoption of Financial Accounting Statement 123R. The Company received $559,000 and $2,836,000 in cash related to stock option exercises for the year ended December 31, 2007 and 2006, respectively. The Company recorded a tax benefit related to stock options of $176,000 and $46,000 for the year ended December 31, 2007 and December 31, 2006.

The following table summarizes information about options outstanding at December 31, 2007:

	Options Outstanding
	Number of	Weighted		Weighted	Options Exercisable
Range of Exercise	Shares	Remaining		Average	Number	Weighted Average
Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$3.81-6.06	104,048	2.42	Years	$5.58	104,048	$5.58
6.63-12.44	100,250	3.96		9.30	100,250	9.30
13.81-19.83	84,900	8.43		17.93	41,783	17.32
19.88-21.37	86,962	5.86		20.96	86,962	20.96
22.07-26.34	115,199	7.54		25.05	93,449	25.21
26.51-30.02	89,300	8.85		29.04	34,800	29.27
30.25-32.09	104,500	8.39		31.86	44,375	31.69
32.32-32.94	86,500	8.20		32.69	54,500	32.72
32.98-34.88	65,500	8.05		34.01	43,750	34.03
35.77-35.77	12,000	8.13		35.77	6,000	35.77

$3.81-35.77	849,159	6.76	Years	$22.55	609,917	$20.21

The number of shares and exercise price per share has been adjusted for stock dividends and stock splits.

NOTE 16.	Fair Value of Financial Instruments

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

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

FINANCIAL ASSETS

Cash and cash equivalents:  For these assets, the carrying amount approximates fair value.

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

Interest Receivable:  The carrying amount of this asset approximates fair value due to time frame for receipt.

Bank Owned Life Insurance:  The carrying amount of this asset approximates fair value.

FINANCIAL LIABILITIES

Deposits:  The fair values disclosed for deposits generally paid upon demand (i.e. non-interest-bearing and negotiable orders of withdrawal) savings and money market accounts are considered equal to their respective carrying amounts as reported on the consolidated balance sheets. The fair value of fixed rate certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings:  For these instruments, the fair value is estimated using rates currently available for similar borrowings with similar credit risk and for the remaining maturities.

Junior subordinated debentures:  For these instruments, the fair value is estimated using quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable.

Interest payable:  The carrying amount of this asset approximates fair value as amounts will be paid within 6 months.

Loan Commitments and standby letters of credit:   The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rate. The fair value of letters of credit is based on fees currently charged for similar arrangements or on the estimated cost to terminate them or otherwise settle the obligation with the counter parties at the recording date.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carrying	Fair
2007	Amount	Value
	(Amounts in thousands)

FINANCIAL ASSETS:
Cash and cash equivalents	$83,973	$83,973
Available for sale investment securities	223,016	223,016
Held to maturity investment securities	155,483	155,767
Net loans	1,458,881	1,489,594
Interest receivable	10,541	10,541
Bank owned life insurance	43,677	43,677
FINANCIAL LIABILITIES:
Non-interest-bearing demand	310,622	310,622
Negotiable orders of withdrawal	254,735	254,735
Savings	471,016	471,016
Time deposits	638,892	639,931
Borrowings	217,816	217,638
Junior subordinated debentures	57,734	57,544
Interest payable	2,267	2,267

	Contract	Fair
	Amount	Value

OFF-BALANCE SHEET:
Loan commitments	$477,619	$3,582
Standby letters of credit	6,505	65

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carrying	Fair
2006	Amount	Value
	(Amounts in thousands)

FINANCIAL ASSETS:
Cash and cash equivalents	$44,853	$44,853
Federal funds sold	150,680	150,680
Time deposits at other financial institutions	350	350
Available for sale investment securities	256,538	256,538
Held to maturity investment securities	168,058	166,266
Net loans	1,210,730	1,205,505
Interest receivable	9,819	9,819
Bank owned life insurance	43,051	43,051
Interest rate floor	314	314
FINANCIAL LIABILITIES:
Non-interest-bearing demand	287,723	287,723
Negotiable orders of withdrawal	225,481	225,481
Savings	436,494	436,494
Time deposits	665,643	665,643
Borrowings	151,697	152,034
Junior subordinated debentures	31,960	32,256
Interest payable	2,779	2,779

	Contract	Fair
	Amount	Value

OFF-BALANCE SHEET:
Loan commitments	$445,189	$3,339
Standby letters of credit	6,739	67

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Parent Company Only Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed balance sheets of the Company as of December 31, 2007 and 2006 and the condensed statements of income (loss) and cash flows for the years ended December 31, 2007, 2006, and 2005:

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(Amounts in thousands)

ASSETS:
Cash and short-term investments	$1,124	$19,197
Investment in subsidiaries	192,870	150,339
Net premises and equipment	1,946	1,217
Other assets	9,274	8,831

Total Assets	$205,214	$179,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Junior subordinated debentures	$57,734	$31,960
Capitalized lease	946	945
Other short term borrowings	2,629	—
Other liabilities	2,178	911

Total Liabilities:	63,487	33,816

Total Shareholders’ Equity	141,727	145,768

Total Liabilities and Shareholders’ Equity	$205,214	$179,584

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

INCOME:
Interest	$999	$663	$245
Management fees from subsidiaries	22,000	19,491	15,091
Other non-interest income	127	89	82

Total Income	23,126	20,243	15,418
EXPENSES:
Interest on borrowings	2,968	2,067	1,287
Capitalized lease interest expense	66	53	50
Salaries and related benefits	9,264	8,350	6,637
Other non-interest expense	12,415	10,647	8,373

Total Other Expenses	24,713	21,117	16,347
Loss before income taxes and equity in undistributed earnings of subsidiaries	(1,587)	(874)	(929)
Income tax benefit	274	19	356
Equity in undistributed income of subsidiaries	(2,303)	23,503	21,378

Net Income (loss)	$(3,616)	$22,648	$20,805

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net income (loss)	$(3,616)	$22,649	$20,805
ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation of fixed assets	565	425	423
Equity in undistributed earnings of subsidiaries	2,303	(23,503)	(21,378)
Increase (decrease) in other assets	(259)	(977)	(1,313)
Increase (decrease) in other liabilities	1,321	(643)	375

Net Cash Provided by (Used in) Operating Activities	314	(2,049)	(1,088)
INVESTING ACTIVITIES:
Purchase of AFS equity securities	—	(2,531)	—
Investment portfolio market valuation	195	95
Subordinated debt to subsidiaries	(20,000)
Capital contribution to subsidiary bank	(8,500)	(2,000)	—
Purchase of subsidiary	(14,001)	—	—
Purchase of premises and equipment	(1,294)	(868)	(430)

Net Cash (Used in) Provided by Investing Activities	(43,600)	(5,304)	(430)
FINANCING ACTIVITIES:
Issuance of junior subordinated debentures	25,000	15,000	—
Net (decrease) increase in other borrowings and capitalized lease	2,630	305	(84)
Issuance of common stock related to exercise of stock options and employee benefit plans	2,013	4,801	2,646
Cash dividends	(4,430)	(3,112)	(1,886)

Net Cash Provided by Financing Activities	25,213	16,994	676

Increase (decrease) in cash and cash equivalents	(18,073)	9,641	(842)
Cash and cash equivalents at beginning of year	19,197	9,556	10,398

Cash and Cash Equivalents at End of Year	$1,124	$19,197	$9,556

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Quarterly Results of Operations (Unaudited)

	2007 Quarter Ended
	Dec 31	Sept 30	June 30	Mar 31
	(Amounts in thousands except per share amounts)

Interest income	$36,642	$33,179	$31,297	$31,215
Interest expense	15,758	15,218	14,299	14,471
Net interest income	20,884	17,961	16,998	16,744
Provision for loan losses	25,158	732	3,713	200
Non-interest income	2,049	5,116	3,634	2,959
Non-interest expenses	22,591	15,356	16,145	13,907
Income before income taxes	(24,816)	6,989	774	5,596
Income taxes	(10,586)	993	132	1,620
Net income (loss)	(14,230)	5,996	642	3,976
Basic earnings (loss) per share(1)	$(1.30)	$0.56	$0.06	$0.37
Diluted earnings (loss) per share(1)	$(1.30)	$0.55	$0.06	$0.36

	2006 Quarter Ended
	Dec 31	Sept 30	June 30	Mar 31
	(Amounts in thousands except per share amounts)

Interest income	$33,076	$31,020	$30,406	$27,647
Interest expense	15,011	12,871	10,930	9,289
Net interest income	18,065	18,149	19,476	18,358
Provision for loan losses	—	200	200	—
Non-interest income	2,928	2,966	3,422	2,632
Non-interest expenses	13,760	13,004	13,118	12,488
Income before income taxes	7,233	7,911	9,580	8,502
Income taxes	2,014	2,279	3,333	2,952
Net income	5,219	5,632	6,247	5,550
Basic earnings per share(1)	$0.47	$0.54	$0.59	$0.52
Diluted earnings per share(1)	$0.46	$0.53	$0.57	$0.51

(1)	Basic and diluted earnings per share calculations are based upon the weighted average number of shares outstanding during each period. Full year weighted average shares differ from quarterly weighted average shares and, therefore, annual earnings per share may not equal the sum of the quarters.

NOTE 19.	Derivatives

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, the Company used an interest rate floor to protect against movements in interest rates below the floor’s strike rate prior to the floor’s termination in December 2007. The interest rate floor had a notional amount of $100,000,000, a strike rate of 6.5%, and an original maturity date of September 1, 2010. During 2007 and 2006, the floor was used to hedge the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate (Prime). For accounting purposes, the floor was designated as a cash flow hedge of the overall changes in cash flows on the first Prime-based interest payments received by the Company each calendar month during the term of the hedge that, in aggregate for each period, were interest payments on principal from specified portfolios equal to the notional amount of the floor.

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the termination of the floor, the Company used the “Hypothetical Derivative Method” described in Statement 133 Implementation Issue No. G20, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge,” for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest and fees on loans” for the hedging relationship described above) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge, if any, is recorded as a gain or loss in the consolidated statement of income and comprehensive income as part of noninterest income. The Company also monitored the risk of counterparty default on an ongoing basis.

Prepayments in hedged loan portfolios were treated in a manner consistent with the guidance in Statement 133 Implementation Issue No. G25, “Cash Flow hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans,” which allows the designated forecasted transactions to be the variable Prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations.

As of December 31, 2007, the Company did not have any outstanding derivative positions. Additionally, the Company does not use derivatives for trading or speculative purposes.

At December 31, 2006, the interest rate floor designated as a cash flow hedge had a fair value of $314,000 which was included in other assets. For the years ended December 31, 2007, 2006, and 2005, the change in net unrealized gains/losses on the cash flow hedge reported in the consolidated statements of shareholders’ equity was $998,000 (net gain), $371,000 (net loss), and $525,000 (net loss), respectively. Amounts reported in accumulated other comprehensive income related to the terminated interest rate floor will be reclassified to interest income when the originally hedged forecasted transactions (interest payments on variable-rate loans) affect earnings. For the years ended December 31, 2007, 2006, and 2005, the change in net unrealized gains/losses on the cash flow hedge reflects a reclassification of $203,000, $58,000, and $3,600, respectively, of net unrealized losses from accumulated other comprehensive income to interest income. For the year ended December 31, 2007, the Company accelerated the reclassification of $23,000 of net unrealized losses from accumulated other comprehensive income to other expense due to the interest receipts in certain designated loan pools becoming probable not to occur. For the year ended December 31, 2008, the Company estimates that an additional $126,000 will be reclassified from accumulated other comprehensive income as a reduction to interest income.

For the year ended December 31, 2007, the Company recognized a loss of $117,000 for hedge ineffectiveness due to a mismatch between the floor notional and the aggregate principal amount of the designated loan pools, which is reported in other income/expense in the consolidated statements of income. No hedge ineffectiveness from the hedging relationship was recognized during the years ended December 31, 2006 and 2005.

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

CAPITAL CORP OF THE WEST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value and notional amounts for trading derivatives at December 31, 2006 and December 31, 2005 are presented below.

	December 31, 2006
	Fair	Notional
	Value	Amount
	(Amounts in thousands)

Purchased option, interest rate floor	$314	$100,000

	December 31, 2005
	Fair	Notional
	Value	Amount
	(Amounts in thousands)

Purchased option, interest rate floor	$743	$100,000

NOTE 20.	Litigation

The Company is a party to legal proceedings related to foreclosed property of which the Company had a specific reserve of $756,000 at December 31, 2007, related to the Company’s best estimate of probable loss on this legal matter. The Company’s maximum exposure related to this matter is $1.5 million.

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

NOTE 21.	Subsequent Events

The Company and County Bank expect to enter into a formal agreement with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, as County Bank’s primary federal and state bank regulators. Although the specific terms of the anticipated agreement have not yet been determined, the Company believes that the agreement will include restrictions and requirements with respect to the Bank’s capital levels, asset quality, management, earnings, liquidity and sensitivity to market risks. The Company has announced the suspension of common stock dividends through the end of 2008 as a measure to conserve capital. The Company has also announced the formation of a Regulatory Oversight Committee (ROC) composed of three outside directors. The committee includes independent directors Michael Graves, Audit Committee Chair, and Jerry Callister, Chairman of the Board. The ROC will be chaired by Director Donald T. Briggs, Jr. The Oversight Committee has been given authority by the Company’s board to oversee all of the Company’s operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in the Company’s accountants nor any disagreements with those accountants on accounting and financial disclosure during 2007.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007 pursuant to Exchange Act Rule 13a-15b. Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2007.

(b)	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the internal control over financial reporting, management used the framework established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2007:

1.	Our Internal Control over Financial Reporting related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses contained multiple deficiencies that represent material weaknesses. Specifically the Company did not:

•	Maintain policies and procedures to ensure that line personnel perform an analysis adequate to risk classify the loan portfolio.

•	Effectively monitor whether the number of qualified and trained personnel in our credit administration processes is sufficient to identify problem loans timely.

•	Maintain policies and procedures to ensure that SFAS 114 Accounting by Creditors for Impairment of a Loan documentation is prepared timely, accurately and subject to supervisory review.

•	Effectively monitor whether lending personnel provide information about at risk loans to credit administration on a timely basis, including appraisals necessary to support the valuations of collateral included in our SFAS 114 analysis.

These material weaknesses led to a material error in the provision for loan losses and the allowance for loan losses in the Company’s preliminary financial statements and contributed to delays in the preparation of the Company’s financial statements and Form 10-K as of December 31, 2007.

2.	We did not maintain sufficient levels of appropriately qualified and trained personnel in our financial reporting processes. As a result, our internal control over financial reporting does not include adequately designed entity-level controls to ensure that the appropriate accounting policies are selected and updated as circumstances change, and that the necessary policies and procedures are followed in preparing our financial statements and are implemented and understood by Company personnel involved in the financial reporting process. This material weakness resulted in ineffective analysis, implementation, monitoring and documentation of accounting policies and contributed to material weaknesses in the following areas:

•	The Company’s policies and procedures were inadequate to ensure an appropriate and timely evaluation of whether the Company is the primary beneficiary of its investments in limited partnerships and how the investment should be accounted for in the Company’s financial statements.

•	The Company’s policies and procedures were inadequate to ensure that the method of accounting (cost or equity) and amortization period was appropriately selected for its investments in affordable housing partnerships.

•	The Company’s policies and procedures were inadequate to ensure that impairment charges arising from declines in the value of Other Real Estate Owned (‘OREO’) investments were recognized and the accounting policy for the participant share was appropriate.

•	The Company’s policies and procedures were inadequate to ensure appropriate accounting, presentation and disclosure of the liabilities associated with mechanics liens, bonded stop notices on loans, and the associated potential insurance recoveries.

•	The Company’s policies and procedures for determining minimum lease commitments were inadequate and did not include the necessary supervisory review to ensure accurate presentation and disclosure in the financial statements.

These material weaknesses led to errors in investments, amortization expense, interest expense, other real estate owned expenses and other liabilities.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of December 31, 2007, the internal control over financial reporting was not effective as a result of the aforementioned material weaknesses.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

(c)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the internal control over financial reporting identified in management’s evaluation during the fourth quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

(d)	REMEDIATION OF MATERIAL WEAKNESSES

The Company determined the following preliminary steps necessary to address the aforementioned material weaknesses, including:

•	Engaging independent credit specialists to evaluate a substantial portion of the commercial, real estate and construction loan portfolios;

•	Ensuring via review by qualified senior management that management’s assessment of loans requiring impairment analysis in accordance with SFAS 114 is supported by comprehensive documentation;

•	Training of lending and credit personnel to ensure that loans are appropriately classified and that problem loans are identified and communicated to Credit Administration on a timely basis;

•	Putting a process in place to involve the Accounting department in the preparation and review of comprehensive documentation developed by Credit Administration to support the loan loss provisioning and the adequacy of the Allowance for Loan Losses;

•	Hiring of additional accounting and credit personnel to ensure that personnel with adequate experience, skills and knowledge particularly in relation to complex or non-routine transactions are directly involved in the review and accounting evaluation of such transactions;

•	Documenting of processes and procedures, along with appropriate training, to ensure that the accounting policies, conform to GAAP and are consistently applied prospectively; and

•	Ensuring through appropriate review by senior level personnel that management’s analysis of the appropriate accounting treatment for Affordable Housing Partnership investments is supported by comprehensive documentation.

However we began to execute the remediation plans identified above in the first quarter of 2008, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.

We cannot assure you that these remediation efforts will be successful or that further measures will not be necessary to remediate the material weaknesses.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the section of the Company’s 2008 Proxy Statement titled “Election of Directors”.

ITEM 11.	EXECUTIVE COMPENSATION

As permitted by the Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company’s 2008 Proxy Statement titled “Information Pertaining to Election of Directors”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the sections of the Company’s 2008 Proxy Statement, titled “Beneficial Ownership of Management” and “Principal Shareholders.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As permitted by the Securities and Exchange Commission’s rules relating to Form 10-K, the information called for by this item is incorporated by reference from the Company’s Proxy Statement, which was filed on or about April 2, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

As permitted by the Securities and Exchange Commission, the information called for by this item is incorporated by reference from the section of the Company’s 2008 Proxy Statement titled “Auditor Fees”.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

An index of all financial statements and schedules filed as part of this Form 10-K appears below and the material which begins on the pages of Item 8 of this Report listed below.

Financial Statements:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2008.

CAPITAL CORP OF THE WEST

By:	/s/ Thomas T. Hawker
THOMAS T. HAWKER
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 2, 2008

By:	/s/ David A. Heaberlin
DAVID A. HEABERLIN
Executive Vice President and
Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer)

Date: April 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jerry E. Callister JERRY E. CALLISTER	Chairman of the Board of Directors	April 2, 2008

/s/ Thomas T. Hawker THOMAS T. HAWKER	Director/CEO and Principal Executive Officer	April 2, 2008

/s/ David A. Heaberlin DAVID A. HEABERLIN	Chief Financial Officer Principal Financial and Accounting Officer	April 2, 2008

/s/ Dorothy L. Bizzini DOROTHY L. BIZZINI	Director	April 2, 2008

/s/ David X. Bonnar DAVID X. BONNAR	Director	April 2, 2008

/s/ Donald T. Briggs, Jr DONALD T. BRIGGS, JR	Director	April 2, 2008

Signature	Capacity	Date

/s/ John D. Fawcett JOHN D. FAWCETT	Director	April 2, 2008

/s/ Curtis R. Grant CURTIS R. GRANT	Director	April 2, 2008

/s/ G. Michael Graves G. MICHAEL GRAVES	Director	April 2, 2008

/s/ Curtis A. Riggs CURTIS A. RIGGS	Director	April 2, 2008

/s/ Gerald L. Tahajian GERALD L. TAHAJIAN	Director	April 2, 2008

Exhibit Index

The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this 10-K

Exhibit
Number	Exhibit

2.1	Purchase and Assumption Agreement by and between National Bank of Arizona and County Bank dated June 11, 2007 (incorporated by reference to Exhibit 2.1 on Form 8-K of the registrant filed November 8, 2007
2.2	Stock Purchase Agreement between Capital Corp of the West and Bay View Funding, as amended by Amendment (incorporated by reference to Exhibit 2.2 of the report on Form 10-Q filed November 9, 2007) as amended by Amendment No. 1 to Stock Purchase Agreement between Capital Corp of the West and Bay View Funding dated October 5, 2007 (incorporated by reference to Exhibit 2.3 of the report on Form 10-Q/A filed February 4, 2008)
3.1	Articles of Incorporation as in effect on April 8, 2005 (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
3.3	Rights Agreement between Capital Corp of the West and Harris Trust Company of California dated as of September 26, 2007, including Form of Right Certificate attached thereto as Exhibit B (incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form 8-A filed on October 1, 1997) and amended by Amendment to Rights Agreement dated as of September 26, 2007 between Capital Corp of the West and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of Registration Statement on Form 8-A/A filed September 27, 2007.
4.1	Indenture, dated as of February 22, 2001 between Capital Corp of the West, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003)
4.2	Amended and Restated Declaration of Trust of County Statutory Trust I by and between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and Capital Corp of the West, as Sponsor (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003)
4.3	Indenture, dated as of December 17, 2003 between Capital Corp of the West, as Issuer, and U S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2003)
4.4	Amended and Restated Declaration of Trust of County Statutory Trust II by and among U. S. Bank National Association, as Institutional Trustee, and Capital Corp of the West, as Sponsor and Kenneth K. Lee, Janey Cabral, and David Curtis, as Administrators, dated as of December 17, 2003 (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2003)
4.5	Indenture, dated as of June 23, 2006, between Capital Corp of the West, as Issuer, and State Street Bank and Trust of Connecticut, National Association, as Trustee
4.6	Amended and Restated Declaration of Trust of County Statutory Trust III by and between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and Capital Corp of the West, as Sponsor, dated as of June 23, 2006
4.7	Indenture, dated as of October 31, 2007, between Capital Corp of the West, as Issuer, and Wilmington Trust Company, as Trustee
4.8	Amended and Restated Declaration of Trust of County Statutory Trust IV by and between Wilmington Trust Company, as Trustee, and Capital Corp of the West, as Sponsor, dated as of October 31, 2007
10.1	Employment Agreement between Thomas T. Hawker and Capital Corp. of the West dated January 1, 2005 (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of the registrant for the Quarter Ended March 31, 2005)	*

E-1

Exhibit
Number	Exh ibit

10.2	Form of Severance Agreement for certain executive officers of the registrant (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 27, 2004)	*
10.3	Director Elective Income Deferral Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 23, 2004)	*
10.4	1992 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K of the registrant for the year ended December 31, 1995).	*
10.5	2002 Stock Option Plan (incorporated by reference to Exhibit A to the registrant’s proxy statement dated March 13, 2002)	*
10.6	Salary Continuation Agreement dated July 20, 2005, between Capital Corp of the West and John J. Incandela, Executive Vice President and Chief Credit Officer of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated February 14, 2006)	*
10.7	Severance Agreement dated June 20, 2005 between Capital Corp of the West and John J. Incandela (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated February 14, 2006).	*
10.8	Amended Executive Salary Continuation Agreement between senior executive management and Capital Corp of the West. (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003).	*
10.9	Press Release of the registrant dated November 29, 2005 announcing acceleration of stock option vesting (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated November 29, 2005).	*
10.10	Salary Continuation Agreement dated April 1, 2006, between Capital Corp of the West and Katherine Wohlford, Executive Vice President and Chief Administrative Officer of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated April 7, 2006, as amended by Amendment No. 1)	*
10.11	Severance Agreement dated March 29, 2006 between Capital Corp of the West and Katherine Wohlford (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated April 7, 2006, as amended by Amendment No. 1).	*
10.12	Salary Continuation Agreement dated June 26, 2006, between Capital Corp of the West and Richard de la Pena, Executive Vice President and General Counsel of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated July 7, 2006)	*
10.13	Severance Agreement dated June 26, 2006 between Capital Corp of the West and Richard de la Pena (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated July 7, 2006).	*
10.14	Salary Continuation Agreement dated June 19, 2006, between Capital Corp of the West and David A. Heaberlin, Executive Vice President and Chief Financial Officer of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated July 7, 2006)	*
10.15	Severance Agreement dated June 19, 2006 between Capital Corp of the West and David A. Heaberlin (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated July 7, 2006).	*
10.16	Form of Director Elective Income Deferral Agreement (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*
10.17	Director Elective Income Deferral Agreement between Dorothy Bizzini and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*
10.18	Director Elective Income Deferral Agreement between David Bonnar and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*
10.19	Director Elective Income Deferral Agreement between John Fawcett and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*
10.20	Director Elective Income Deferral Agreement between Jerry E. Callister and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*

E-2

Exhibit
Number	Exh ibit

11	Statement Regarding the Computation of Earnings Per Share (incorporated herein by reference from Note 1 of the Company’s Consolidated Financial Statements, included in this report).
14	Code of Ethics (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 7, 2004).
21	List of Subsidiaries
23.1	Independent Registered Public Accounting Firm’s Consent Regarding Financial Statements
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes management contract or compensatory plan arrangement.

E-3