Form 10-Q
period 2008-03-31
CAPITAL CORP OF THE WEST
filed 2008-05-19
CIK 1004740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2008
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares outstanding of the registrant’s common stock, no par value, as of May 5, 2008 was 10,809,507. No shares of preferred stock, no par value, were outstanding at May 5, 2008.

Capital Corp of the West

PART I — Financial Information
Item 1. Financial Statements (unaudited)
Capital Corp of the West
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31,	As of December 31,
(Dollars in thousands)	2008	2007
ASSETS:
Cash and non-interest-bearing deposits in other banks	$69,330	$66,708
Federal funds sold	15,675	17,165
Time deposits at other financial institutions	100	100
Investment securities available for sale, at fair value	216,635	223,016
Investment securities held to maturity, at cost; fair value of $152,220 and $155,767 at March 31, 2008 and December 31, 2007	150,830	155,483
Loans, net of allowance for loan losses of $36,300 and $35,800 at March 31, 2008 and December 31, 2007	1,465,546	1,458,881
Interest receivable	9,177	10,541
Premises and equipment, net	53,706	54,192
Goodwill	34,313	34,313
Other intangibles	6,634	6,940
Cash value of life insurance	44,447	43,677
Investment in housing tax credit limited partnerships	5,955	6,186
Other real estate owned	7,604	7,550
Other assets	24,137	23,987

Total assets:	$2,104,089	$2,108,739

LIABILITIES:
Deposits:
Non-interest-bearing demand	$278,437	$310,622
Negotiable orders of withdrawal	247,703	254,735
Savings	410,044	471,016
Time, under $100,000	363,849	368,765
Time, $100,000 and over	240,970	270,127

Total deposits:	1,541,003	1,675,265
Other borrowings	346,027	217,816
Junior subordinated debentures	57,734	57,734
Accrued interest, taxes and other liabilities	14,960	16,197

Total liabilities:	1,959,724	1,967,012

Commitments and contingencies (note 10)	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	—	—

Common stock, no par value; 54,000,000 shares authorized; 10,804,588 issued and outstanding at March 31, 2008 and December 31, 2007	66,956	66,599

Retained earnings	75,689	74,757
Accumulated other comprehensive income, net	1,720	371
Total shareholders’ equity:	144,365	141,727

Total liabilities and shareholders’ equity:	$2,104,089	$2,108,739

See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31
(Amounts in thousands, except per share data)	2008	2007
INTEREST INCOME:
Interest and fees on loans	$28,470	$25,278
Interest on time deposits with other financial institutions	1	5
Interest on Investment Securities Held to Maturity:
Taxable	747	813
Non-taxable	848	921
Interest on Investment Securities Available for Sale:
Taxable	2,673	2,952
Non-taxable	8	11
Interest on federal funds sold	179	1,235
Total Interest Income	32,926	31,215

INTEREST EXPENSE:
Deposits:
Negotiable orders of withdrawal	465	585
Savings	3,024	3,510
Time, under $100,000	3,789	3,659
Time, $100,000 and over	2,565	4,184
Total Interest on Deposits	9,843	11,938
Interest on junior subordinated debentures	897	675
Interest on other borrowings	2,425	1,858
Total Interest Expense	13,165	14,471

Net interest income	19,761	16,744
Provision for loan losses	1,407	200
Net Interest Income after Provision for Loan Losses	18,354	16,544

NON-INTEREST INCOME:
Service charges on deposit accounts	2,240	1,705
Gain on sale of available for sale securities	733	37
Increase in cash surrender value of life insurance policies	770	409
Other	845	808
Total Non-Interest Income	4,588	2,959

NON-INTEREST EXPENSE:
Salaries and related benefits	10,187	7,808
Premises and occupancy	1,885	1,544
Equipment	1,707	1,184
Professional fees	1,578	811
Supplies	209	229
Marketing	704	313
Intangible amortization	306	—
Charitable donations	134	180
Communications	447	348
Other real estate owned	158	—
Other	2,449	1,490
Total Non-Interest Expenses	19,764	13,907
Income before provision for income taxes	3,178	5,596
Provision for income taxes	869	1,620
Net Income	$2,309	$3,976

Basic earnings per share	$0.21	$0.37
Diluted earnings per share	$0.21	$0.36
(See accompanying notes to condensed consolidated financial statements.)

Capital Corp of the West
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

				Accumulated
	Common Stock			other
	Number of		Retained	Comprehensive
(Amounts in thousands)	Shares	Amounts	earnings	(loss) income	Total
Balance, December 31, 2006	10,761	$64,586	$82,803	$(1,620)	$145,769
Exercise of stock options, including tax benefit of $18	17	215	—	—	215
Effect of share-based payment expense	—	549	—	—	549
Net change in fair value of available for sale investment securities, net of tax effect of $129 (1)	—	—	—	142	142
Net change in fair value of interest rate floor, net of tax effect of $34	—	—	—	47	47
Cash dividends	—	—	(864)	—	(864)
Net income	—	—	3,976	—	3,976

Balance, March 31, 2007	10,778	$65,350	$85,915	$(1,431)	$149,834

Balance, January 1, 2008, before cumulative effect of change in accounting principle	10,805	$66,599	$74,757	$371	$141,727
Cumulative effect of change in accounting principle (note 2)	—	—	(186)	—	(186)

Balance, January 1, 2008, after cumulative effect of change in accounting principle	10,805	66,599	74,571	371	141,541
Effect of share-based payment expense	—	357	—	—	357
Net change in fair value of available for sale investment securities, net of tax effect of $944 (2)	—	—	—	1,269	1,269
Amortization of interest rate floor, net of tax effect of $59				80	80
Cash dividends	—	—	(1,191)	—	(1,191)
Net income	—	—	2,309	—	2,309

Balance, March 31, 2008	10,805	$66,956	$75,689	$1,720	$144,365

(1)	Includes reclassification adjustment for net losses included in net income of $22 (net of $15 tax benefit).

(2)	Includes reclassification adjustment for net gains included in net income of $425 (net of $308 tax expense).
See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	March 31,
(Amounts in thousands)	2008	2007
Net income	$2,309	$3,976
Unrealized gain on securities arising during the period, net	1,694	142
Reclassification adjustment for losses (gains) realized in net income, net of tax (expense of $308 in 2008 and benefit of $15 in 2007)	(425)	22
Unrealized gain or amortization on interest rate floor arising during the period, net	80	25

Comprehensive income	$3,658	$4,165

See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months
	Ended March 31,
(Amounts in thousands)	2008	2007
Operating activities:
Net income	$2,309	$3,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,407	200
Depreciation, amortization and accretion, net	2,820	1,979
Origination of loans held for sale	(2,720)	(1,517)
Proceeds from sales of loans	1,106	2,262
Gain on sale of loans	(63)	(65)
Gain on sale of available for sale securities	(733)	—
Increase in cash value of bank owned life insurance	(770)	(409)
Non-cash share based payment expense	357	549
Net decrease in interest receivable and other assets	1,021	9,887
Net decrease in accrued interest, taxes and other liabilities	(2,462)	(1,788)

Net cash provided by operating activities:	2,272	15,074

Investing activities:
Investment securities purchased — available for sale securities	(34,878)	(107)
Proceeds from maturities of available for sale investment securities	13,121	8,084
Proceeds from maturities of held to maturity investment securities	4,483	1,947
Proceeds from sales of available for sale securities	31,223	—
Net increase in loans	(7,064)	(12,208)
Purchases of premises and equipment	(783)	(4,056)

Net cash used in investing activities:	6,102	(6,340)

Financing activities:
Net decrease in demand, NOW and savings deposits	(100,189)	(47,656)
Net decrease in certificates of deposit	(34,073)	(33,180)
Proceeds from borrowings	25,000	—
Net increase (decrease) in short-term borrowings	103,211	(26,373)
Payment of cash dividends	(1,191)	(864)
Exercise of stock options	—	197
Tax benefits related to exercise of stock options	—	18

Net cash (used in) provided by financing activities:	(7,242)	(107,858)

Net (decrease) increase in cash and cash equivalents	1,132	(99,124)

Cash and cash equivalents at beginning of period	83,873	195,533

Cash and cash equivalents at end of period	$85,005	$96,409

See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS
     Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. The Company at March 31, 2008 has total assets of $2.1 billion and total shareholders’ equity of $144.4 million. The Company has one wholly-owned inactive non-bank subsidiary, Capital West Group (“CWG”). The Bank has three wholly-owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”) a real estate company, County Asset Advisors (“CAA”) and 1977 Services Corporation, which was formed in 2007 to hold a foreclosed real estate construction project in Rocklin, California. County Investment Trust (“REIT”), a former subsidiary of the Bank, was liquidated in 2006. CAA is currently inactive, and MAID has limited operations serving as the owner of certain bank properties. All references herein to the Company include all subsidiaries of the Company, the Bank and the Bank’s subsidiaries, unless the context otherwise requires. The Company is also the parent of County Statutory Trust I, County Statutory Trust II, County Statutory Trust III, and County Statutory Trust IV, which are all trust subsidiaries, established to facilitate the issuance of trust preferred securities. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company’s primary asset and source of income is the Bank. On October 5, 2007, the Company acquired Bay View Funding, a factoring business headquartered in San Mateo, CA. On November 2, 2007, the Company acquired eleven California branches of National Bank of Arizona dba The Stockmen’s Bank of California.
     The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to applicable limits. The Bank is a member of the Federal Reserve System.
     The Bank is a community bank with operations located mainly in the San Joaquin Valley of Central California with additional business banking operations in the San Francisco Bay Area. The corporate headquarters of the Company and the Bank’s main branch facility are located at 550 West Main Street, Merced, California. In addition to this facility, there are two administrative centers in downtown Merced with an additional 33,000 square feet of office space. The Bank has 40 full-service branch offices, primarily in Fresno, Kings, Madera, Mariposa, Merced, Sacramento, San Bernardino, San Francisco, San Joaquin, Stanislaus, Santa Clara, Tulare and Tuolumne counties.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for any future periods. These interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).
     The accompanying interim condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 1 (Summary of Significant Accounting Policies) under Part II, Item 8 of our 2007 Form 10-K.
     The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
     The Company uses a taxable equivalent method to evaluate performance in its investment portfolio. The taxable equivalent method converts tax benefits into an equivalent pretax interest or dividend income on tax advantaged investment securities. This adjustment is made in order to make yield comparisons using a total economic benefit approach. Taxable equivalent interest income is equal to recorded interest income plus the interest income pretax equivalent of the tax benefit afforded certain investment securities, such as bank qualified state and municipal debt securities and corporate dividends received from certain equity securities. The tax rate used in calculating the taxable equivalent interest income was 35% for the three months ended March 31, 2008 and 2007.
     We review our securities at least quarterly for indications of impairment, which requires significant judgment. Investments identified as having an indication of impairment are reviewed further to determine if the investment is other than temporarily impaired. We reduce the investment value when we consider declines in value to be other than temporary and we recognize the estimated loss as a loss on investment securities, which is a component of noninterest income. Factors considered for impairment include, length of time and the extent to which market value has been less than cost, reasons for decline in market price — whether an industry issue or issuer specific, changes in the general market condition of the area or issuer’s industry, the issuer’s financial condition, capital strength, ability to make timely future payments and any changes in agencies’ ratings and any potential actions.
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
     Management applies an evaluation process to the loan portfolio to estimate the required allowance for loan losses. It maintains a systematic process for the evaluation of individual loans for inherent risk of loan losses. Each loan is assigned a credit risk rating. Credit risk ratings are assigned on a 13 point scale, ranging from loans with a low risk of nonpayment to loans which have been charged-off. Each quarter, an analysis of all substandard loans exceeding $250,000 is prepared by the lending officer and reviewed by credit personnel. This credit risk evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, internal and external credit review, and general economic conditions. Bank policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. The review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses includes an allowance for individual loans deemed to be impaired under the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, a general allowance representing the estimated credit losses of segmented pools of loans, by type, and by behavioral characteristics, and a qualitative reserve. The factors considered when determining the qualitative reserves include more subjective measures that would likely cause the future loan losses to differ from the estimate of credit losses made according to the estimates for specific and general reserves. These factors include:
•	changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices and resources,

•	changes in the national and local economic and business conditions and developments, including the condition of various market segments,

•	changes in the nature and volume of the portfolio,

•	changes in the experience, ability and depth of lending management staff,

•	changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accruals, troubled debt restructuring and other loan modifications,

•	changes in the home lending construction industry and effect on the Company’s construction loans,

•	changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors,

•	the existence and effect of any concentrations of credit, and changes in the levels of concentrations, and

•	the effect of external forces such as competitive and legal regulatory requirements on the level of estimated credit losses in the Company’s current portfolio.
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
     A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent, depending on the circumstances. If the measurement of impairment for the loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses.

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
     Goodwill and Other Intangible Assets:  Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. Goodwill is the Company’s only intangible asset with an indefinite life. Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values, and reviewed annually for impairment. The weighted average life at March 31, 2008 for such intangible assets was 3.7 years.
     Goodwill and intangible assets are reviewed annually for impairment. If impairment is indicated, recoverability of the asset is assessed based upon discounted net cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Management’s assumptions regarding fair value requires significant judgment about economic factors, business climate, and industry factors.
     Income Taxes:  The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created. Interim tax provisions are computed utilizing forecasted events for the year and an effective tax rate determined in accordance with APB No. 28.
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

     Postretirement Split-Dollar Life Insurance Arrangements: In September 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Company implemented EITF 06-4, on January 1, 2008 and is accruing, over the employees’ service period, a liability for the actuarial present value of the future death benefits as of the employees’ expected retirement dates. As part of this implementation, the Company recognized the effects of this change in accounting principle through a cumulative effect adjustment charge to retained earnings and benefit plan reserve liability of $186,000, and recorded an expense of $11,000 for the three months ended March 31, 2008.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentations.
Recent Accounting Pronouncements
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
     On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity transactions. It establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. Management is currently assessing the impact of SFAS 160 on the Company’s consolidated financial statements.
     On March 19, 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows, by requiring disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. It requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently assessing the impact of SFAS 161 on the Company’s consolidated financial statements.
     On May 9, 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not believe that implementation of SFAS 162 will have any effect on the Company’s consolidated financial statements.

NOTE 3. EARNINGS PER SHARE
     Basic earnings per share (EPS) includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.
     On January 30, 2007, the Board of Directors authorized $0.08 cash dividends payable on February 28, 2007. On April 30, 2007, August 7, 2007, October 23, 2007 and February 7, 2008, the Board of Directors authorized $0.11 cash dividends, payable on June 1, 2007, August 30, 2007, December 5, 2007 and March 5, 2008, respectively. In March 2008, the Company announced the suspension of common stock dividends through the end of 2008 as a measure to conserve capital.
     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the periods presented:

	For The Three Months
	Ended March 31,
(Amounts in thousands, except per share data)	2008	2007

Basic EPS computation:
Net income	$2,309	$3,976

Average common shares outstanding	10,805	10,774

Basic EPS	$0.21	$0.37

Diluted EPS Computations:
Net income	$2,309	$3,976

Average common shares outstanding	10,805	10,774
Effect of stock options	100	195

	10,905	10,969

Diluted EPS	$0.21	$0.36

NOTE 4. SHARE-BASED PAYMENT
     The Company maintains a stock option plan for certain directors, executives, and officers. The plan stipulates that (i) all options have an exercise price equal to the fair market value on the date of grant; (ii) all options have a ten-year term and become exercisable as provided in each individual grant, generally a percentage vesting at date of issuance and the balance ratably over the subsequent three to five years; (iii) all must be exercised within 90 days following termination of employment (iv) one year after death or disability or they expire. The Company’s stock option plan is designed to provide equity compensation to officers and directors that is based on Company stock price performance. The shares issued pursuant to the Company’s plan are newly issued, registered and non-restricted.
     On January 1, 2006, the Company began recording share-based payment expense in accordance with Statement of Financial Accounting Standards No. 123-R, Share-based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock option awards now includes quarterly amortization of the remaining unvested portion of stock options outstanding prior to January 1, 2006. Share-based payment expense was recorded as a non-cash expense increase in salaries and benefits, which had the effect of reducing net income, earnings per share, and diluted earnings per share. Share-based payment expense is recorded on a ratable basis in the period in which the stock option vests. The Company uses the Black-Scholes-Merton closed form model, an acceptable model under SFAS 123R, for estimating the fair value of stock options. For the valuation of stock options, the Company used the following assumptions: a risk free rate of 2.65%; a volatility rate of 47.11%; an expected dividend rate of 0%; and an expected term of 5.00 years for the quarter ended March 31, 2008 and a risk free rate of 4.5%; a volatility rate of 26.95%; an expected dividend rate of 1.20%; and an expected term of 6.28 years for the quarter ended March 31, 2007.

     The following table presents the stock option compensation expense included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Dollars in thousands except per share data)
Stock option compensation expense	$357	$549
Tax benefit recorded related to stock option compensation expense	(79)	(91)

Decrease in net income	$278	$458

Effect on:
Net income per share – basic	$(0.03)	$(0.04)
Net income per share – diluted	$(0.03)	$(0.04)
Options activity during the first three months of 2008 is as follows:

	Number of	Weighted-Average Exercise
(Shares in thousands)	Shares	Price per Share

Outstanding at January 1, 2008	849	$22.55
Options granted	272	12.20
Options exercised	—	—
Options forfeited	(40)	25.58

Outstanding at March 31, 2008	1,081	19.82

Exercisable at March 31, 2008	687	$20.16
Options grants during the first three months of 2008 and 2007:

	March 31,
	2008		2007
	Number of	Weighted-Average Fair	Number of	Weighted-Average
(Shares in thousands)	Shares	Value per Share	Shares	Fair Value per Share

Options granted	272	$4.56	152	$9.67
Option vesting activity that occurred during the first three months of 2008:

	Number of	Weighted-Average Fair Value per
(Shares in thousands)	Shares	Share

Nonvested options at January 1, 2008	239	$9.10
Options granted	272	4.56
Options vested	(97)	7.54
Options forfeited	(20)	8.22

Nonvested options at March 31, 2008	394	$6.39

Vested option summary information as of March 31, 2008 is as follows:

			Weighted-
			Average	Weighted-
		Aggregate	Remaining	Average
	Number	Intrinsic	Contractual	Exercise Price
(Shares and dollars in thousands, except per share data)	of Shares	Value	Life in Years	per Share

Vested options exercisable at March 31, 2008	687	$284	6.96	$20.16

Total options outstanding at March 31, 2008	1,081	$294	6.98	$19.82

     The vesting schedule for each option holder’s stock option contract is identical to the exercise schedule for each option contract. No options were exercised in the three months ended March 31, 2008. The total intrinsic value of options exercised was $353,000 for the three months ended March 31, 2007. Intrinsic value is defined as positive difference between the current market price for the underlying stock and the strike price of an option. The exercise price must be less than the current market price of the underlying stock to have intrinsic value. The total fair value of shares vested was $648,000 and $509,000 for the three months ended March 31, 2008 and 2007, respectively. Total future compensation expense related to non-vested awards was $2,234,000 with a weighted average period to be recognized of approximately 2 years as of March 31, 2008.

NOTE 5. FAIR VALUE MEASUREMENTS
     SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

• Level 1	inputs to the valuation methodology are quoted priced (unadjusted) for identical assets or liabilities in active markets.

• Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     The following is a description of the valuation methodologies used by management for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:
Assets
     Securities
     Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. An example of an instrument type that would be classified as a level 1 security would be an equity investment that is actively traded. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations, agency preferred stock and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company’s current portfolio does not have level 3 securities as of March 31, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.
      Loans held for sale
     The Company did not identify any loans held for sale that are required to be presented at fair value.
     Impaired loans
     SFAS No. 157 requires loans to be measured for impairment using methodologies as detailed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the estimated costs to sell the collateral. All impaired loans as of March 31, 2008 were subject to SFAS 114 analysis.
     Other Real Estate Owned
     Certain assets such as other real estate owned (OREO) are carried at the lower of cost or fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value of OREO at March 31, 2008 was determined by calculating the present value using a discounted cash flow model. Assumptions for the model include estimates of quarterly sales revenue, construction costs, taxes, and general and administrative costs.

     The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

		Fair Value Measurements at Reporting Date Using
		Quoted Price in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Available for Sale Securities:
State and political subdivisions	$793	$—	$793	$—
Mortgage-backed securities	187,217	—	187,217	—
Collateralized mortgage obligations	9,011	—	9,011	—
Agency preferred stock	3,514	—	3,514	—
Equity securities	16,100	16,100	—	—

Total available for sale securities	$216,635	$16,100	$200,535	$—

     Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008, and the total change resulting from these fair value adjustments for the three months ended March 31, 2008
(in thousands)

					Three months ended
	Fair Value at March 31, 2008				March 31, 2008
Description	Total	Level 1	Level 2	Level 3	Total Gain
Impaired loans	$77,296	$—	$74,205	$3,091	$244
Other real estate owned	$7,604			7,604	54
     The loan amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral.
Liabilities
          The Company did not identify any liabilities that are required to be presented at fair value.
NOTE 6. INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at March 31, 2008 and December 31, 2007 are summarized below:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
March 31, 2008
AVAILABLE FOR SALE SECURITIES:
State & political subdivisions	$780	$13	$—	$793
Mortgage-backed securities	184,297	3,074	154	187,217
Collateralized mortgage obligations	9,134	18	141	9,011

Total Debt Securities	194,211	3,105	295	197,021

Agency preferred stock	4,116	—	602	3,514
Equity securities	16,165	562	627	16,100

Total Available for Sale Securities	$214,492	$3,667	$1,524	$216,635

HELD TO MATURITY SECURITIES:
State and political subdivisions	$91,359	$1,311	$137	$92,533
Mortgage-backed securities	49,106	485	235	49,356
Collateralized mortgage obligations	10,365	87	121	10,331

Total Held to Maturity Securities	$150,830	$1,883	$493	$152,220

December 31, 2007
AVAILABLE FOR SALE SECURITIES:
U.S. government agencies	$35,529	$454	$54	$35,929
State & political subdivisions	1,250	6	—	1,256
Mortgage-backed securities	159,006	1,119	724	159,401
Collateralized mortgage obligations	10,064	—	164	9,900

Total Debt Securities	205,849	1,579	942	206,486

Agency preferred stock	4,116	—	—	4,116
Equity securities	13,156	—	742	12,414

Total Available for Sale Securities	$223,121	$1,579	$1,684	$223,016

HELD TO MATURITY SECURITIES:
State and political subdivisions	$94,346	$946	$65	$95,227
Mortgage-backed securities	50,307	398	867	49,838
Collateralized mortgage obligations	10,830	—	128	10,702

Total Held to Maturity Securities	$155,483	$1,344	$1,060	$155,767

     As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. At March 31, 2008 and December 31, 2007, investment securities with carrying values of approximately $340,781,000 and $324,973,000, respectively, were pledged as collateral for deposits of public funds, government deposits, and the Bank’s use of the Federal Reserve Bank’s discount window. The Bank is also a member of the Federal Reserve Bank. The Bank carried balances, stated at cost, of $9,077,000 and $6,067,000 of FHLB stock, which is pledged to the FHLB, $1,247,000 of Federal Reserve Bank stock as of March 31, 2008 and December 31, 2007.
     Proceeds from the sale of available for sale securities were $31,223,000 and $0 for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, recognized gross realized gains on sale of available for sale securities were $733,000 and $0, respectively and gross losses on available for sale securities were $0.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008 and were as follows:

	Less than 12 Months		12 months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Amounts in thousands)
AVAILABLE FOR SALE SECURITIES:
Mortgage-backed securities	$15	$7,357	$139	$14,860	$154	$22,217
Collateralized mortgage obligations	96	3,165	45	3,821	141	6,986
Equity securities	602	3,513	627	4,904	1,229	8,417

Total	$713	$14,035	$811	$23,585	$1,524	$37,620

HELD TO MATURITY SECURITIES:
State and political subdivisions	$127	$11,854	$10	$1,235	$137	$13,089
Mortgage-backed securities	90	22,580	145	8,791	235	31,371
Collateralized mortgage obligations	121	1,939	—	—	121	1,939

Total	$338	$36,373	$155	$10,026	$493	$46,399

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 were as follows:

	Less than 12 Months		12 months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Amounts in thousands)
AVAILABLE FOR SALE SECURITIES:
U.S. government agencies	$—	$—	$54	$15,018	$54	$15,018
Mortgage-backed securities	—	—	724	64,873	724	64,873
Collateralized mortgage obligations	—	—	164	9,900	164	9,900
Equity securities	—	—	742	4,789	742	4,789

Total	$—	$—	$1,684	$94,580	$1,684	$94,580

HELD TO MATURITY SECURITIES:
State and political subdivisions	$—	$—	$65	$14,546	$65	$14,546
Mortgage-backed securities	—	—	867	41,077	867	41,077
Collateralized mortgage obligations	—	—	128	10,702	128	10,702

Total	$—	$—	$1,060	$66,325	$1,060	$66,325

     The Company held two equity securities in an unrealized loss position for 12 months or more at March 31, 2008 and December 31, 2007. These securities include investments in a CRA mutual fund and in a bank stock that had fair market values at March 31, 2008 of $2,964,000 and $1,940,000, respectively, and fair market value at December 31, 2007 of $2,944,000 and $1,844,000, respectively. For the three months ended March 31, 2008, unrealized losses for these securities were $36,000 and $591,000, respectively, and for the three months ended March 31, 2007, unrealized losses were $84,000 and $95,000, respectively. Each of these investments had been in an unrealized loss position for more than 12 consecutive months as of March 31, 2008 and December 31, 2007. The Company has the ability and intent to retain its investments until maturity or until anticipated recovery in market value occurs.

NOTE 7. LOANS AND ALLOWANCE FOR LOAN LOSSES
     Loans at March 31, 2008 and December 31, 2007 consisted of:

	March 31,	December 31,
	2008	2007
	(Amounts in thousands)
Real estate mortgage	$759,418	$759,108
Real estate construction	153,527	152,366

Total real estate loans	912,945	911,474

Commercial and agricultural	466,259	458,705
Factoring receivables	21,920	22,555
Consumer installment	100,722	101,947
Gross Loans	1,501,846	1,494,681
Less Allowance for Loan Losses	(36,300)	(35,800)

Net Loans	$1,465,546	$1,458,881

     Non-consumer loans are net of deferred loan fees of $3,549,000 and $4,022,000, as of March 31, 2008 and December 31, 2007, respectively. Since the Bank for competitive reasons is unable to charge loan fees greater than the costs associated with originating and servicing consumer loans, consumer loans are reported net of deferred loan costs of $2,661,000 and $2,702,000 as of March 31, 2008 and December 31, 2007. At March 31, 2008 and December 31, 2007, the Bank pledged loans as collateral with the value of $443,335,000 and $384,196,000, respectively, for its borrowing line with the Federal Home Loan Bank.
     Factoring receivables totaled $21,920,000 and $22,555,000 at March 31, 2008 and December 31, 2007, respectively. The Company receives fees from factoring operations, which consist primarily of financing fees. Other income is earned from origination, due diligence, termination, over advance and service fees and forfeited deposits. Fee income was $2,123,000 for the three months ended March 31, 2008 and is displayed in the Statement of Operations as interest income. The Company did not have any income from factoring in the quarter ended March 31, 2007, as it acquired this business in the fourth quarter of 2007.
     Non-accrual loans totaled $77,296,000 and $53,621,000 at March 31, 2008 and December 31, 2007, respectively. Accruing loans past due 90 days or more were $3,610,000, at March 31, 2008, as compared to $583,000 at December 31, 2007. Interest received on non-accrual loans is credited against loan principal.
     At March 31, 2008 and December 31, 2007, the recorded investment in impaired loans was $77,296,000 and $53,621,000. The Company had $20,415,000 of specific allowance for loan losses on impaired loans of $55,456,000 at March 31, 2008 as compared to $21,432,000 of specific allowance for loan losses on impaired loans of $47,499,000 at December 31, 2007. The average outstanding balance of impaired loans for the three months ended March 31, 2008 and 2007 was $65,458,000 and $8,242,000, respectively, on which $2,000 and $88,000, respectively, was recognized as interest income on a cash basis. Foregone interest on non-accrual loans was approximately $1,244,000 in the first quarter of 2008, compared with $657,000 in the prior period.
     At March 31, 2008 and December 31, 2007, the collateral value method was used to measure impairment for all loans classified as impaired. The following table shows the recorded investment in impaired loans by loan category:

	March 31,	December 31,
	2008	2007
	(Amounts in thousands)
Real estate construction	$49,307	$32,715
Real estate	26,327	15,403

Total real estate impaired loans	75,634	48,118

Commercial and agricultural	1,516	5,376
Consumer and installment	146	127

Total	$77,296	$53,621

     The following is a summary of changes in the allowance for loan losses for the three months ended March 31:

	2008	2007
	(Amounts in thousands)
Balance at beginning of the quarter	$35,800	$14,031
Loans charged-off	(933)	(293)
Recoveries of loans previously charged-off	26	227
Provision for loan losses	1,407	200

Balance at End of the Quarter	$36,300	$14,165

NOTE 8. GOODWILL AND OTHER INTANGIBLES
     Goodwill was $34.3 million at March 31, 2008 and December 31, 2007. Goodwill at March 31, 2008 was related to the acquisition of Bay View Funding in October 2007 and all eleven California branches of The California Stockmen’s Bank (“Stockmen’s”) in November 2007. None of the goodwill is expected to be deductible for income tax purposes.
     The Company recorded core deposit intangible assets, representing the excess of fair value of core deposits acquired over their book values at acquisition date, upon the acquisitions of the Stockmen’s branches. Core deposit intangibles are being amortized over ten years, based on the expected runoff of the core deposit portfolios, with a weighted average life of 4.4 years at March 31, 2008. The Company recorded at fair value a customer relationship intangible asset upon the acquisition of Bay View Funding. This intangible asset is being amortized over a six year period, based on the expected attrition rate of the customer base, with a weighted average life of 2.1 years at March 31, 2008. Amortization of intangible assets totaled $306,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.
NOTE 9. OTHER BORROWINGS
     The following is a summary of other borrowings:

		March 31, 2008		December 31, 2007
			Weighted		Weighted
			Average		Average
			Interest		Interest
	Maturity Dates	Amount	Rate	Amount	Rate
	(Amounts in thousands)
FHLB advances	2008 to 2011	$192,500	2.05 - 3.59	$107,500	4.44 - 4.76%
Repurchase agreement	2010	100,000	4.73%	100,000	5.73%
Treasury tax loan	2008	927	1.98%	4,912	4.00%
Mortgage note	2008	—	—%	2,711	7.80%
Federal funds purchased	2008	50,000	2.78%	—	—%
Other interest-bearing obligations	2008 to 2010	2,600	7.00%	2,693	7.00%

Total borrowings		$346,027		$217,816

NOTE 10. COMMITMENTS, CONTINGENCIES, AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK
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

Financial Instruments Whose Contractual Amount represents Risk:

	As of	As of
	March 31,	December 31,
	2008	2007
	(Amounts in thousands)
Commitments to extend credit	$380,968	$477,619
Standby letters of credit	$5,740	$6,505

Total	$386,708	$484,124

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
As a holding company, a substantial portion of the Company’s cash flow typically comes from dividends paid by the Bank. Various statutory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval. It is likely that the Company’s banking regulators will restrict the Bank’s payment of dividends until the Bank reaches well capitalized levels. Without dividends from the Bank the Company will be limited in its ability to pay cash dividends to its shareholders or to make scheduled payments on junior subordinated debentures . The Company has determined to suspend common stock dividends at least through the end of 2008 as a measure to conserve capital.
NOTE 11. INCOME TAXES
     The Company had no tax reserve for uncertain positions at March 31, 2008. The Company does not anticipate providing a reserve for uncertain positions in the next 12 months. The Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense. During the three months ended March 31, 2008 and 2007, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.
NOTE 12. SUBSEQUENT EVENTS
As of the end of the first quarter of 2008, the Bank’s capital ratios were within “adequately capitalized” levels. The Company has determined to suspend common stock dividends at least through the end of 2008 as a measure to conserve capital. Furthermore, the Company has been informed that deficiencies identified by banking regulators will result in a formal written agreement with federal and state regulators relating to capital, assets, earnings, management, liquidity, sensitivity to market risk and restrictions on our activities and payment of dividends and scheduled payments on junior subordinated debentures. The Company expects the written agreement will be signed and go into effect during the second quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, “intends,” “plans,” “assumes,” “projects,” “predicts,” “forecasts,” and variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.
          Readers of the Company’s Form 10-Q should not base their investment decisions solely on forward looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Company’s 2007 Annual Report on Form 10-K. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.
     Among the factors that may cause future performance to vary significantly from current expectations are uncertainties in the following areas: local, national and international economic conditions; volatility in the credit, equity and other markets; competition; volatility of real estate values and difficulties in obtaining current information on values; the Company’s credit quality and the adequacy of its allowance for loan losses; actions by banking regulators in response to the Company’s loan losses; deposit customer confidence in the Company and the sufficiency of the Company’s cash and liquid assets to meet high levels of withdrawal requests resulting from announcement of unfavorable operating results; availability of borrowings from the Federal Reserve Bank and Federal Home Loan Bank; risks in integrating acquired businesses and branches; regional weather and natural disasters; the possible adverse effect of concentrations in the loan portfolio; turmoil in credit and capital markets and potential impaired access to additional capital if needed; potential adverse changes in market interest rates; the effect of existing and future regulation of the banking industry and the Company in particular; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; and outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.
          For additional information relating to the risks of the Company’s business see “Risk Factors” in the Company’s Annual Report on Form 10-K for 2007 and in Part II Item 1A of this report.

Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures related thereto, including those regarding contingent assets and liabilities. On an ongoing basis, the Company monitors and revises its estimates where appropriate, including those related to the adequacy of the allowance for loan losses, investments, and intangible assets. The Company bases its estimates on historical experience, applicable risk factors and on various other assessments that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates depending on the future circumstances actually encountered. In 2007, Management identified a material weakness in internal controls over financial reporting which specifically included accounting policies, procedures and practices that were not consistently developed, maintained or updated in a manner ensuring that financial statements were prepared in accordance with GAAP as well as a material weakness in internal controls related to establishing the allowance for loan losses. Item 9A — Controls and Procedures in the Company’s 2007 Form 10-K provides further discussion surrounding these internal control weaknesses. See Item 4, Changes in Internal Control over Financial Reporting, for a discussion of remediation steps underway at the Company.
          The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and its subsidiaries’ financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in the Company’s 2007 Form 10-K.
RESULTS OF OPERATIONS
          Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007
          For the three months ended March 31, 2008 and 2007, the Company reported net income of $2,309,000 and $3,976,000, respectively. This represents a decrease of $1,667,000 (or 42%) from the first quarter of 2007. Basic earnings per share were $0.21 and $0.37 and diluted earnings per share were $0.21 and $0.36 for the three months ended March 31, 2008 and 2007, respectively. This was a decrease of $0.16 per share for basic and $0.15 per share for diluted earnings per share for the three months ended March 31, 2008 compared with the same period for 2007.
          The decrease in net income for the three months ended March 31, 2008 compared to same time period in 2007 is mainly attributable to an increase in the provision for loan losses of $1,207,000 ($700,000 after tax) and an increase of $5,857,000 ($3,397,000 after tax) in non-interest expenses, partially offset by increases in net interest income of $3,017,000 ($1,750,000 after tax) and non-interest income of $1,629,000 ($945,000 after tax). The additional provision for loan losses was necessary due to the continued deterioration in real estate values in the Company’s market area. The increases in net interest income and non-interest expenses are primarily due to the expanded activities of the Company arising from the acquisitions of The California Stockmen’s Bank (Stockmen’s) and Bay View Funding in the fourth quarter of 2007 and branch expansion.
          The Bank opened five new branch facilities and acquired all 11 branches of The California Stockmen’s Bank in 2007. These new branches resulted in increased net interest income, non-interest income and on-going costs in 2008, including salary and benefit costs attributable to the staffing for these branches, and the additional depreciation expense of capitalized equipment and new facilities. The annualized return on average assets was 0.45% for the three months ended March 31, 2008 compared to 0.84% for the three months ended March 31, 2007. The Company’s annualized return on average equity was 6.40% for the three months ended March 31, 2008 compared to 10.68% for the three months ended March 31, 2007.

NET INTEREST INCOME
          The Company’s primary source of income is net interest income and represents the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. The following table illustrates the results and changes in interest income and interest expense for the dates indicated.

	For the Three Months Ended
	March 31,		Percent
(Dollars in thousands)	2008	2007	Change
Total interest income	$32,926	$31,215	5.5%
Total interest expense	13,165	14,471	(9.0)%

Net interest income:	$19,761	$16,744	18.0%

          The following table illustrates the average balances affecting interest income and expense, and interest earned or paid on those balances on a tax adjusted basis for the periods indicated:

	For the Three Months
	Ended March 31,		Percent
(Dollars in thousands)	2008	2007	Change
Average interest-earning assets	$1,874,612	$1,738,074	7.9%
Average interest-bearing liabilities	$1,627,937	$1,473,996	10.4%
Average interest rate earned	7.11%	7.36%	(3.4)%
Average interest rate paid	3.24%	3.98%	(18.6)%
Net interest margin:	4.29%	3.98%	7.8%
          The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. The increase in total interest income for the three months ended March 31, 2008 was primarily the result of an increase in the volume of interest-earning assets offset by the decrease in average interest rates earned. The increase in average interest earning assets during the three months ended March 31, 2008 compared to the prior year same period was primarily due to interest earning assets acquired from Stockmen’s and Bay View Funding, which averaged $171,086,000 in the first quarter of 2008, and as well as internal growth. The decrease in interest rates earned during the three months ended March 31, 2008 compared to the same period in 2007 was primarily the result of a decrease in prevailing market interest rates and the increased level of non-accruing loans. Short term interest rates for the three months ended March 31, 2008 as compared to the same period in 2007 have decreased as a result of the Federal Reserve Board’s Open Market Committee (FRBOMC) actions that decreased short term rates significantly starting in September 2007. The FRBOMC reduced the fed funds rate by a total of 300 basis points from September 18, 2007 to March 18, 2008. Of these reductions, 200 basis points occurred in the first quarter of 2008.
          Interest expense is a function of the volume and rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. The decrease in interest rates paid during the three months ended March 31, 2008 when compared to 2007 was primarily the result of a decrease in prevailing interest rates and a change in the mix within the deposit portfolio. The change in mix was in part due to the lower cost deposits of Stockmen’s branches and in part due to the reduction in brokered time deposits for the Company. The increase in interest-bearing liabilities during the three months ended March 31, 2008 when compared to the same period in 2007 was primarily the result of an increase in deposits due to the acquisition of the Stockmen’s branches, which averaged $187,417,000 in the first quarter of 2008, and an increase in other borrowings partially offset by a decrease in brokered time deposits. The increase in other borrowings resulted from an increase in outstanding advances from the Federal Home Loan Bank to pay off brokered time deposits and fund loan growth. The Bank reduced high cost brokered time deposits from an average of $81,124,000 in the first quarter of 2007 to $2,166,000, which was unchanged during the entire first quarter of 2008. Average time deposits accounted for 46% of the average deposit portfolio for the three months ended March 31, 2008 compared to 51% for the same time periods in 2007. Both favorable changes in the mix of interest bearing liabilities and the decrease in prevailing rates contributed to the average interest rate paid on interest bearing liabilities decreasing to 3.24% for the three months ended March 31, 2008 compared to 3.98% for the same period in 2007.

          The net interest margin provides a measurement of the Company’s ability to utilize funds profitably during the period of measurement. The Company’s increase in the net interest margin for the three months ended March 31, 2008 when compared to the same period in 2007 was primarily attributable to a larger percentage decrease in rates paid for interest bearing liabilities such as deposits, other borrowings and subordinated debentures than yields earned on interest earning assets such as loans and investments. Loans as a percentage of average interest-earning assets increased to 79% for the three months ended March 31, 2008 as compared with 70% for the same time period in 2007. The increase in loans as a percentage of interest-earning assets is mainly attributable to the loans acquired from Stockmen’s and Bay View Funding as well as increased loan production generated through our branch network. For the three months ended March 31, 2008 average loans grew to $1,481,584,000 from $1,222,832,000, or 21.2%. The loan growth occurred primarily in the non-residential real estate mortgage loan and commercial segments of the portfolio. Net interest income and the net interest margin are presented in the table on page 26 on a taxable-equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on a 35% marginal federal tax rate.

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

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average			Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

ASSETS:
Federal funds sold	$20,623	$179	3.48%	$95,294	$1,235	5.26%
Time deposits at other financial institutions	100	1	4.01	350	5	5.79
Taxable investment securities(1)	278,898	3,435	4.94	318,932	3,787	4.82
Nontaxable investment securities(1)	93,407	1,142	4.90	100,666	1,231	4.96
Loans, gross(2)(3)	1,481,584	28,470	7.71	1,222,832	25,278	8.38

Total Interest-Earning Assets	1,874,612	33,227	7.11	1,738,074	31,536	7.36
Allowance for loan losses	(36,278)			(14,023)
Cash and due from banks	53,796			44,121
Premises and equipment, net	54,088			44,128
Interest receivable and other assets	129,682			74,843

Total Assets	$2,075,900			$1,887,143

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Negotiable orders of withdrawal	$250,639	$465	0.74	$219,934	$585	1.08
Savings deposits	468,666	3,024	2.59	413,341	3,510	3.44
Time deposits	622,275	6,354	4.10	667,787	7,843	4.76
Junior subordinated debentures	57,734	897	6.23	31,960	675	8.57
Federal funds purchased	5,700	39	2.74	0	0	0.00
Other borrowings	222,923	2,386	4.29	140,974	1,858	5.35
Total Interest-Bearing Liabilities	1,627,937	13,165	3.24	1,473,996	14,471	3.98

Non-interest bearing deposits	289,283			251,155
Accrued interest, taxes and other liabilities	14,026			14,897

Total Liabilities	$1,931,246			$1,740,048

Average shareholders’ equity	144,654			147,095

Average liabilities and shareholders’ equity	$2,075,900			$1,887,143

Net interest income and Margin (4)		$20,062	4.29%		$17,065	3.98%

(1)	Tax equivalent adjustments recorded at the statutory rate of 35% that are included in nontaxable investment securities portfolio are $261,000 and $276,000 for the three months ended March 31, 2008 and 2007, respectively. Tax equivalent adjustments included in the nontaxable investment securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities portfolio were created by a dividends received deduction of $15,000 and $22,000 for the three months ended March 31, 2008 and 2007, respectively. Tax equivalent income adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities income were created by a qualified zone academy bond of $23,000 in the first three months of 2008.

(2)	Interest on non-accrual loans is recognized into income on a cash received basis.

(3)	Amounts of interest earned included loan fees of $726,000 and $861,000 and loan costs of $142,000 and $123,000 for the three months ended March 31, 2008 and 2007, respectively.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

NET INTEREST INCOME VARIANCE ANALYSIS (Fully Taxable-Equivalent Basis)
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

	Three Months Ended
	March 31, 2008 Compared to March 31, 2007
(Amounts in thousands)	Rate	Volume	Total

Increase (decrease) in interest income:
Federal funds sold	$(88)	$(968)	$(1,056)
Time deposits at other institutions	0	(4)	(4)
Taxable investment securities	123	(475)	(352)
Tax-exempt investment securities	0	(89)	(89)
Loans	(2,157)	5,349	3,192

Total:	$(2,122)	$3,813	$1,691

Increase (decrease) in interest expense:
Interest bearing demand	(202)	82	(120)
Savings deposits	(956)	470	(486)
Time deposits	(954)	(535)	(1,489)
Federal funds purchased	39	0	39
Other borrowings	(552)	1,080	528
Junior subordinated debentures	(322)	544	222

Total:	(2,947)	1,641	(1,306)

Increase in net interest income:	$825	$2,172	$2,997

PROVISION FOR LOAN LOSSES
          The Company reviews the adequacy of its allowance for loan losses on a quarterly basis and maintains the allowance at a level considered by management to be sufficient to absorb the probable losses inherent in its loan portfolio. The provision for loan losses is charged against income and increases the allowance for loan losses. For the three months ended March 31, 2008, the provision for loan losses was $1,407,000 compared to $200,000 for the three months ended March 31, 2007.
          During the first quarter of 2008, as a result of the continuing worsening trends in home prices and construction delinquencies prevalent in Central California, which is considered by many to be the epicenter for residential foreclosures in the U.S., the Company expanded its credit review process to include a credit review of all construction loans and all land loans in excess of $250,000. Based on these evaluations, the Company determined that several of its loans required a more adverse classification, but that several of these loans, while impaired, were still performing and the borrowers had granted the Company additional collateral, reducing the need for a significantly greater allowance for loan losses than had been established at December 31, 2007. The Company charged off $907,000, net, of loans, principally commercial loans and increased its allowance for loan losses by making a provision for loan losses of $1,407,000 for the three months ended March 31, 2008. The allowance for loan losses included specific reserves of $20,415,000 at March 31, 2008. The Company engaged a third party to review estimated selling costs associated with the disposition of impaired loans. This study recommended that the Company utilize an 8% estimate for selling costs. At December 31, 2007, the Company utilized 10%. The impact of this change in estimate was to reduce reserves previously established at December 31, 2007 by an estimated $1,070,000. Additional analysis of non-performing loans is discussed below.

NON-INTEREST INCOME
          Non-interest income increased by $1,629,000 or 55% to $4,588,000 for the three months ended March 31, 2008, compared to the same time period in 2007. Service charges on deposit accounts increased by $535,000 or 31% to $2,240,000 for the three months ended March 31, 2008, compared with the same period in 2007. The increase in service charges on deposit accounts for the three month periods was the result of the acquisition of all 11 branches of Stockmen’s as well as increased Bank fees and reduced waivers on service charges. The gain on sale of securities increased by $733,000 compared to the same time period of 2007. The increase of $361,000 for the three months ended March 31, 2008 in cash surrender value of life insurance policies was primarily due to the $375,000 reimbursement of costs associated with the transfer of multiple insurance contracts into a single account contract with one carrier. Other categories of noninterest income had normal fluctuations in the ordinary course of business.
NON-INTEREST EXPENSE
          Non-interest expenses increased by $5,857,000, or 42%, to $19,764,000 for the three months ended March 31, 2008 compared to the same period in 2007. The primary components of non-interest expenses were salaries and employee benefits, premises and occupancy expenses, equipment depreciation expense, communication expenses, professional fees, supplies expenses, marketing expenses, intangible amortization and other operating expenses which include the provision for unfunded commitments.
          The Company opened five new branches in 2007. In October and November 2007, it acquired Bay View Funding and all eleven branches of The California Stockmen’s Bank. These expansion activities were principal factors in the 42% increase in non-interest expenses for the three months ended March 31, 2008 compared to the same period in 2007. The following table displays the effect of the acquisitions on certain non interest expenses.

		March 31, 2008			March 31, 2007
	Stockmen’s	Bay View
(Amounts in thousands)	Branches	Funding	All Other	Total	Total
Salaries and benefits	$754	909	8,524	10,187	7,808
Premises and occupancy expense	174	37	1,674	1,885	1,544
Equipment expense	75	28	1,604	1,707	1,184

          The Company’s professional fees include legal, consulting, audit and accounting fees. The increase in the Company’s professional fees of $767,000 or 95% was primarily due to increased audit fees related to the 2007 year end audit and utilization of independent credit specialists to assist in evaluating the 2007 year end loan loss reserve. Beginning in 2007, the Company has increased its marketing activities, resulting in an increase of $391,000 for the period ending March 31, 2008 compared to the same period in 2007. These marketing activities include actively promoting various deposit and loan products to assist in attracting new customers, and retaining existing customers. The Company incurred an increase in deposit insurance assessment of approximately $377,000 in the first quarter of 2008 over the 2007 level, due to a rate increase charged by the FDIC and the effect of the additional insured deposits resulting from acquisitions and expansion. The Company incurred OREO expenses of $158,000 in the first quarter of 2008 relating to the foreclosed project in Rocklin, California. No such expenses were incurred in the same period in 2007.
PROVISION FOR INCOME TAXES
          The Company recorded a provision for income taxes of $869,000 and $1,620,000 for the three months ended March 31, 2008 and 2007, respectively, resulting in an effective tax rate of 27% and 29%. The decrease in the effective tax rate is due primarily to nontaxable income representing a greater percentage of income before taxes, offset by a reduction in tax credits related to investments in housing tax credit limited partnerships.

Financial Condition
INVESTMENT SECURITIES
          The Company’s investment portfolio consists of mortgage backed securities, (MBS), US Government Agencies, collateralized mortgage obligations, (CMO), municipal securities, preferred stock, and other securities/debt. The majority of the Company’s investments are with government sponsored entities, specifically FHLMC, FNMA, FHLB and FFCB. All of our MBS and CMOs, except for the two whole loan CMOs, are issued by government sponsored entities (GNMA, FHLMC or FNMA). The two whole loan CMOs do not contain any identifiable sub prime exposure, so Management does not believe the investments are other than temporarily impaired. The investment securities portfolio has declined over the past several years as the proceeds have been reinvested elsewhere. Accordingly, the Company has not purchased any MBS or CMO securities during the time frame when the sub-prime instruments were being issued. In the first quarter of 2008, the Company purchased approximately $32 million of MBS securities. The Company had the entire investment portfolio independently reviewed in the first quarter of 2008 and no sub prime exposures were identified. All of our municipals have an A rating or higher and most are AAA rating either implicitly or are insured by a third party.   For those investments with a fair value below cost, Management has the intent and the ability to hold to maturity for recoverability.
          At March 31, 2008 the Bank’s investment securities included $4,116,000 of preferred stock issued by the FHLMC. This preferred stock value is tied to the five year U.S. Treasury rate. This security has an AA- credit rating from the securities rating agencies and is callable by the issuer at par.
LOANS
          The Company concentrates its lending activities in five principal areas: 1) commercial and agricultural, 2) real estate construction, 3) real estate mortgage, 4) consumer installment loans and 5) factoring receivables. Interest rates charged for loans made by the Company vary with the degree of risk, the size and term of the loan, borrowers’ depository relationships with the Company and prevailing market rates. As a result of the Company’s loan portfolio mix, the future quality of these assets could be affected by any adverse trends in its geographic market or in the broader economy. These trends are beyond the control of the Company.
          The Bank’s business activity is with customers located primarily in the counties of Fresno, Kings, Madera, Mariposa, Merced, Sacramento, San Bernardino, San Francisco, San Joaquin, Stanislaus, Santa Clara, Tulare and Tuolumne in the State of California. The consumer and small business loan portfolio consists of loans to small businesses, home equity, credit cards and the purchase of financing contracts principally from recreational vehicle dealers. Individual loans and lines of credit are made in a variety of ways. In many cases collateral such as real estate, automobiles and equipment are used to support the extension of credit. Repayment, however, is largely dependent upon the borrower’s personal cash flow.
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

     The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Dollar Amount	Percent of loans	Dollar Amount	Percent of loans
Loan Categories:
Real estate construction, non residential	$122,638	8%	$120,570	8%
Real estate construction residential	30,889	2	31,796	2
Real estate mortgage, non residential	725,211	48	725,262	49
Real estate mortgage residential	34,207	2	33,846	2

Total real estate loans	912,945	60	911,474	61

Commercial	397,057	26	373,512	25
Agricultural	69,202	5	85,193	6
Factoring	21,920	2	22,555	1
Consumer	100,722	7	101,947	7

Total	1,501,846	100%	1,494,681	100%

Less allowance for loan losses	(36,300)		(35,800)

Net loans	$1,465,546		$1,458,881

     The Bank does not originate single family residential loans for the loan portfolio but merely functions in a loan brokerage capacity. The Bank does not carry any sub-prime residential loans in its portfolio. Our total residential real estate exposure totals $65 million ($34 million in home equity lines and residential construction loans of $31 million), or 4% of our loans.
     The table that follows shows the regional distribution of real estate loans at March 31, 2008:

	San Francisco	Merced/	Stockton/		Fresno/	All
(Dollars in thousands)	Bay Area	Mariposa	Modesto	Sacramento	Bakersfield	Other	Total
Real estate construction, non residential	$5,660	$33,129	$27,224	$19,634	$36,991	$—	$122,638
Real estate construction residential	4,341	4,176	4,143	6,699	11,530	—	30,889
Real estate mortgage, non residential	80,020	196,947	178,106	51,165	211,841	7,132	725,211
Real estate mortgage residential	639	13,082	7,427	966	9,700	2,393	34,207

Total	$90,660	$247,334	$216,900	$78,464	$270,062	$9,525	$912,945

NON-PERFORMING ASSETS
     Non-performing assets include impaired loans, other non-accrual loans, loans 90 days or more past due, restructured loans and other real estate owned.
     Non-performing loans are those in which the borrower fails to perform in accordance with the original terms of the obligation and include collateral dependent loans for which insufficient collateral is available, other non-accrual loans, loans past due 90 days or more and restructured loans. Interest received on non-accrual loans is credited against loan principal. The Company had no restructured loans as of March 31, 2008 or December 31, 2007.

     The following table summarizes nonperforming assets of the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Non-accrual loans	$77,296	$53,621
Accruing loans past due 90 days or more	3,610	583

Total non-performing loans	80,906	54,204
Other real estate owned	7,604	7,550

Total non-performing assets	$88,510	$61,754

Non-performing loans to total loans	5.39%	3.63%
Non-performing assets to total assets	4.20%	2.93%
     Non-performing assets represented 4.20% and 2.93% of total assets, at March 31, 2008 and December 31, 2007, respectively. Non-performing loans represented 5.39% and 3.63% of total gross loans at March 31, 2008 and December 31, 2007, respectively, and were secured by first deeds of trust on real property totaling $75,635,000 and $45,136,000. The increase in non-performing loans at March 31, 2008 is attributable primarily to deterioration in home prices and construction delinquencies in Central California. No assurance can be given that the collateral securing non-performing loans will be sufficient to prevent losses on such loans in the future.
Impaired and Non-Accrual Loans
     During the fourth quarter of 2007, the Bank recognized an acceleration of the deterioration of real estate property values and began to witness a sharp increase in delinquencies. In addition, due to the fact that most of the real estate loans made by the Bank are secured by these properties, the collateral has become insufficient to mitigate the Bank’s credit risk and conform to its underwriting standards. The Company performed its own extensive internal review and contracted with independent credit consultants to perform reviews of a significant portion of the loan portfolio as of December 31, 2007. As a result of these reviews, management made the determination to charge-off $6,647,000 in the fourth quarter of 2007 and increase the allowance for loan losses to $35,800,000. During the first quarter of 2008, the Company expanded its credit review process to include a credit review of all construction loans, and all land loans in excess of $250,000. This process resulted in fourteen customers with loans that totaled $29,487,000 being placed on non-accrual status, while nine customers with loans that totaled approximately $5,425,000 were removed from non-accrual as a result of an increase in collateral to acceptable levels or repayment. The Company determined that certain of these loans, while impaired, were still performing and the borrowers had granted the Company additional collateral, reducing the need for a significantly greater allowance for loan losses than had been established at December 31, 2007. Since finalizing the December 31, 2007 financial results, the Company has received additional collateral aggregating $20.5 million which has allowed the Company to reverse specific loan loss reserves established as of December 31, 2007 of $10.9 million.

     The following table shows the change in non-accrual loans from December 31, 2007 to March 31, 2008.

(Dollars in thousands)
Balance, at December 31, 2007	$53,621
Loans newly placed on non-accrual status attributable to downgraded appraisal values	29,487
Less loans removed from non-accrual status due to additional collateral or principal repayments	(5,425)
Net change in loans in non-accrual status	(387)

Balance, at March 31, 2008	$77,296

     The following table presents non-accrual loans by loan type, as of the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Real estate construction, non residential	$35,638	$27,284
Real estate construction, residential	13,669	5,431
Real estate mortgage, non-residential	26,228	15,403
Real estate mortgage, residential	99	0

Total real estate non-accrual loans	75,634	48,118

Commercial	1,204	5,012
All other	458	491

Total	$77,296	$53,621

     The following table presents non-accrual loans by classification or type of collateral securing the loans, as required in the Company’s regulatory filings as of the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Construction of single/multi-family residence	$13,669	$5,431
Construction and land development	59,180	40,372
Single/multi-family residence	1,456	1,006
Non-farm, non-residential property	1,330	1,500
Commercial property	1,365	5,028
Agricultural production and farming	150	157
Personal property	146	127

Total	$77,296	$53,621

     The following table presents non-accrual loans by type of business in which the borrowers are engaged, as of the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Land subdivision	$42,859	$16,047
Construction of new single family housing	17,114	16,767
Wholesale/retail	5,520	5,544
Real estate agent and broker offices	4,976	3,812
Medical offices	4,268	4,300
Lessors of residential buildings	1,828	1,006
Other activities relating to real estate	41	4,976
Other	690	1,169

Total	$77,296	$53,621

     The following table presents additional information about impaired loans, as of March 31, 2008:

(Dollars in thousands)	March 31, 2008
Collateral impaired and not performing	$49,469
Collateral impaired and performing	14,189
Collateral adequate and performing	13,638

Total	$77,296

     The above presentation provides an analysis of our impaired loans as of March 31, 2008. All of these loans are also on non-accrual for accounting purposes. We have categorized these non-accrual loans into three categories:
Collateral Impaired and Not Performing:
Loans where the collateral is impaired and the loan is not performing (that is, not current as to interest or principal payments).
Collateral Impaired and Performing:
Loans where the collateral is impaired but the interest obligations are being funded directly by the borrower, and the Company is utilizing these funds to reduce the borrower’s loan balance.
Collateral Adequate and Performing:
Loans for which sufficient additional collateral has been received from the borrower and we are monitoring the borrower’s ability to fund interest costs before returning the loan to accrual status. This category also includes $246,000 of past due consumer loans. This category includes loans which may be returned to accrual status in the near future.
     Since finalizing the December 31, 2007 financial results, the Company has received additional collateral which has allowed the Company to reverse specific loan loss reserves established as of December 31, 2007 of $10.9 million.

     ALLOWANCE FOR LOAN LOSSES
     The following table summarizes the loan loss experience of the Company for the three months ended March 31, 2008 and 2007, and for the year ended December 31, 2007.

	March 31,		December 31,
(Dollars in thousands)	2008	2007	2007
Allowance for Loan Losses:
Balance at beginning of period	$35,800	$14,031	$14,031

Allowance from The California Stockmen’s Bank	—	—	1,900
Provision for loan losses	1,407	200	29,803
Charge-offs:
Commercial and agricultural	680	2	1,128
Real estate — construction	19	—	8,357
Consumer	234	291	934

Total charge-offs	933	293	10,419

Recoveries
Commercial and agricultural	17	178	364
Real estate – mortgage	4	—	—
Consumer	5	49	121

Total recoveries	26	227	485

Net (charge-offs) recoveries	(907)	(66)	(9,934)

Balance at end of period	$36,300	$14,165	$35,800

Loans outstanding at period-end	$1,501,846	$1,235,419	$1,494,681

Average loans outstanding	$1,481,584	$1,222,832	$1,320,594

Annualized net charge-offs to average loans	0.25%	0.02%	0.75%
Allowance for loan losses:
To total loans	2.42%	1.15%	2.40%
To non-performing loans	44.87%	93.09%	66.05%
To non-performing assets	41.01%	92.72%	57.97%
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
     The balance in the allowance for loan losses was affected by the amounts provided from operations, amounts charged-off and recoveries of loans previously charged off. The Company recorded a provision for loan losses to the allowance of $1,407,000 for the quarter ended March 31, 2008 as compared to $200,000 for the quarter ended March 31, 2007. As of March 31, 2008, management has recorded provisions for loan losses where known information about possible credit problems of the borrower or deterioration in collateral values cause management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become non-performing assets. See “Results of Operations — Provision for Loan Losses.”

Charge-offs
     For the three months ended March 31, 2008, the increase in level of gross charge-offs of $640,000, or 218%, compared to the same period in 2007 was primarily due to further deterioration in collateral values associated with the Company’s commercial loan portfolio as well as non-performance in the consumer loan portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
     The allocation of the allowance for loan losses to loan categories is an estimate by credit officers, supported by third party consultants, of the relative risk characteristics of loans in those categories. No assurance can be given that losses in one or more loan categories will not exceed the portion of the allowance allocated to that category or even exceed the entire allowance.
     The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

	March 31, 2008		December 31, 2007
		Loans		Loans
		% to		% to
		Total		Total
(Amounts in thousands)	Amount	Loans	Amount	Loans
Commercial and Agricultural	$5,505	33%	$7,757	32%
Real Estate Construction	17,584	10%	17,413	10
Real Estate Mortgage	11,826	50%	8,940	51
Installment	1,385	7%	1,690	7

Total	$36,300	100%	$35,800	100%

The following table displays the allocation of the allowance for loan losses between specific reserves on impaired loans and the general component, as of the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Specific allowance established for impaired loans	$20,415	$21,432
General component of allowance for loan losses	15,885	14,368

Total	$36,300	$35,800

     The following table shows the change in the specific allowance for loan losses from December 31, 2007 to March 31, 2008.

(Dollars in thousands)
Balance at December 31, 2007	$21,432
New reserves required for specifically identified loans	10,998
Impact of reduction in estimate for selling costs from 10% to 8%	(1,070)
Less release resulting from additional collateral or repayment by customers	(10,945)

Balance at March 31, 2008	$20,415

     Other Real Estate Owned
     At March 31, 2008 and December 31, 2007, the Company had $7,604,000 and $7,550,000, respectively, invested in two real estate properties that were acquired through foreclosure. The majority of this amount is represented by one property described in the following paragraph. These properties were carried at the lower of their estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses. No assurance can be given that the

Company will sell the properties during 2008 or at any time or for an amount that will be sufficient to recover the Company’s investment in these properties.
     The Bank foreclosed on a construction loan in Rocklin, California in July 2007, recorded at a net realizable value of $9,390,000 based on a third party appraisal received. In 2007, the Bank took an impairment charge of $1,900,000 on the property to reduce the value to estimated realizable value of $7,490,000 at December 31, 2007. At March 31, 2008, the estimated realizable value was $7,544,000. In addition, a specific reserve of $1,840,000 was recorded in 2007 in the reserve for unfunded commitments included in accrued interest, taxes and other liabilities on the Balance Sheet, to recognize the Bank’s estimate of liability for mechanic liens placed against the property. After settlement of several of these liens, the balance in the specific reserve was $477,000 at March 31, 2008 and $756,000 at December 31, 2007.
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
     A loan is generally considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts (i.e., including both interest and principal payments) due according to the contractual terms of the loan agreement. An impaired loan is charged off at the time management believes the collection of principal and interest process has been exhausted. Partial charge-offs are recorded when portions of impaired loans are deemed uncollectible. At March 31, 2008 and December 31, 2007, impaired loans were measured either based upon the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent.
     The Company had impaired loans at March 31, 2008 of $77,296,000 compared to $53,621,000 at December 31, 2007. The Company had $20,415,000 of specific allowance for loan losses on impaired loans of $55,456,000 at March 31, 2008 as compared to $21,432,000 of specific allowance for loan losses on impaired loans of $47,499,000 at December 31, 2007. Other forms of collateral, such as inventory, chattel, and equipment secure the remaining nonperforming loans as of each date. Management believes the overall increase in impaired loans in the past year is primarily attributable to the rapid decline in real estate values in California’s Central Valley beginning in the fourth quarter of 2007. Since finalizing the December 31, 2007 financial results, the Company has received additional collateral aggregating $20.5 million which has allowed the Company to reverse specific loan loss reserves established as of December 31, 2007 of $10.9 million. In addition, the Company has also concluded that it had material weaknesses in its credit/lending functions at December 31, 2007. In response to the identification of this material weakness, a review was performed by independent credit consultants of 80% of aggregate balance of the commercial and real estate loan portfolios, representing 62% of the total loan portfolio outstanding at December 31, 2007. Remediation of the underlying processes is likely to be completed over the next several quarters. For additional information, see Part I, Item 4 Controls and Procedures on pages 37 through 40 of this report.

OTHER EARNING ASSETS
     The Company has purchased single premium universal life insurance on the lives of certain officers and Board members. Initially, these policies were purchased for investment purposes and to offset the cost of employee benefit programs, the executive management salary continuation plan and the director deferred compensation plan. Subsequently the program was expanded to assist in offsetting costs of general employee benefit programs. The Company is the owner and beneficiary of these policies, except for a $25,000 benefit accruing to each insured individual, and intends to hold them until the death of the insured, with cash surrender values as listed in the following table:

	March 31, 2008	December 31, 2007
	(Amounts in thousands)
Cash surrender value of life insurance	$44,447	$43,677
     As of January 1, 2008, pursuant to EITF Issue No. 06-4, the Company recorded cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar life arrangement for employees and non-employee directors in the amount of $186,000 as a reduction of equity. On a monthly basis, the Company records benefit expense of such insurance coverage. Benefit expense during the quarter ended March 31, 2008, amounted to $11,000. For the three months ended March 31, 2008 and 2007, the Company recorded increases in cash surrender values on these life insurance contracts of $770,000 and $409,000. The increase of $361,000 in cash surrender value of life insurance policies for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to the $375,000 reimbursement of costs associated with the transfer of multiple insurance contracts into a single account contract with one carrier.
DEPOSITS
     Deposits are the Company’s primary source of funds. At March 31, 2008, the Company had a deposit mix of 27% in savings deposits, 39% in time deposits, 16% in interest-bearing checking accounts and 18% in noninterest-bearing demand accounts compared to 28% in savings deposits, 41% in time deposits, 15% in interest-bearing checking accounts and 16% in noninterest-bearing demand accounts at December 31, 2007. Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its cost of funds.
     The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company’s business is not seasonal in nature. The Company accepts time deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At March 31, 2008 and December 31, 2007, the Company had brokered deposits of $2,167,000. The Bank has a policy target for brokered deposits of no more than 15% of the Bank’s asset base.
     Maturities of time certificates of deposits of $100,000 or more outstanding at March 31, 2008 and December 31, 2007 are summarized as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Three months or less	$106,376	$157,659
Over three to six months	53,820	44,511
Over six to twelve months	61,998	26,175
Over twelve months	18,776	41,782

Total	$240,970	$270,127

RESERVE FOR COMMITMENTS
     The reserve for commitments included in other liabilities at March 31, 2008 and December 31, 2007, is presented below.

	March 31,	December
(Amounts in thousands)	2008	31, 2007
Balance at the beginning of quarter	$1,800	$710
Provision for credit losses	145	334

Provision (credit) for mechanics liens and bonded stop notices	(279)	1,840
Payment of mechanics liens and bonded stop notices	—	(1,084)

Balance at the end of quarter	$1,666	$1,800

     The reserve for unfunded loan commitments was increased for the three months ended March 31, 2008 compared to December 31, 2007 by $145,000 to a total of $1,189,000, as an estimate of probable future credits losses resulting from unfunded loan commitments being funded and subsequently charged off.
     At March 31, 2008, the Bank recorded a specific reserve for commitments related to an other real estate owned property in Rocklin, California to recognize the Bank’s estimate of liability for mechanic liens placed against the property. During the first quarter of 2008 and the fourth quarter of 2007, payments of $279,000 and $1,084,000, respectively, were made, leaving a remaining specific reserve balance of $477,000 and $756,000 at March 31, 2008 and December 31, 2007, respectively.
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
     The Company’s liquidity requirements can also be met through the use of its portfolio of liquid assets. These assets include cash, demand and time deposits in other banks, investment securities eligible and available for financing and pledging purposes and federal funds sold. The liquid assets totaled $143,533,000 and $150,242,000, and were 7.7% and 7.5% of total assets at March 31, 2008 and December 31, 2007, respectively.
     Although the Company’s primary sources of liquidity include liquid assets and a historically stable deposit base, the Company maintains lines of credit with certain correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank aggregating $339,391,000 of which $242,500,000 was outstanding as of March 31, 2008. This compares with lines of credit of $337,242,000 of which $107,500,000 was outstanding as of December 31, 2007.
     The increase in advances outstanding on these lines of credit at March 31, 2008 compared to December 31, 2007 is primarily due to the reduction in the Bank’s deposits during the same period.
     The Company’s adverse operating results in 2007 may result in a decrease in the level of confidence that deposit customers have in the Company and the Bank and may have contributed to customers withdrawing deposits. Although management believes the Company’s liquid assets at March 31, 2008 were adequate to meet its operating needs, the Company took necessary steps to pledge commercial loans eligible as collateral to the Federal Reserve

Bank to support additional borrowings, if needed, to fund unexpected but possible withdrawal demands if such demands exceed the Company’s cash, other liquid assets and existing borrowing capacity. This line was put in place by the Bank in early April 2008. As of April 22, 2008, the Bank’s ability to borrow from the Federal Reserve Bank using loans as collateral was $166,300,000. The Company continues to carefully manage its liquidity and look for opportunities to increase liquidity options in future periods. See Item 1A Risk Factors on page 36 of this report for additional discussion of liquidity risk.
     On a stand-alone basis, the Company is the sole shareholder of the Bank. While the Company has historically maintained its own capital and liquid assets, it also depends on its ability to receive dividends and management fees from the Bank for liquidity purposes. Dividends from the Bank are subject to certain regulatory limitations. The proposed formal agreement among the Bank, the FRB and the DFI is likely to prohibit the Bank from paying cash dividends to the Company except with the prior consent of the regulatory agencies. If such consent is not obtained, the Company may have insufficient liquidity to pay common stock dividends or scheduled payments on the junior subordinated debentures. The Company is permitted to defer payments on the junior subordinated debentures for up to 20 quarters under certain circumstances.
CAPITAL RESOURCES
     Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been generated through retention of retained earnings. The Company’s shareholders’ equity increased by $2,638,000 or 2% between December 31, 2007 and March 31, 2008. This increase was achieved through the retention of accumulated earnings, net of dividends paid.
     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Management believes, as of March 31, 2008, that the Company and the Bank met all applicable capital requirements. The Company’s leverage capital ratio at March 31, 2008 was 7.22% as compared with 6.97% as of December 31, 2007. The Company’s total risk based capital ratio at March 31, 2008 was 10.46% as compared to 10.26% as of December 31, 2007. The Bank’s leverage capital ratio at March 31, 2008 was 6.38%, compared with 6.41% as of December 31, 2007. The Bank’s total risk based capital ratio at March 31, 2008 was 9.92%, compared with 9.94% at December 31, 2007. As of March 31, 2008, the Bank’s total risk-based capital ratio is considered “adequately-capitalized”, while all other ratios are considered “well-capitalized”.
   Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table).
     The Company’s and Bank’s actual capital amounts and ratios met all minimum regulatory requirements as of March 31, 2008 and are as follows:

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
Total capital (to risk weighted assets)	$181,221	10.46%	$138,756	8%	$173,220	10%
Tier I capital (to risk weighted assets)	$149,159	8.61%	$69,388	4%	$103,932	6%
Leverage ratio(1)	$149,159	7.22%	$82,647	4%	$103,308	5%
THE BANK:

Total capital (to risk weighted assets)	$170,864	9.92%	$137,831	8%	$172,289	10%
Tier I capital (to risk weighted assets)	$129,125	7.49%	$68,916	4%	$103,373	6%
Leverage ratio(1)	$129,125	6.38%	$80,991	4%	$101,239	5%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.

     The Company’s and Bank’s actual capital amounts and ratios met all minimum regulatory requirements as of December 31, 2007 and were summarized as follows:

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
     The Company declares dividends solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory requirements. In order to pay any cash dividends, the Company must receive payments of dividends or management fees from the Bank. There are certain regulatory limitations on the payment of cash dividends by banks. It is likely that the banking regulators will restrict the Bank’s payment of dividends until the Bank reaches well capitalized levels. Without dividends from the Bank the Company will be limited in its ability to pay cash dividends to its shareholders or scheduled payments on the junior subordinated debentures. The Company has determined to suspend common stock dividends at least through the end of 2008 as a measure to conserve capital.
RETURN ON EQUITY AND ASSETS
     The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

	Three Months Ended		Year ended
	March 31,		December 31,
	2008	2007	2007
Annualized return on average assets	0.45%	0.84%	(0.19)%
Annualized return on average equity	6.40%	10.68%	(2.36)
Average equity to average assets	6.97%	7.88%	7.93
Dividend payout ratio	51.58%	21.62%	NM%

NM	— Not Meaningful
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
     It is the opinion of management that there has been no material change in the Company’s market risk during the first three months of 2008 when compared to the level of market risk at December 31, 2007, other than as discussed in the Liquidity section above and in Part II Item 1A. Risk Factors in this report. If interest rates were to suddenly and materially rise from levels experienced during the first three months of 2008, the Company could become susceptible to an increased level of market risk.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008 pursuant to Exchange Act Rule 13a-15b. Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described below under “Changes in Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2008.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Company reported, in its financial statements and Form 10-K for the year ended December 31, 2007, the identification of material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, and insufficient levels of appropriately qualified and trained personnel in our financial reporting processes. These weaknesses led to a material error in the provision for loan losses and the allowance for loan losses, the absence of entity-level controls to ensure that the appropriate accounting policies are selected, followed and updated as circumstances change, and resulted in ineffective analysis, implementation, monitoring and documentation of accounting policies. The Company has taken the following steps to address the aforementioned material weaknesses:
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
     Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
PART II — Other Information
Item 1. Legal Proceedings
     The Company is a party to routine litigation in the ordinary course of its business. The Company is also party to legal proceedings related to foreclosed property of which the Company has already recorded a specific reserve of $1.6 million related to the Company’s best estimate of probable loss on this legal matter. The Company’s maximum exposure related to this matter is $3 million. In addition to the routine litigation incidental to its business, the Company is a defendant in a lawsuit brought by Pacific Coast Bankers Bank. Management believes that the allegations are unfounded and that judgment against the Company is not probable. In the opinion of management, pending and threatened litigation, where liabilities have not been reserved, have a remote likelihood of having a material adverse effect on the financial condition or results of operations of the Company.
Item 1A. Risk Factors
     Current and prospective investors in our securities should carefully consider the risk factors reported in our 2007 Form 10-K as well as those described below and the other information contained or incorporated by reference in this report. These risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.
     If any of the risks described in our 2007 Form 10-K or in this report actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s securities could decline significantly, and shareholders could lose all or part of their investment.
     The Company is not aware of any material changes in the risk factors described in the Company’s most recent Form 10-K except as set forth below.
Market and Interest Rate Risk
We may need to raise additional capital in the near future, but capital may not be available or may be available only on unfavorable terms when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Before year-end 2007, we were “well capitalized” under federal guidelines. The losses recognized and additional reserves established in the fourth quarter of 2007 brought the Bank’s capital below “well capitalized” minimums and into “adequately capitalized” levels. However, as a result of the deficiencies identified by our banking regulators, it is possible that federal regulators will downgrade our status. We have been informed that these deficiencies will result in regulatory sanctions in the form of a written agreement with federal and state regulators relating to capital, assets, earnings, management, liquidity, sensitivity to market risk and restrictions on our activities and payment of dividends. See Note 21 to the Consolidated Financial Statements included in our 2007 Annual Report of Form 10-K. We have not yet received the proposed written agreement but we expect to receive it shortly. We may need to raise additional capital to meet regulatory requirements and to provide an appropriate cushion against potential losses. Our ability to raise additional capital depends in part on conditions in the capital markets, which are outside of our control. At present the market for new capital for community banks is very limited. Accordingly, we cannot be certain of our ability to raise additional capital in the future or on terms acceptable to us. If we are able to raise capital, it will most likely be on terms that will be substantially dilutive to current shareholders. We have retained Keefe, Bruyette & Woods to seek to raise capital and evaluate other strategic alternatives for the Company. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” under applicable federal regulations. With our capital levels below “well capitalized” minimums, we may not have access to a significant source (or potential source, since we have substantially reduced our reliance on brokered deposits since 2006) of funding, which would force us to use more expensive sources of funding or to sell loans or other assets at a time when pricing for such assets is unfavorable. If we cannot raise additional capital, our results of operations and financial condition could be adversely affected.
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
After filing our year-end call report on January 30, 2008 we determined, in working with our bank regulators and independent credit consultants, that many of our loans required a more adverse classification and greater reserves against losses than we had established in the course of our regular operations. As a result, we increased our allowance for loan losses by $25 million more than we had thought necessary at the end of 2007. An adjustment of this magnitude indicated that we had a material weakness in our methodology for classifying loans and establishing the level of our allowance for loan losses. Although we have taken steps to address this weakness by adding additional levels of loan file review with the assistance of independent consultants, we cannot assure you that we have eliminated or mitigated this weakness.
Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.
Like all financial institutions, every loan we make carries a risk that it will not be repaid in accordance with its terms, or that collateral for the loan will not be sufficient to assure repayment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a secured loan, the changes and uncertainties as to the value of the collateral; the creditworthiness of a particular borrower; changes in economic and industry conditions; and the duration of the loan. Our allowance for loan losses as a percentage of total loans outstanding was 2.42% as of March 31, 2008 and 2.40% as of December 31, 2007 but as a percentage of nonperforming assets was 41.01% as of March 31, 2008, down from 57.97% as of December 31, 2007. Nonperforming loans increased by $24 million in the first quarter of 2008, while our provision for loan losses was

$1.4 million, and our allowance for loan losses increased by a net amount of $500,000. Although management believes the level of our loan loss allowance is now adequate to absorb probable losses in our loan portfolio, management cannot predict these losses or whether the allowance will be adequate or whether we will be required to increase this allowance. Any of these occurrences could adversely affect our business, financial condition and results of operations.
Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market.
Approximately 60% of our loan portfolio was secured by commercial or, to a lesser extent, residential and agricultural real estate at March 31, 2008. Our markets experienced an increase in real estate values in recent years before 2007, in part as the result of historically low interest rates. During late 2006 and 2007, real estate markets in California and elsewhere experienced a slowdown in appreciation and, in some cases, a significant depreciation. The current subprime mortgage crisis has caused a substantial increase in real property foreclosures and downward pressure on real estate values. The recent decline in economic conditions and real estate values could continue to have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and the value of real estate owned by us, as well as on our financial condition and results of operations in general.
Our concentration in real estate construction loans subjects us to additional risks.
We have a concentration in real estate construction loans. Approximately 10% of our lending portfolio was classified as real estate construction loans as of March 31, 2008. Approval and terms of real estate construction loans depend in part on estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves greater risks than permanent mortgage lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and its actual market value. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Repayment is substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or if real estate values decline during the construction process or if a project suffers substantial delays, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss. A slumping real estate market will may make it difficult for us to complete and dispose of the foreclosed Rocklin condominium project without additional loss or reserves. The housing market in Central California where our construction loan accounts are located is overbuilt and depressed, and it will be difficult to sell or refinance units in these projects for the foreseeable future.
Continuation of local economic conditions could hurt our profitability.
Most of our operations are located in the Central Valley of California. As a result of this geographic concentration, our financial results depend largely on economic conditions in this region. The local economy relies heavily on real estate, agriculture and ranching and has experienced a significant downturn in these industries. This deterioration is characterized by falling real estate values and increasing unemployment. Poor economic conditions could cause us to continue to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If these conditions continue in our market area, they would have an adverse effect on our borrowers and on our financial condition and results of operations.
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
As a holding company, a substantial portion of our cash flow typically comes from dividends paid by our Bank. Various statutory provisions restrict the amount of dividends our Bank can pay to us without regulatory approval. It is likely that our banking regulators will restrict the Bank’s payment of dividends until the Bank reaches well capitalized levels. Without dividends from the Bank the Company will be limited in its ability to pay cash dividends to its shareholders or to make scheduled payments on junior subordinated debentures. The Company has determined to suspend common stock dividends at least through the end of 2008 as a measure to conserve capital.
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
None.
Item 6. Exhibits
See Exhibit Index

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST (Registrant)
Date: May 19, 2008	By	/s/ Thomas T. Hawker
Thomas T. Hawker
President and Chief Executive Officer

Date: May 19, 2008	By	/s/ David A. Heaberlin
David A. Heaberlin
Chief Financial Officer/Treasurer

Exhibit Index

Exhibit	Description
10.1	Employment Agreement dated March 27, 2008 between Capital Corp of the West and County Bank and Donald T. Briggs, Jr.	*

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350