Form 10-K/A
period 2007-12-31
CAPITAL CORP OF THE WEST
filed 2008-05-20
CIK 1004740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 0-27384
CAPITAL CORP OF THE WEST
(Exact name of registrant as specified in its charter)

California	77-0405791

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

550 West Main Street, Merced California	95340

(Address of principal executive offices)	(Zip Code)
(209) 725-2269
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, no par value	NASDAQ Stock Market LLC
Preferred Share Purchase Rights	NASDAQ Stock Market LLC
Securities registered under Section 12(g) of the Act (Title of Class): None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note
The registrant’s Form 10-K incorporated information required to be disclosed in Part III by reference from the registrant’s proxy statement for the 2008 annual meeting of shareholders to be filed within 120 days after year end. The registrant was unable to file its proxy statement within 120 days after year end. Therefore the registrant is filing this Amendment No. 1 to its Form 10-K to report information required in Part III.

Capital Corp of the West

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Bylaws of the Company provide that the number of directors of the Company may be no less than nine and no more than twelve. The exact number of directors within this range may be changed by action of the Board or the shareholders. The number of directors is currently fixed at ten. The Board is classified into three classes with staggered three-year terms.
INFORMATION REGARDING CURRENT BOARD
     The following table provides information with respect to the directors of the Company. Reference is made to the section entitled “Security Ownership of Certain Beneficial Owners and Management” for information pertaining to stock ownership of the directors. Board service before 1995 refers to service as a director of County Bank before the Company was organized as its holding company.

			Director
Name	Class	Age	Since	Business Experience During Past Five Years
Dorothy L. Bizzini	I	73	1992	Partner in Atwater/Merced Veterinary Clinic, Inc.; Owner Of Dorothy Lee Apartments.
David X. Bonnar	III	53	2005	Manager of information service group, Community Medical Centers of Central California; Proprietor of The Special Projects Group, a software development company.
Donald T. Briggs, Jr. (1)	III	62	2007	Retired from KPMG LLP. Retired from KPMG LLP in 2005 as Audit Partner for private & public clients. Did not work on the Company’s audit during full tenure with KPMG and is considered independent. Licensed CPA, not active in the profession. Appointed chair of the Company’s Regulatory Oversight Committee in March 2008.
Jerry E. Callister (2)	I	65	1991 [1]	Chairman of the Board of the Company and the Bank; President of Callister & Hendricks, Inc., a Professional Law Corporation; Manager, Tioga Properties, LLC; Manager, Tenaya Properties, a General Partnership; Manager, Whitegate Enterprises, LLC.
John D. Fawcett	II	59	1995	Vice Chairman of the Board of the Company and the Bank; President and Manager of Fawcett Farms Inc.
Curtis R. Grant	III	68	2005	Retired professor, California State University Stanislaus.
G. Michael Graves	III	56	2001	Managing Director, Pacific Resources, Inc., a financial, strategic planning, merger and acquisition advisory firm.
Thomas T. Hawker	II	65	1991	President and CEO of the Company and CEO of the Bank.
Curtis A. Riggs	II	58	2000	CEO VIA Adventures, a transportation company; CEO Merced Transportation, school bus service; Vice President, Carskaddon Enterprises, Inc., a leasing company.
Gerald L. Tahajian	I	67	2001	President, Gerald Lee Tahajian, Inc., a professional law corporation.
     No family relationships exist among any of the directors or executive officers of the Company. No director or person nominated to become a director is a director of any other public company or registered investment company.

(1)	Mr. Briggs was appointed to the Capital Corp of the West Board on June 1, 2007 replacing Mr. Van Groningen who retired May 31, 2007.

(2)	Previously served on the Board of Directors from 1977 to 1985.

BOARD STRUCTURE AND CORPORATE GOVERNANCE
Corporate Governance and Nominating Committee
     Messrs. Callister (Chair), Bonnar, Fawcett, Graves and Grant are members of the Governance Committee (recently renamed the Corporate Governance and Nominating Committee). During 2007 the Governance Committee held a total of 11 meetings. Each of the members of the Committee is “independent” within the meaning of the listing standards and rules of NASDAQ. The Committee has a charter which can be accessed on the Company’s website at the following address: http:/www.ccow.com.
     The Governance Committee recommends corporate governance policies and practices to the Board of Directors of both Capital Corp of the West and County Bank and monitors those policies and practices.
     The Committee also serves as a Director Nominating Committee. The Committee oversees the search for qualified individuals to serve on the Board and the Bank board of directors and recommends to the entire Board an appropriate replacement when a vacancy occurs on the Board. The Company seeks directors who are of high ethical character and have reputations, both personal and professional, that are consistent with the image and core values of the Company. The bylaws require that directors also be free of proscribed conflicts of interest. The Committee reviews from time to time the appropriate skills and characteristics required of directors in the context of the current make-up of the Board, including such factors as business experience, diversity, and personal skills in finance, marketing, business, and other areas that are expected to contribute to an effective Board.
     The Committee identifies new director candidates from prominent business persons and professionals in the communities it serves. The Committee also has the authority, to the extent it deems necessary or appropriate, to retain a search firm to be used to identify director candidates. The Committee considers nominees of shareholders in the same manner as other nominees. Shareholders who wish to suggest nominees should write to the President of the Company at the address shown on this Proxy Statement with all relevant information that would support a suggested nomination. Suggestions should be submitted at least 150 days before the anniversary of the previous year’s annual meeting to allow the Committee time to evaluate the proposed nominee’s qualifications.
     The Company will also consider director candidates nominated directly by shareholders who adhere to the following procedure set forth in the Company’s Bylaws. The Bylaws provide that any shareholder must give written notice to the President of the Company of an intention to nominate a director at a annual meeting of shareholders. The notice must be received at least 21 days before the annual meeting or 10 days after the date of mailing of notice of the annual meeting, whichever is later. The Bylaws contain additional requirements for nominations. A copy of the requirements is available upon request directed to the President of the Company.
Compensation Committee
     The purpose of the Compensation Committee is to (i) discharge the Board’s responsibilities relating to the compensation of the Company’s executive officers, (ii) oversee the administration of the Company’s compensation and benefits plans, in particular the incentive compensation and equity-based plans of the Company and (iii) prepare the annual report on executive compensation required by the rules and regulations of the SEC to be included in the Company’s annual proxy statement. Mr. Briggs (Chair), Ms. Bizzini, Messrs. Riggs and Tahajian were members of the Compensation Committee in 2007. The Compensation Committee has a charter which can be accessed on the Company’s website at the following address: http://www.ccow.com. Katherine L. Albiani, a director of County Bank, is also a member of the Compensation Committee but she participates only on matters related to non-executive officers of County Bank.
     Compensation Committee Interlocks and Insider Participation. Prior to March 2008, none of the members of the Compensation Committee in 2007 has ever been an officer or employee of the Company or any subsidiary of the Company. During 2007, no executive officer or employee-director of the Corporation served as a director of an entity where a member of the Compensation Committee or any other independent director of the Company is an executive officer. No member of the Compensation Committee was indebted to County Bank during 2007. In March 2008, the Board appointed Mr. Briggs as chair of the Regulatory Oversight Committee and the Company entered into an agreement to compensate him for his efforts in that role. As a result he will not be considered independent and he was required to step down from the Compensation Committee at the time of this appointment.

Regulatory Oversight Committee
     In March 2008, the Board formed the Regulatory Oversight Committee to address issues arising out of the increase in loan losses and the provision for loan losses and the material weaknesses in the Company’s controls and procedures and internal control over financial reporting. The members are Messrs. Briggs (Chair), Callister and Graves.
Audit Committee
     Composition. The Audit Committee is comprised of Mr. Graves (Chair), Ms. Bizzini, Messrs. Riggs and Tahajian. Each member of the Audit Committee is “independent” within the meaning of the listing standards and rules of NASDAQ governing the independence of directors and the independence of audit committee members, including the “audit committee financial expert” discussed below.
     Audit Committee Financial Expert. The Board has determined that Messrs. Graves and Tahajian have: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.
     Therefore, the Board has determined that Messrs. Graves and Tahajian meet the definition of an “audit committee financial expert” under the rules of the SEC and are “financially sophisticated” under NASDAQ rules. The determination is based on Messrs. Graves’ and Tahajian’s professional and business experience.
     Designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933. The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.
     Committee Functions. The Audit Committee is appointed by the Board to assist the Board in fulfilling its oversight responsibilities. The Audit Committee’s primary duties and responsibilities are to:
•	Monitor the integrity of the Company’s financial reporting process and systems of internal accounting controls;

•	Monitor the independence and performance of the Company’s independent auditors and internal audit services department;

•	Provide an avenue of communication among the independent auditors, management and the internal audit services department; and

•	Review areas of potential significant financial risk to the Company.
EXECUTIVE OFFICERS OF THE COMPANY
     Set forth below is certain information with respect to each of the executive officers of the Company.

			Executive
Name	Age	Position And Offices	Officer Since
Thomas T. Hawker	65	President, CEO and Director	1991

David A. Heaberlin *	58	Executive Vice President, Chief Financial Officer and Treasurer	2006

Katherine Wohlford *	51	Executive Vice President and	2006
		Chief Administrative Officer

*	These individuals also serve in their stated capacities for the Bank, except Mr. Hawker is CEO of only the Company.

Set forth below is certain information with respect to the other executive officers of the Bank.

			Executive Officer
Name	Age	Position And Offices	Since
Ed. J. Rocha	55	President and Chief Operating Officer	1997

John J. Incandela	47	Executive Vice President and Chief Credit Officer	2005
     A brief summary of the background and business experience of each of the executive officers of the Company and the Bank is set forth below.
     THOMAS T. HAWKER became the Bank’s President and CEO in 1991 and President and CEO of the Company in 1995. In 2005 the board appointed Mr. Rocha as President of the Bank. Mr. Hawker remains as the CEO of the Bank. Prior to his joining the Bank he served as President and CEO of Concord Commercial Bank from 1986-1991.
     DAVID A. HEABERLIN joined the Company and the Bank as Executive Vice President, Chief Financial Officer and Treasurer in June 2006. Mr. Heaberlin most recently served as Chief Executive Officer and Chief Financial Officer for International Properties Group/Launchworks/180 Connect Inc. from 2000 to 2005. Prior to that Mr. Heaberlin was with Bay View Bank in San Francisco from 1995 to 2000 where he held several positions including Chief Financial Officer, Chief Operating Officer, and President. Mr. Heaberlin also held senior banking positions with Financial Corporation of Santa Barbara; Bowery Bank in New York City; Exchange National Bank of Chicago and Numerica Bank/Home Bank in New Hampshire.
     JOHN J. INCANDELA became the Bank’s Executive Vice President and Chief Credit Officer in June 2005. He was Senior Vice President/Head of Credit Policy for Banco Popular North America in Chicago, Illinois from 2002 to 2005. He was formerly Regional Senior Credit Officer for Banco Popular North America’s New York Metro Region in New York City from 1997 to 2002.
     ED J. ROCHA became the Bank’s President in December 2005 as well as the Bank’s Chief Operating Officer. Previously Mr. Rocha served as the Bank’s Executive Vice President and Chief Operating Officer from 2003 to 2004. He was the Bank’s Executive Vice President and Chief Banking Officer from 2000 to 2002; also Senior Vice President/Chief Banking Officer from 1997-1999, and Vice President and Regional Manager from 1995-1997. Prior to joining the Bank he served as Senior Vice President/Branch Administrator for Pacific Valley National Bank from 1989-1995.
     KATHERINE WOHLFORD became the Company’s and Bank’s Executive Vice President and Chief Administrative Officer in April 2006. Ms. Wohlford served as First Vice President for Washington Mutual in Seattle, Washington from 2004-2005. Ms. Wohlford also held the position of the Regional Vice President with Alta Colleges based in Denver, Colorado from 1999-2004. Ms. Wohlford was Senior Vice President/Director of Product Management for Home Savings of America in California from 1995-1998. Ms. Wohlford held numerous senior management positions with Glendale Federal Bank from 1986-1995,
     DONALD T. BRIGGS, JR. was appointed chair of the Regulatory Oversight Committee in March 2008. As chair he will be acting in an executive capacity.
Code of Ethics
     The Company has adopted a code of conduct governing the conduct of all its employees and directors. The Company has posted the code of conduct on its website and it may be accessed at the following address: http://www.ccow.com.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16 (a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires each person (i) who owns more than 10% of any class of equity security which is registered under the Exchange Act or (ii) who is a director or one of certain officers of the issuer of such security to file with the Securities and Exchange Commission certain reports regarding the beneficial ownership of such persons of all equity securities of the issuer. The Company has established a procedure to aid persons who are officers and directors of the Company in timely filing of reports required by the Exchange Act. The Board is required to disclose unreported filings from prior years of which the Board has knowledge. All Section 16(a) reports were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Compensation Philosophy and Objectives. The Compensation Committee (the “Committee”) establishes and maintains the compensation program for the CEO, Mr. Hawker, and the other Named Executive Officers of the Company identified in the Summary Compensation Table (collectively referred to as the “Named Executive Officers”).
     The objectives of the executive compensation programs of the Committee are to attract, motivate and retain the most talented and dedicated executives possible by offering them:
•	a total compensation program that is competitive with the compensation practices of its peer companies;

•	a substantial portion of their total compensation that is incentive compensation for achieving pre-established corporate objectives and individual objectives; and

•	a significant portion of their total compensation in the form of equity-based compensation so as to align their interests with those of the Company’s shareholders.
     To achieve these objectives, the Committee has implemented and maintained compensation plans that provide a total compensation package to its executives consisting of five components: (i) an annual base salary; (ii) annual incentive bonuses paid only upon achievement of pre-established objective financial performance targets for the Company and individual performance targets that are tied to and related to the executive’s individual contributions to the Company; (iii) stock option grants to link the interests of the Company’s Named Executive Officers with those of the Company’s shareholders by providing compensation that allows the executive to share in the long-term performance of the Company through appreciation in the Company’s stock price; (iv) post-employment benefits in the form of (A) severance agreements that pay severance benefits in the event of a change in control of the Company and (B) salary continuation agreements designed as a long-term incentive and executive retention benefit and (v) perquisites customary with those made available to executive officers in similar positions, including a 401(k) match and ESOP participation.
     The Committee endeavors to establish and maintain “total direct compensation” for each of its Named Executive Officers that is near the median of the total direct compensation paid to similar executives of comparable institutions. For this purpose, total direct compensation is comprised of base salary, annual cash incentives and long-term equity incentives. The Committee in 2006 commissioned an independent public accounting firm to conduct an executive compensation study to assist the Committee in establishing the 2007 compensation levels of its Named Executive Officers (the “2006 Compensation Study”). The 2006 Compensation Study was based on compensation data obtained from a select group of community banking institutions ranging in total assets between $1 and $2.4 billion (the “Compensation Peer Group”). The Compensation Peer Group consisted of the following community banking institutions:

ITLA Capital Corp	Vineyard National Bancorp
Mid-State Bancshares	Wilshire Bancorp Inc.
Placer Sierra Bancshares	Center Financial Corp
Trico Bancshares	Farmers and Merchants Bancorp
First Regional Bancorp	Northern Empire Bancshares
Nara Bancorp
     The 2006 Compensation Study identified the median total direct compensation levels paid to the various Named Executive Officers of the Compensation Peer Group, and the median levels for each component of the compensation mix. This information was used by the Committee as guidelines for determining appropriate 2007 total direct compensation levels for the Named Executive Officers as well as the appropriate pay mix among the various compensation components.
     In establishing and approving the 2007 compensation levels and programs for the CEO, which includes the incentive compensation goals and thresholds, the Committee also obtains information from certain members of management (excluding the CEO) and the Board regarding the CEO’s performance. The CEO reviews the performance of the other Named Executive Officers and provides recommendations to the Committee. The final review and approval of the Named Executive Officers’ compensation resides solely with the Committee.
Elements of Compensation
     The following section describes the Company’s compensation philosophy regarding each component of the compensation mix and the Committee’s process for determining the appropriate pay levels with respect to each component.

     Base Salary. The base salary is the fixed portion of cash compensation. The Committee adjusted the base salary of the CEO for 2007 to $410,000 after considering the CEO’s executive duties, responsibilities, experience and the 2006 Compensation Study. The Committee also adjusted the base salaries of the other Named Executive Officers for 2007 after considering their respective duties, responsibilities and experience, the base salary increases recommended by the CEO and the 2006 Compensation Study. The Committee expects to review and adjust the base salaries of its Named Executive Officers annually.
     Annual Incentive Bonus. The annual incentive bonus is the variable portion of the cash compensation paid to each of the Named Executive Officers and is largely tied to the financial performance of the Company. The annual incentive bonuses are designed to drive achievement of the Company’s annual financial performance standards. The incentive plan for 2007 was established by the Committee in March 2007. The payout levels under the annual incentive bonus plan are based on a “funding formula” and allocation percentages that the Committee assigned to each Named Executive Officers in March 2007. The bonus payouts are also conditioned on certain minimum Company financial performance standards but the Committee has the discretion to waive one or more of these standards.
     In March 2007, the Committee established a funding formula for purposes of determining the aggregate bonus pool to be distributed to the Named Executive Officers based on targeted bonus amounts and the Company’s 2007 financial budget. The funding formula and the allocation percentages were designed to provide annual incentive payouts to each of the Named Executive Officers at the median level of the Compensation Peer Group. The incentive plan formula provided for 2007 was unchanged from 2006 and was as follows:
•	3.6% of the Company’s net income after bonus and after tax (“Adjusted Net Income”) if the Company’s Adjusted Net Income is in excess of $22.66 million;

•	plus 7.2% of the Company’s Adjusted Net Income that is between $22.66 million and $24.93 million; and

•	plus 10.8% of the Company’s Adjusted Net Income that is in excess of $24.93 million.
     The minimum financial performance standards for 2007, which were determined based on the Company’s annual financial budget, consisted of the following:
•	at least 8% annual growth in net income

•	at least 12% annual growth in net loans

•	at least 10% annual growth in deposits
•	at least 4% net interest margin for 2007

•	at least 1% return on average assets for 2007

•	at least 13% return on average equity for 2007

•	no more than 59% efficiency ratio for 2007

•	no more than .4% of average net loans in loan charge offs
     In March 2007, the Committee allocated the bonus pool among the Named Executive Officers based on the median bonus payouts to the Named Executive Officers of the Compensation Peer Group as follows:
•	CEO 30.7%

•	Chief Financial Officer 13.86%

•	Chief Credit Officer 13.86%

•	Chief Operating Officer 13.86%

•	Chief Administrative Officer 13.86%

•	General Counsel 13.86%

     The CEO’s 30.7% share of the bonus pool was subject to reduction if certain additional performance goals for net income, return on equity, board evaluation and new venture management were not achieved. The following table shows the 2007 CEO bonus target levels and the percentage payable if the respective targets were achieved.

				New Venture
Payout on	Net Income	Return on	Board Evaluation	Management
Performance Goal	(Millions)	Equity (%)	(Score of 2-5)	(Score of 2-5)

70%	$21.5	15.6	2	2
80%	$22.0	16.4	3	3
90%	$22.5	17.2	4	4
100%	$23.0	18.0	5	5
     Based on the results achieved in each of the above criteria, the actual annual bonus for the CEO in 2007 would have been determined based on a weighting of the criteria as follows:

Net Income	40%
Return on Equity	40%
Board Evaluation	13%
New Venture Management	7%
     Cash incentive compensation earned in 2006 and paid in 2007 is disclosed in the Summary Compensation Table for 2006 in column (g) “Non-Equity Plan Compensation”. Due to the Company’s net loss for 2007, the Company paid no cash incentive bonuses to the Named Executive Officers with respect to 2007.
     Equity Based Long Term Incentive Program. The Company has a stock option plan to provide its Named Executive Officers with equity compensation consisting of stock options to align their interests with the interests of the Company’s shareholders. While the Company does not have any specific Company stock ownership requirements, the Committee considers the stock holdings of each Named Executive Officer when granting stock options along with the data obtained from the Compensation Peer Group.
     Under the Company’s 2002 Stock Option Plan, the Committee is authorized to grant options to the Company’s executive officers to purchase shares of common stock at the price per share of the Company’s common stock as of the grant date of such option. Generally, stock option grants to the Company’s Named Executive Officers are made at the commencement of employment and annually in January of each year, at the discretion of the Committee. The value of the stock options granted to each Named Executive Officer is set forth in the Summary Compensation Table included in this proxy statement. The Committee believes the options terms are comparable to the terms offered executives of peer banking institutions. The Committee further believes that the respective total direct compensation (inclusive of stock options) of each Named Executive Officer is near the median of the total direct compensation for corresponding executive officers of the Compensation Peer Group.
     From time to time, the Compensation Committee changes its policy as to the vesting schedule of option grants. During 2007, its usual policy was to provide for immediate vesting of 25% of options on the date of grant with the balance vesting at a rate of 25% on each of the next three anniversaries of the date of grant. In December 2007 the Committee amended its policy so that future option grants generally will vest at the rate of 20% on each of the first five anniversaries of the date of grant. The change effectively increases the usual full vesting schedule from three years to five. The purpose of the change was to give option grantees increased incentive to remain with the Company for a longer term and to place greater emphasis on the longer term interests of the Company. The Compensation Committee retains discretion to establish a different vesting schedule for any particular grant.
Post-Employment Executive Compensation
     Salary Continuation Plans. The Committee provides each of the Company’s Named Executive Officers with significant post-employment benefits in the form of salary continuation benefits as an important part of their total executive compensation to reward them for their service and loyalty to the Company. The purpose of the salary continuation agreements is to provide special incentive to the experienced executive officer to continue employment with the Company on a long-term basis. These agreements provide the executive with salary continuation benefits of $150,000 to the CEO and $85,000 to the other Named Executive Officers per year for 15 years after their retirement from the Company at their normal retirement age. For the CEO and the other Named Executive Officers, normal retirement age is 65. The salary continuation benefits vest at the rate of 40% after four years and an additional 10% per year thereafter. The Named Executive Officers may also retire 5 years earlier than their normal retirement age with reduced salary continuation benefits.

     In the event of death of the Named Executive Officer prior to retirement and while in the active service of the Company, the executive’s beneficiary is paid the amount of benefits as if the executive survived to retirement age with payments beginning the month after the executive’s death. In the event of disability wherein the executive does not continue employment with the Company, the executive is entitled to salary continuation benefits, at a reduced amount depending on the length of service with the Company, beginning at age 65 or on the date on which he is no longer entitled to disability benefits under the Company’s group disability insurance, whichever is earlier. If the executive terminates employment with the Company for a reason other than death or disability prior to the retirement age of age 65, such person will be entitled to salary continuation benefits at a reduced amount depending on the length of service with the Company.
     In the event of a change of control of the Company, the executive becomes fully vested in his or her salary continuation payments, but his or her payments are not accelerated prior to normal retirement date. In addition, the executive is entitled to receive a tax gross up payment in an amount equal to 60% of the salary continuation benefit that would constitute an excess parachute payment under Section 280G of the Internal Revenue Code for the purpose of trying to make the executive whole for any Federal excise tax on the excess parachute payments due to the change in control.
     The determination of the $85,000 annual benefit amount was part of the offer of employment for Messrs. de la Peña, Heaberlin, Incandela and Ms. Wohlford which the Committee deemed appropriate for their duties and responsibilities and similar to salary continuation benefits offered by peer banking institutions. The $150,000 annual benefit for the CEO and $85,000 annual benefit for Mr. Rocha were determined by the Committee based on their respective duties and responsibilities and similar to salary continuation benefits offered by peer banking institutions. The Committee believes these salary continuation benefits to the Named Executive Officers are similar to the severance benefits offered by its peers and are necessary for the retention of the Named Executive Officers and for the recruitment of new executive officers.
     Change-in-Control Agreements. The Company has entered into change in control agreements with each of the Named Executive Officers, except for the CEO who has a change of control provision in his employment agreement. The change in control agreements provide for severance payments, if within 12 months of a change in control the executive is either involuntarily terminated without cause or terminates employment for good reason. Good reason includes the decrease of the executive’s base salary, the decrease of the executive’s bonus compensation unless the decrease is company-wide, the material change or reduction in the executive’s duties or responsibilities, or the relocation of the executive to a location more than 50 miles from the current location of the executive or relocating the place of the executive offices. In the event of such termination, the change in control agreement provides the executive with severance benefits consisting of a lump sum cash payment of the sum of (i) 12 months of the executive’s annual compensation consisting of base salary on the date of the change in control and (ii) the average bonus earned by the executive in the three years preceding the year in which the change in control occurs.
     In addition, the change in control agreements provide the executive upon a change of control with full vesting of any qualified and nonqualified plans in which the executive participates, continued health insurance benefits at the Company’s cost for 12 months following the change in control, and the cash equivalent of continued disability and life insurance benefits for 12 months following the change in control. In addition, the executive is entitled to receive a tax gross up payment in an amount equal to 60% of the severance benefit that would constitute an excess parachute payment under Section 280G of the Internal Revenue Code for the purpose of trying to make the executive whole for any Federal excise tax on the excess parachute payments due to the change in control. These agreements are intended to retain executives and provide continuity of management in the event of a threatened change in control of the Company.
     The change in control provision in the CEO’s employment agreement is similar to the provisions of the change of control agreements for the other Named Executive Officers and provides for severance payments if within 12 months of a change in control, the CEO is involuntarily terminated without cause or the CEO voluntarily terminates employment for good reason. Good reason for the CEO is the same as for the other Named Executive Officers, except good reason also includes the failure to nominate him as a director of the Company if he is a director of the Company at the time of the change in control, and the failure of the successor to assume his employment agreement.
     In addition, upon a change of control and either the involuntary termination of the CEO without cause or voluntary termination by the CEO for good reason, the CEO shall have severance benefits equal to severance benefits described above for the other Named Executive Officers, except that the severance benefits shall be based on 18 months instead of 12 months and that the severance payments shall be made 6 months after his separation of service with the Company. The Committee believes these severance benefits to the Named Executive Officers are similar to the severance benefits offered by its peers and are necessary for the retention of the Named Executive Officers and for the recruitment of new executive officers.

Perquisites
     General. The executive officers receive certain perquisites provided by or paid for by the Company. These perquisites include car allowances, moving expenses for newly hired executive officers, certain tax payments, certain gifts, death benefits of $25,000 related to Bank owned life insurance policies, payment of travel and lodging expenses of spouses of the executives on certain business related trips. The perquisites for the named officers are detailed in the footnotes to the Summary Compensation Table included in this proxy statement. The Company provides these perquisites to their Named Executive Officers because these perquisites are offered by many of its peers, and therefore the Committee believes that providing these perquisites to the Named Executive Officers is necessary for their retention and for the recruitment of new executive officers.
Employment Agreements
     Except for Mr. Hawker and Mr. Briggs, the Company does not have formal employment agreements with any of its Named Executive Officers. Mr. Hawker’s employment agreement was last amended in December 2006, to increase his 2007 base salary to $410,000, to provide a contingent early retirement date, provide for contingent extension of its term, and make technical amendments for sections 409A and 280G of the Internal Revenue Code. The agreement provides that Mr. Hawker will serve as the Company’s President and CEO for a term ending January 2, 2009, unless (i) Mr. Hawker decides to retire early and provides notice to the Board of his early retirement that can be no sooner than March 2, 2008, (ii) the Board provides Mr. Hawker with 30 days notice of its intent to shorten the term; with payments of full benefits through January 2, 2009, (iii) Mr. Hawker notifies the Board that he will retire at the end of the term at January 2, 2009 and the Board at that time cannot find a successor and notifies Mr. Hawker by November 30, 2008 of the extended term that is no later than of June 30, 2009 that Mr. Hawker shall serve, or (iv) Mr. Hawker and the Board agree to renew the employment agreement for a new term.
     The agreement provides that Mr. Hawker shall be a member of the Board as long as he is the CEO and is elected to the Board by the shareholders of the Company. In addition, his compensation shall include a base salary of $410,000 as may be adjusted by the Committee at its discretion during the term and discretionary incentive compensation as determined by the Committee. In the event Mr. Hawker serves during the extended term of the agreement in 2009 beyond March 31, 2009, he shall receive incentive compensation for 2009 equal to 50% of his incentive compensation for 2008 and a grant of stock options in 2009. The agreement also provides for the annual grant of stock options to acquire 10,000 shares of Company stock per year that vest 25% on grant and 25% each succeeding anniversary of the grant date for options granted in 2006 and 33 1/3% upon grant and 33 1/3% each succeeding year for options granted in 2007 or thereafter. A Company automobile is provided to Mr. Hawker for his business and personal use with operating expenses to be paid by the Company. In the event the operating annual expenses including depreciation at 20% per year exceed $14,400, such difference will be subtracted from Mr. Hawker’s compensation, and if the operating annual expenses are less then Mr. Hawker will have a carry forward credit for following years. Mr. Hawker is also given the right to purchase the automobile at the lesser of its depreciated cost or the Kelley Blue Book wholesale value.
     Under his employment agreement, Mr. Hawker is provided with vacation benefits of 20 business days per year. He and his spouse under the agreement are also provided with medical, dental, disability and life insurance benefits that are offered to all of the Company’s other executive officers. His agreement also provides for severance benefits upon a change of control previously discussed herein. In the event of his termination by the Company without cause, the employment agreement provides Mr. Hawker with severance benefits of eighteen months of base salary at the time of termination and health insurance benefits for 18 months following termination. The Committee believes the terms of executive compensation provided to Mr. Hawker in his employment agreement are near the median of the executive compensation benefits offered by its peers as based on the 2006 Compensation Survey and are necessary for the retention of Mr. Hawker.
     In March 2008, the Board of Directors formed the Regulatory Oversight Committee and appointed Director Donald T. Briggs, Jr. as its chair. In this position Mr. Briggs will be acting in an executive capacity. He and the Company entered into an employment agreement that includes the following terms: annual salary of $100,000; grant of options to purchase 130,000 shares of the Company’s common stock at $7.91 per share, with options for 39,000 shares vesting on the date of grant and options for 7,583 shares vesting each month thereafter, and a term of seven years; a furnished apartment or other suitable living accommodations in Merced; a cell phone; and a monthly auto allowance of $1,200. If within the first 100 days of his employment Mr. Briggs resigns or is terminated for cause, (i) the option terminates in its entirety; and (ii) the Company will pay him an additional $40,000 per month compensation through date of termination, prorated for any partial month. Cause, as defined in the agreement, means personal dishonesty; incompetence; willful misconduct; breach of fiduciary duty involving personal profit; willful violation of law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order; willful or permanent breach of any obligations owed to the Company or the Bank under the employment agreement; or a directive from any bank regulatory agency to remove or suspend Mr. Briggs from his position as chair of the Regulatory Oversight Committee. If he is terminated other than for cause, the portion of the option vested through date of termination will remain exercisable for the balance of the seven year term and he will receive the balance of base salary prorated through the date of termination.

     The emphasis on option-based compensation for Mr. Briggs is intended to provide him with maximum incentive in his role as chair of the ROC to address the Company’s operating weaknesses, restore the Company to sound and profitable operations and, as a result, reverse the recent decline in the market price of the Company’s common stock. The relatively short vesting period for his options reflects the urgency with which he, the full Board, and the Compensation Committee view the task that he and the ROC face and the level of immediate commitment required.
The Role of Executive Officers in Determining Executive Compensation
     The Committee is responsible for obtaining information from management and the Board with respect to the performance of the CEO and other Named Executive Officers in connection with these goals at the end of each fiscal year. The CEO reviews the performance of the other Named Executive Officers and provides recommendations to the Committee as to the adjustments to the other Named Executive Officers’ executive compensation. The Committee provides advice and consent to the CEO in his review and adjustment of other Named Executive Officers’ compensation, including the establishment of personal performance goals. The final review and approval of the Named Executive Officers’ compensation resides with the Committee.
Tax Considerations
     It is the Committee’s intent that all compensation paid to the Named Executive Officers be deductible by the Company, with the exception of certain severance benefits and salary continuation benefits that are payable in the event of a change in control of the Company, in which case the amounts that are considered excess parachute payments under Section 280G of the Internal Revenue Code, if any, will not be deductible by the Company. Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the tax deduction for “non-performance based” executive compensation payments. Despite this limitation, the compensation paid to the Named Executive Officers in 2007, was fully deductible under the provisions of the Internal Revenue Code.

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
Name							Nonqualified
and				Stock	Option	Non-Equity	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Incentive Plan	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	Compensation	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Thomas T. Hawker,	2007	408,641	—		77,336		190,885	32,351	709,213
President and CEO(1)	2006	375,056	—	—	26,512	260,209	172,355	29,505	863,637
Richard de la Peña,	2007	249,718	—	—	59,362	—	43,094	22,083	374,257
EVP and General Counsel (2)	2006	96,472	—	—	71,783	59,362	19,768	38,990	286,375
David A. Heaberlin	2007	236,634	—		69,843		47,343	28,870	382,690
EVP and CFO (3)	2006	109,297	—	—	72,428	62,923	21,717	60,472	326,837
John J. Incandela	2007	210.508	—	—	38,668	—	14,932	28,653	292,761
EVP and Chief Credit Officer of Bank (4)	2006	199,381	—	—	13,256	98,079	12,254	20,687	343,657
Ed J. Rocha	2007	287,042	—	—	38,668	—	31,986	41,175	398,871
President and Chief Operating Officer of Bank (5)	2006	275,009	—	—	13,256	161,130	29,351	35,468	514,214
Katherine Wohlford,	2007	201,258	—	—	70,095	—	22,444	28,870	322,667
EVP and CAO (6)	2006	125,980	—	—	80,603	74,203	15,233	47,143	343,162

1.	2007: The all other compensation amount for Mr. Hawker includes Company contributions under the Company’s retirement plans ($12,875), payment of taxes ($6,564), cost of lodging for spouse on incentive cruise ($4,516), personal use of the Company car ($455), miscellaneous unreimbursed expenses ($2,611) the cost of travel, meals and lodging for Company planning retreats for his spouse and Company gifts ($5,330) and membership dues.

2006: The all other compensation amount for Mr. Hawker includes Company contributions under the Company’s retirement plans ($12,550), payment of taxes ($5,611), incentive cruise ($3,715), personal use of the Company car ($2,600), membership dues, the cost of travel, meals and lodging for Company retreats for his spouse, and Company gifts.

2.	2007: The all other compensation amount for Mr. de la Peña includes contributions under the Company’s retirement plans ($12,875), payment of taxes ($83), car allowance ($9,000), and company gifts ($125). Mr. de la Peña ceased to be an executive officer and employee on March 18, 2008, but is included in the compensation tables since he was serving as an executive officer at December 31, 2007.

2006: The other compensation amount for Mr. de la Peña includes payment of taxes ($60), auto allowance ($4,500), moving allowance ($30,000), spouse gifts ($90) and health claim costs due to non-discrimination testing ($590).

3.	2007: The all other compensation for Mr. Heaberlin includes Company contributions under the Company’s retirement plans ($12,875), car allowance ($9,000), the cost of travel, meals and lodging for the Company planning retreats for spouse ($4,197) and payment of taxes ($2,798).

2006: Mr. Heaberlin was employed by the Company in June, 2006, and the all other compensation for him includes a moving allowance ($45,000), Company contributions under the Company’s retirement plans ($10,110), car allowance ($4,500), the cost of travel, meals and lodging for Company retreats for spouse, and payment of taxes.

4.	2007: Mr. Incandela’s all other compensation included Company contributions under the Company’s retirement plans ($12,450), car allowance ($9,000), Company planning retreats for spouse and Company gifts ($4,322) and payment of taxes ($2,881).

2006: Mr. Incandela’s all other compensation included Company contributions under the Company’s retirement plans ($10,300), car allowance ($9,000), Company retreats for spouse, and payment of taxes.

5.	2007: Mr. Rocha’s all other compensation included Company contributions under the Company’s retirement plans ($12,875), car allowance ($12,000), payment of taxes ($6,520), cost of lodging for spouse on incentive cruise ($4,516), membership dues and the cost of travel meals and lodging for spouse for Company’s planning retreat ($4,839) and Company gifts ($425).

2006: Mr. Rocha’s all other compensation included Company contributions under the Company’s retirement plans ($12,550), car allowance ($12,000), payment of taxes ($4,367), incentive cruise ($3,715), membership dues, the cost of travel, meals and lodging for Company retreats for his spouse, and Company gifts.

6.	2007:The all other compensation for Ms. Wohlford included Company contributions under the Company’s retirement plans ($12,875), car allowance ($9,000), the cost of travel, meals and lodging for Company’s planning retreats for her spouse ($4,197) and payment of taxes ($2,798).

2006: Ms. Wohlford was employed by the Company in March 2006 and all other compensation included a moving allowance ($30,000), Company contributions under the Company’s retirement plans ($9,006), car allowance ($6,750), the cost of travel, meals and lodging for Company retreats for her spouse, and payment of taxes.

GRANTS OF PLAN-BASED AWARDS FOR 2007
     This table provides information on all plan-based award grants for the year ended December 31, 2007, including equity-based awards and non-equity awards.

		Estimated Future		All Other Option
		Payouts Under Non-		Awards: Number	Exercise or
		Equity Incentive Plan		of Securities	Base Price
		Awards		Underlying	of Option	Grant Date Fair
	Grant	Threshold	Target	Options	Awards	Value of Stock and
Name	Date	($)	($)	(#)	($/Share)	Option Awards
(a)	(b)	(c)	(d)	(j)	(k)	(l)
Thomas T. Hawker	01/2/07	—	N/A	10,000	$32.09	$101,934
Richard de la Peña	01/2/07	—	N/A	5,000	$32.09	$50,967
David A. Heaberlin	01/2/07	—	N/A	5,000	$32.09	$50,967
John J. Incandela	01/2/07	—	N/A	5,000	$32.09	$50,967
Ed J. Rocha	01/02/07	—	N/A	5,000	$32.09	$50,967
Katherine Wohlford	01/02/07	—	N/A	5,000	$32.09	$50,967
The Company does not have any Equity Incentive Plan Awards or Stock Awards.
The Company gives annual grants to these Executive Officers, Thomas T. Hawker is awarded 10,000 options annually and the other officers are awarded 5,000 options.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END
The following table sets forth all outstanding equity awards to the named executive officers as of December 31, 2007:

	OPTION AWARDS
			Equity
			Incentive
			Plan
	Number		Awards:
	of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise
	(#)	(#)	Options	Price	Option
Name	Exercisable	Unexercisable	(#)	($)	Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Thomas T. Hawker	14,583	—	—	6.06	1/23/11
	13,890	—	—	8.72	1/22/12
	13,230	—	—	12.44	1/28/13
	5,942	—	—	21.06	1/13/14
	356	—	—	21.06	1/13/14
	12,599	—	—	26.06	1/03/15
	4,292	2,500	—	32.84	12/13/15
	3,208	—	—	32.84	12/13/15
	2,500	7,500	—	32.09	1/2/17
David A. Heaberlin	6,134	6,134	—	32.61	6/19/16
	1,366	1,366	—	32.61	6/19/16
	1,250	3,750	—	32.09	1/2/17
John J. Incandela	2,500	1,250	—	32.84	12/13/15
	1,250	—	—	32.84	12/13/15
	1,250	3,750	—	32.09	1/2/17
Richard de la Peña	7,500	7,500	—	32.31	5/16/16
	1,250	3,750	—	32.09	1/2/17
Ed J. Rocha	5,754	—	—	3.81	7/11/08
	5,290	—	—	5.82	3/23/09
	7,290	—	—	6.06	1/23/11
	6,944	—	—	8.72	1/22/12
	6,615	—	—	12.18	1/02/13
	6,300	—	—	18.62	8/01/13
	5,934	—	—	21.06	1/13/14
	365	—	—	21.06	1/13/14
	6,300	—	—	26.06	1/03/15
	15,000	—	—	34.42	11/29/15
	3,750	1,250	—	32.84	12/13/15
	1,250	3,750	—	32.09	1/2/17
Katherine Wohlford	5,732	5,732	—	34.88	3/29/16
	1,768	1,768	—	34.88	3/29/16
	1,250	3,750	—	32.09	1/2/17
The Company does not have any outstanding Stock Awards or other Equity Incentive Plan Awards.
OPTIONS EXERCISES
No executive officers exercised options during 2007.

PENSION BENEFITS FOR 2007
The following table sets forth information about the salary continuation plans for executive officers, as of December 31, 2007.

			Present	Payments
		Number of Years	Value of Accumulated	During Last
		Credited Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Thomas T. Hawker	Salary Continuation Agreement	16	1,451,922	—
Richard de la Peña	Salary Continuation Agreement	1	78,012	—
David A. Heaberlin	Salary Continuation Agreement	1	83,943	—
John J. Incandela	Salary Continuation Agreement	2	32,342	—
Ed J. Rocha	Salary Continuation Agreement	12	262,698	—
Katherine Wohlford	Salary Continuation Agreement	1	42,275	—
The present value of accumulated benefits as of benefits as of December 31, 2007 was computed on an actuarial basis using assumptions disclosed in the annual financial statements of the Company.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements
     Except for Mr. Hawker, no Named Executive Officer has an employment contract. Mr. Hawker’s employment contract is discussed in the section entitled “Compensation Discussion and Analysis” included in this proxy statement. All Named Executive Officers have salary continuation agreements and severance agreements as also discussed in the section entitled “Compensation Discussion and Analysis” included in this proxy statement.
     The table below shows the maximum incremental amounts that could be paid to the Named Executive Officers upon a change in control or for termination without cause. The following information is based on (i) the executive’s salary at December 31, 2007; and (ii) assumes the triggering event was on December 31, 2007.

	CHANGE IN CONTROL						TERMINATION WITHOUT CAUSE
		Bonus /	Health	Vesting
		Non-equity	Insur-	of	Salary				Health
		incentive	ance	Options	Continu-				Insur-
	Salary	compensation	(1)	(2)	ation (3)	Total	Salary	Bonus	ance	Total
Thomas T. Hawker	$615,000	$174,128	$12,072	$—	$—	$801,200	$410,000	$—	$—	$410,000
David A. Heaberlin	$239,000	$32,861	$8,048	$—	$382,963	$662,872	$—	$—	$—	$—
John J. Incandela	$212,000	$56,960	$8,048	$—	$274,543	$551,551	$—	$—	$—	$—
Ed J. Rocha	$288,750	$104,006	$8,048	$—	$64,043	$464,847	$—	$—	$—	$—
Katherine Wohlford	$205,000	$38,501	$8,048	$—	$332,561	$584,110	$—	$—	$—	$—

(1)	Based on current premiums.

(2)	Represents the difference between the market price of the Company’s stock at December 31, 2007 and the weighted average exercise price of the options that would vest on a change in control multiplied by the number of options that would become fully vested on a change in control. Includes only in-the-money options.

(3)	Represents the present value of the fully vested salary continuation benefit, using interest rate assumptions consistent with those used in the Company’s financial statements, less the present value of the accumulated benefit as of December 31, 2007, excluding the change in control provisions.

Directors’ Compensation
     The Board believes that providing competitive compensation is necessary to attract and retain qualified non-management directors. The key elements of the Company’s non-management director compensation are a cash retainer, meeting fees, committee chair fees and equity-based grants. It is the Board’s practice to provide a mix of cash and equity-based compensation that it believes aligns the interests of the members of the Board and the Company’s shareholders. The Board requires its members own a minimum of $100,000 of Company common stock. This purchase may take place over three years from date of appointment or election as a new director.
     The following was the directors’ fee structure from January 1, 2007 through February 28, 2007. Non-employee directors receive a $1,750 monthly retainer fee, a $825 fee per Board meeting, a $500 fee per special Board meeting for attendance and a $50 — $350 (depending on distance) monthly car allowance. The Chairman of the Board receives a $1,200 monthly fee. The Audit Committee chair receives a $1,200 monthly fee. The Compensation Committee chair receives a $700 fee per meeting for chair duties. All other committee chairs receive a $300 fee per meeting for chair duties. All committee members, including the chairman, receive a $400 fee per meeting for attendance. Employee directors do not receive fees for serving as directors.
     The following is the directors’ fee structure from March 1, 2007 through December 31, 2007. Non-employee directors receive a $2,000 monthly retainer fee, a $875 fee per Board meeting, a $550 per special Board meeting for attendance, $100 per telephonic meeting, and a $50 — $350 (depending on distance) monthly car allowance. The Chairman of the Board receives a $1,600 monthly fee. The Audit Committee chair receives a $1,600 monthly fee. The Compensation Committee chair receives an $800 monthly fee. All other committee chairs receive a $400 fee per meeting for chair duties. All committee members, including the committee chairs, receive a $450 fee per meeting for attendance. Employee directors do not receive fees for serving as directors.
     Four directors currently participate in the deferred compensation plan for 2007, each entering into a Director Elective Income Deferral Agreement and electing to defer a portion of his or her director compensation for payment at a future date. Deferred amounts were credited with interest at 120% of the Applicable Federal Long Term Rate. The four participating directors are Ms. Bizzini, and Messrs. Bonnar, Callister and Fawcett.
     Benefits under the Director Elective Income Deferral Agreements are based on each director’s account balance at the end of the month immediately before payments begin. Payments begin on the date selected by each director, or if sooner when the director’s service terminates. Benefits will be paid in the form elected by each director, whether in a lump sum or installments over a period of 3, 5, or 10 years. If a director’s service terminates within 12 months after a change in control, the director’s entire account balance will be paid in a single lump sum within 30 days.

DIRECTOR SUMMARY COMPENSATION TABLE 2007

					Change in
					Pension
	Fees				Value and
	Earned or		Option	Non-Equity	Nonqualified
	Paid in	Stock	Awards	Incentive Plan	Deferred	All Other
	Cash	Awards	($)	Compensation	Compensation	Compensation	Total
Name	($)	($)	(2)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dorothy L. Bizzini	45,225	—	22,872	—	9,515	4,632	82,244
Donald T. Briggs	48,362	—	13,364	—	—	436	62,162
David X. Bonnar	43,000	—	22,872	—	1,371	4,632	71,875
Jerry E. Callister	63,950	—	22,872	—	17,741	4,632	104,195
John D. Fawcett	49,225	—	22,872	—	14,598	4,632	91,327
Curtis R. Grant	41,700	—	11,928	—	—	4,632	58,260
G. Michael Graves	60,450	—	22,872	—	—	5,883	89,205
Curtis A. Riggs	43,525	—	22,872	—	—	4,632	71,029
Gerald L. Tahajian	44,550	—	34,801	—	—	5,759	85,110
Tom Van Groningen (1)	22,600	—	45,870	—	—	—	68,470

(1)	Director Van Groningen retired on May 31, 2007

(2)	Stock options are granted to Directors as follows:
•	4,500 options granted upon appointment to Board of Directors

•	4,500 options granted on every three year anniversary

•	4,500 options granted upon five year anniversary — one time grant

Compensation Committee Interlocks and Insider Participation
For discussion on Compensation Committee interlocks and Insider participation, see Item 10 above.
Compensation Committee Report
     We have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement and in the 2007 annual report on Form 10-K for the year ended December 31, 2007.

COMPENSATION COMMITTEE
Mr. Riggs, Chair
Mrs. Bizzini
Mr. Tahajian
Dated: May 16, 2008
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
     The information in the following table is provided as of the end of the fiscal year ended December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

(c)
No. of securities remaining
	(a)	(b)	available for future issuance
	No. of securities to be	Weighted average	under equity compensation
	issued upon exercise of	exercise price of	plans (excluding securities
	outstanding option,	outstanding option,	reflected in
Plan category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by securities holders	849,159	$22.55	610,490
Equity compensation plans not approved by security holders	—	—	—

Total	849,159	$22.55	610,490

     The table above does not reflect options for 139,000 shares granted in March 2008.

Beneficial Ownership of Executive Officers and Directors
     The following table shows the number and percentage of shares beneficially owned (including shares subject to options exercisable currently or within 60 days of the record date, April 21, 2008) by each director nominee, current director and Named Executive Officer of the Company and all directors and executive officers as a group.

			BENEFICIALLY OWNED
		DETAILS
	SHARES/OPTIONS	SCHEDULE
NAME OF BENEFICIAL OWNER	(1)	BELOW	PERCENTAGE (1)
Dorothy L. Bizzini	92,250	(2)	*	*
David X. Bonnar	10,812	(3)	*	*
Donald T. Briggs, Jr.	63,542	(4)	*	*
Jerry E. Callister	29,950	(5)	*	*
John D. Fawcett	50,177	(6)	*	*
Curtis R. Grant	13,675	(7)	*	*
G. Michael Graves	35,055	(8)	*	*
Thomas T. Hawker	240,243	(9)	2.22%
David A. Heaberlin	17,521	(10)	*	*
John J. Incandela	9,130	(11)	*	*
Curtis A. Riggs	39,233	(12)	*	*
Ed J. Rocha	104,925	(13)	*	*
Gerald L. Tahajian	46,130	(14)	*	*
Katherine Wohlford	16,287	(15)	*	*

All Executive Officers and Directors of the Company and Bank as a Group – 14 in number.	768,930		7.12%
The address for all persons is Capital Corp of the West, 550 West Main Street, P.O. Box 3829, Merced, California, 95344.

**	Indicates that the percentage of outstanding shares beneficially owned is less than one percent (1%).

1)	Includes shares beneficially owned (including options exercisable within 60 days of the record date, April 21, 2008, directly and indirectly together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investing power with respect to such shares unless otherwise noted.

2)	Includes 76,486 shares held as trustee in the Bizzini Family Trust, 10,438 shares held in pension plan, 3,076 in individual name and 2,250 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

3)	Includes 3,162 shares held in Mr. Bonnar’s IRA plan, and 7,650 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

4)	Includes 6,000 shares held individually by Mr. Briggs and 57,542 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

5)	Includes 22,300 shares held as trustee in the Callister Family Trust and 7,650 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

6)	Includes 21,231 shares held individually by Mr. Fawcett, 14,198 held by spouse, and 14,748 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

7)	Includes 10,300 shares held in Mr. Grant’s Family Trust and 3,375 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

8)	Includes 8,787 shares held in joint tenancy with spouse, 720 are held through individually by Mr. Graves and 25,548 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

9)	Includes 77,735 shares held in Mr. Hawker’s trust, 6,723 shares held by his spouse’s IRA, 34,587 held in Mr. Hawker’s IRA, 1,705 shares held with daughter jointly, 20,853 shares held through the Company ESOP, 25,538 shares held through the Company 401(k), and 73,102 shares under stock options which are exercisable currently or within 60 days of April 21 2008.

10)	Includes 2,175 shares held through Mr. Heaberlin’s Company 401(k), 1,594 shares held through the Company ESOP and 13,752 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

11)	Includes 1,500 shares held individually by Mr. Incandela, 190 shares held through the Company 401(k), 1,189 shares held in ESOP, and 6,251 shares under stock options which are exercisable currently or within 60 days of March 7, 2008.

12)	Includes 3,130 shares held in Mr. Riggs’ IRA, 2,700 shares held in his corporation’s name, 5,274 shares held in a family trust, 4,032 shares held in the name of spouse and 4,798 shares held in the name of children, and 19,299 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

13)	Includes 10,607 shares held in Mr. Rocha’s IRA, 12,026 shares held through the Company ESOP, 10,250 shares in the Company 401(k) and 72,042 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

14)	Includes 10,158 shares held in the Tahajian Family Trust, 15,043 shares held in a corporate profit sharing plan and 20,929 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

15)	Includes 1,645 shares held in Ms. Wohlford’s Company 401(k), 891 shares through the Company ESOP and 13,751 shares under stock options which are exercisable currently or within 60 days of April 21, 2008.

Principal Shareholders
     As of December 31, 2007, except as noted no individuals known to the Company’s Board owned of record or beneficially more than five percent of the outstanding shares of common stock of the Company, except as described below:

		Percentage of
	Number of Shares	Outstanding
Name and Address:	Beneficially Owned	Beneficially Owned
1867 Western Financial Corporation PO BOX 1110 Stockton, CA 95201-1110	1,229,911 (1)	11.40%

Wellington Management Company, LLP 75 State Street Boston, MA 02109	955,569	7.1%

Banc Funds Company, L.L.C 208 S. La Salle Street Chicago IL 60604	709,213	6.57%

(1)	As of February 20, 2008 as set forth in a Schedule 13D filing with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Indebtedness of Management
     Certain directors and executive officers of the Company, as well as their immediate families, associates and companies in which they have a financial interest, are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank’s business, and the Bank expects to have such ordinary banking transactions with these persons or entities in the future. In the opinion of the Bank’s management, the Bank made all loans and commitments to lend included in such transactions in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons and entities of similar creditworthiness, and these loans do not involve more than a normal risk of collectability or present other unfavorable features.
Transactions with Related Persons
     There are no existing or proposed material transactions between the Company and any of its directors, executive officers, nominees for election as a director, or the immediate families or associates of any of the foregoing persons. In accordance with its policies, the Company obtains competitive bids for products and services from independent parties before selecting a vendor of such products and services.
Board Independence
     Each of the members of the Company’s Board has been determined by the Board to be independent under the rules of NASDAQ governing the independence of directors, with the exception of Mr. Hawker and as of March 2008, Mr. Briggs. Therefore, a majority of the directors are independent as required by the rules of NASDAQ.

ITEMS 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Auditor Fees
The following table shows fees for audit and other services billed by KPMG LLP for 2007 and 2006 audits.

	Fiscal Year	Fiscal Year
Auditor Fees	2007	2006
Category of Services:
Audit fees (1)	$1,645,000	$450,000
Audit-related fees (2)	$30,000	$10,675
Tax fees (3)	$—	$39,000

Subtotal	$1,675,000	$499,675
All other fees	$—	$—

(1)	Services include the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Services include assurance and related services by the auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Services include tax compliance, tax advice, and tax planning. Services in this category rendered during 2007 and 2006 include time and materials for the preparation, review and filing of the Company’s and the Company’s subsidiaries federal and California state tax returns, quarterly review of estimated tax payments and support related to tax audits by federal or state agencies.
Change in Independent Public Accountants
     On May 2, 2008, KPMG LLP advised the Company that it resigned as the independent registered public accounting firm for the Company. The Audit Committee has selected Perry-Smith LLP as the Company’s independent accountants for 2008.
     During the years ended December 31, 2007 and 2006 and the subsequent interim period through May 2, 2008, there were no: (1) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events (as defined in Item 304(a)(1)(v)) of Regulation S-K), except that KPMG LLP advised the Company of the following material weaknesses:

•	Management identified and included in its assessment material weaknesses related to the allowance for loan losses that arose from ineffective policies and procedures related to: appropriate risk classification of the loan portfolio; timely identification and monitoring of problem loans by sufficient levels of qualified and trained personnel; timely and accurate preparation and review of adequate documentation for SFAS 114, Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”) analysis; and providing information about at risk loans on a timely basis, including appraisals necessary to support the valuations of collateral included in the Company’s SFAS No. 114 analysis.

•	Management also identified and included in its assessment a material weakness arising from ineffective entity-level controls to ensure that the appropriate accounting policies are selected and updated as circumstances change, and that the necessary policies and procedures for preparation of the financial statements are implemented and understood by company personnel.

•	Management also identified and included in its assessment material weaknesses arising from ineffective policies and procedures related to: accounting for investments in limited partnerships, affordable housing partnerships and Other Real Estate Owned; accounting, presentation and disclosure of liabilities associated with mechanics liens, bonded stop notices on loans, and the associated potential insurance recoveries; and the determination of minimum lease commitments.
      The audit reports of KPMG LLP on the consolidated financial statements of Capital Corp of the West as of and for the years ended December 31, 2007 and 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The audit reports of KPMG LLP on management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and the effectiveness of internal control over financial reporting as of December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG LLP's report indicates that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 because of the effect of aforementioned material weaknesses on the achievement of the objectives of the control criteria and contained an explanatory paragraph describing the material weaknesses identified above.
Pre-approval Policies.
     The Audit Committee reviews and pre-approves all auditing services provided by the Company’s independent auditors as well as all non-audit services to be performed by auditors (including any management consulting engagements), unless: (i) the aggregate amount of all non-audit services constitutes not more than 5 percent of the total amount of revenues paid by the Company to its independent auditors during the fiscal year in which the non-audit services are provided; (ii) the services are not recognized by the Company at the time of the engagement to be non-audit services; and (iii) the services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee.
     In no event may an auditor provide any of the following non-audit services, even with consent of the Audit Committee: (i) bookkeeping or other services related to the accounting records or financial statements of the Company; (ii) financial information systems design and implementation; (iii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management functions or human resources; (vii) broker or dealer, investment adviser, or investment banking services; (viii) legal services and expert services unrelated to the audit; and (ix) any other service that the Board determines, by resolution, is impermissible.
     If the Audit Committee approves any non-audit service to be performed by the independent auditor, it will be disclosed in a report on Form 10-K, 10-Q or 8-K, as appropriate. No services were approved in 2007 under any pre-approval policy or procedure.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Financial Statements and Schedules
Not applicable
(b) Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
The Exhibit Index is located after the signature page of this report on Form 10-K.
(c) Financial Statement Schedules
Not applicable

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of May, 2008.

CAPITAL CORP OF THE WEST
Date: May 20, 2008	By:	/s/ Thomas T. Hawker
THOMAS T. HAWKER
President and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2008	By:	/s/ David A. Heaberlin
DAVID A. HEABERLIN
Executive Vice President and Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jerry E. Callister JERRY E. CALLISTER	Chairman of the Board of Directors	May 20, 2008

/s/ Thomas T. Hawker THOMAS T. HAWKER	Director/CEO and Principal Executive Officer	May 20, 2008

/s/ David A. Heaberlin DAVID A. HEABERLIN	Chief Financial Officer Principal Financial and Accounting Officer	May 20, 2008

/s/ Dorothy L. Bizzini DOROTHY L. BIZZINI	Director	May 20, 2008

/s/ David X. Bonnar DAVID X. BONNAR	Director	May 20, 2008

/s/ Donald T. Briggs, Jr DONALD T. BRIGGS, JR.	Director	May 20, 2008

/s/ John D. Fawcett JOHN D. FAWCETT	Director	May 20, 2008

/s/ Curtis R. Grant CURTIS R. GRANT	Director	May 20, 2008

/s/ G. Michael Graves G. MICHAEL GRAVES	Director	May 20, 2008

/s/ Curtis A. Riggs CURTIS A. RIGGS	Director	May 20, 2008

/s/ Gerald L. Tahajian GERALD L. TAHAJIAN	Director	May 20, 2008

Exhibit Index
The following is a list of all exhibits required by Item 601 of Regulation S-K to be filed as part of this 10-K/A

Exhibit
Number	Exhibit

2.1	Purchase and Assumption Agreement by and between National Bank of Arizona and County Bank dated June 11, 2007 (incorporated by reference to Exhibit 2.1 on Form 8-K of the registrant filed November 8, 2007

2.2	Stock Purchase Agreement between Capital Corp of the West and Bay View Funding, as amended by Amendment (incorporated by reference to Exhibit 2.2 of the report on Form 10-Q filed November 9, 2007) as amended by Amendment No. 1 to Stock Purchase Agreement between Capital Corp of the West and Bay View Funding dated October 5, 2007 (incorporated by reference to Exhibit 2.3 of the report on Form 10-Q/A filed February 4, 2008)

3.1	Articles of Incorporation as in effect on April 8, 2005 (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

3.3	Rights Agreement between Capital Corp of the West and Harris Trust Company of California dated as of September 26, 2007, including Form of Right Certificate attached thereto as Exhibit B (incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form 8-A filed on October 1, 1997) and amended by Amendment to Rights Agreement dated as of September 26, 2007 between Capital Corp of the West and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of Registration Statement on Form 8-A/A filed September 27, 2007.

4.1	Indenture, dated as of February 22, 2001 between Capital Corp of the West, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003)

4.2	Amended and Restated Declaration of Trust of County Statutory Trust I by and between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and Capital Corp of the West, as Sponsor (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003)

4.3	Indenture, dated as of December 17, 2003 between Capital Corp of the West, as Issuer, and U S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2003)

4.4	Amended and Restated Declaration of Trust of County Statutory Trust II by and among U. S. Bank National Association, as Institutional Trustee, and Capital Corp of the West, as Sponsor and Kenneth K. Lee, Janey Cabral, and David Curtis, as Administrators, dated as of December 17, 2003 (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2003)

4.5	Indenture, dated as of June 23, 2006, between Capital Corp of the West, as Issuer, and State Street Bank and Trust of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2007)

4.6	Amended and Restated Declaration of Trust of County Statutory Trust III by and between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and Capital Corp of the West, as Sponsor, dated as of June 23, 2006 (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K of the

E-1

Exhibit
Number	Exhibit

registrant for the year ended December 31, 2007)

4.7	Indenture, dated as of October 31, 2007, between Capital Corp of the West, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2007)

4.8	Amended and Restated Declaration of Trust of County Statutory Trust IV by and between State Street Bank and Wilmington Trust Company, as Trustee, and Capital Corp of the West, as Sponsor, dated as of October 31, 2007(incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2007)

10.1	Employment Agreement between Thomas T. Hawker and Capital Corp. of the West dated January 1, 2005 (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of the registrant for the Quarter Ended March 31, 2005)	*

10.2	Form of Severance Agreement for certain executive officers of the registrant (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 27, 2004)	*

10.3	Director Elective Income Deferral Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 23, 2004)	*

10.4	1992 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K of the registrant for the year ended December 31, 1995).	*

10.5	2002 Stock Option Plan (incorporated by reference to Exhibit A to the registrant’s proxy statement dated March 13, 2002)	*

10.6	Salary Continuation Agreement dated July 20, 2005, between Capital Corp of the West and John J. Incandela, Executive Vice President and Chief Credit Officer of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated February 14, 2006)	*

10.7	Severance Agreement dated June 20, 2005 between Capital Corp of the West and John J. Incandela (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated February 14, 2006).	*

10.8	Amended Executive Salary Continuation Agreement between senior executive management and Capital Corp of the West. (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q of the registrant for the quarter ended September 30, 2003).	*

10.9	Press Release of the registrant dated November 29, 2005 announcing acceleration of stock option vesting (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated November 29, 2005).	*

10.10	Salary Continuation Agreement dated April 1, 2006, between Capital Corp of the West and Katherine Wohlford, Executive Vice President and Chief Administrative Officer of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated April 7, 2006, as amended by Amendment No. 1)	*

10.11	Severance Agreement dated March 29, 2006 between Capital Corp of the West and Katherine Wohlford (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated April 7, 2006, as amended by Amendment No. 1).	*

10.12	Salary Continuation Agreement dated June 26, 2006, between Capital Corp of the West and Richard de la Pena, Executive Vice President and General Counsel of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated July 7, 2006)	*

10.13	Severance Agreement dated June 26, 2006 between Capital Corp of the West and Richard de la Pena (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated July 7, 2006).	*

10.14	Salary Continuation Agreement dated June 19, 2006, between Capital Corp of the West and David A. Heaberlin, Executive Vice President and Chief Financial Officer of the Bank (filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated July 7, 2006)	*

10.15	Severance Agreement dated June 19, 2006 between Capital Corp of the West and David A. Heaberlin (Filed as Exhibit 99.2 to Current Report on Form 8-K of the registrant dated July 7, 2006).	*

10.16	Form of Director Elective Income Deferral Agreement (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*

E-2

Exhibit
Number	Exhibit

10.17	Director Elective Income Deferral Agreement between Dorothy Bizzini and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*

10.18	Director Elective Income Deferral Agreement between David Bonnar and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*

10.19	Director Elective Income Deferral Agreement between John Fawcett and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*

10.20	Director Elective Income Deferral Agreement between Jerry E. Callister and the registrant dated December 15, 2006 (Filed as Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 15, 2006)	*

11	Statement Regarding the Computation of Earnings Per Share (incorporated herein by reference from Note 1 of the Company’s Consolidated Financial Statements, filed as Exhibit 13 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2007).

14	Code of Ethics (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the registrant dated December 7, 2004).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Annual Report on Form 10-K of the registrant for the year ended December 31, 2007)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to exhibits to Annual Report on Form 10-K of the registrant for the year ended December 31, 2007)

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes management contract or compensatory plan arrangement.

E-3