Form 10-Q
period 2008-06-30
CAPITAL CORP OF THE WEST
filed 2008-08-11
CIK 1004740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, no par value, as of August 5, 2008 was 10,815,756. No shares of preferred stock, no par value, were outstanding at August 5, 2008.

Capital Corp of the West

PART 1 — Financial Information
Item 1. Financial Statements (unaudited)
Capital Corp of the West
Condensed Consolidated Balance Sheets
(Unaudited)

	As of June 30,	As of December 31,
(Amounts in thousands, except share data)	2008	2007
ASSETS
Cash and non - interest bearing deposits in other banks	$64,722	$66,708
Federal funds sold	70,955	17,165
Time deposits at other financial institutions	100	100
Investment securities available for sale, at fair value	344,059	223,016
Investment securities held to maturity, at cost: fair value of $155,767 at December 31, 2007	—	155,483
Loans held for sale	85,640	—
Loans, net of allowance for loan losses of $29,810 and $35,800 at June 30, 2008 and December 31, 2007	1,320,486	1,458,881
Interest receivable	8,635	10,541
Premises and equipment, net	53,234	54,192
Goodwill	34,313	34,313
Other intangibles	6,280	6,940
Cash value of life insurance	44,863	43,677
Investment in housing tax credit limited partnerships	5,835	6,186
Other real estate owned	1,895	7,550
Other assets	38,388	23,987

Total assets:	$2,079,405	$2,108,739

LIABILITIES:
Deposits:
Non - interest bearing demand	$272,277	$310,622
Negotiable orders of withdrawal	235,712	254,735
Savings	440,900	471,016
Time, under $100,000	452,610	368,765
Time, $100,000 and over	201,299	270,127

Total deposits:	1,602,798	1,675,265
Other borrowings	268,760	217,816
Junior subordinated debentures	57,734	57,734
Accrued interest, taxes and other liabilities	20,641	16,197

Total liabilities:	1,949,933	1,967,012

Commitments and contingencies (see Note 10)	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value: 10,000,000 shares authorized; none outstanding	—	—
Common stock, no par value 54,000,000 shares authorized: 10,815,756 and 10,804,588 issued and outstanding at June 30, 2008 and December 31, 2007	67,343	66,599
Retained earnings	63,686	74,757
Accumulated other comprehensive income (loss), net	(1,557)	371

Total shareholders’ equity:	129,472	141,727

Total liabilities and shareholders’ equity:	$2,079,405	$2,108,739

See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$25,791	$26,367	$54,261	$51,646
Interest on time deposits with other financial institutions	1	3	1	8
Interest on Investment Securities Held to Maturity:
Taxable:	722	822	1,470	1,635
Non taxable:	833	893	1,679	1,813
Interest on Investment Securities Available for Sale:
Taxable:	2,677	2,903	5,351	5,855
Non taxable:	6	11	15	22
Interest on federal funds sold	73	298	252	1,533

Total Interest Income	30,103	31,297	63,029	62,512

INTEREST EXPENSE:
Deposits:
Negotiable orders of withdrawal	287	837	752	1,422
Savings	1,825	3,510	4,849	7,020
Time, under $100,000	4,035	4,169	7,824	7,828
Time, $100,000 and over	1,914	3,251	4,479	7,435

Total Interest on Deposits	8,061	11,767	17,904	23,705
Interest on federal funds purchased	41	5	80	5
Interest on junior subordinated debentures	899	675	1,796	1,350
Interest on other borrowings	1,653	1,853	4,039	3,711

Total Interest Expense	10,654	14,300	23,819	28,771

Net interest income	19,449	16,997	39,210	33,741
Provision for loan losses	13,920	3,713	15,327	3,913

Net Interest Income after Provision for Loan Losses	5,529	13,284	23,883	29,828
NON-INTEREST INCOME:
Service charges on deposit accounts	2,512	2,089	4,752	3,794
Gain on sale of available for sale securities	261	—	994	—
Impairment of available for sale securities	(1,564)	—	(1,564)	—
Increase in cash surrender value of life insurance policies	416	431	1,186	840
Other	755	1,114	1,600	1,959

Total Non-Interest Income	2,380	3,634	6,968	6,593

NON-INTEREST EXPENSE:
Salaries and related benefits	9,721	7,468	19,908	15,276
Premises and occupancy	1,812	1,760	3,697	3,305
Equipment	1,740	1,296	3,447	2,480
Professional fees	1,996	859	3,574	1,670
Supplies	162	268	371	497
Marketing	745	607	1,449	920
Intangible amortization	353	—	659	—
Charitable donations	91	188	225	368
Communications	444	416	891	764
Other real estate owned	5,897	8	6,055	16
Write down of loans held for sale	1,751	—	1,751	—
Provision for unfunded loan commitments	2,184	1,595	2,050	1,595
Federal deposit insurance	723	85	1,183	169
Other	3,228	1,595	5,350	2,992

Total Non-Interest Expenses	30,847	16,145	50,610	30,052
Income (loss) before provision for (benefit from) income taxes	(22,938)	773	(19,759)	6,369
Provision for (benefit from) income taxes	(10,934)	131	(10,065)	1,751

Net Income (Loss)	$(12,004)	$642	$(9,694)	$4,618

Basic earnings (loss) per share	$(1.11)	$0.06	$(0.90)	$0.43
Diluted earnings (loss) per share	$(1.11)	$0.06	$(0.90)	$0.42
See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

				Accumulated
				Other
	Number of		Retained	Comprehensive
(Amounts in thousands)	Shares	Amounts	Earnings	Income (Loss)	Total
Balance, December 31, 2006	10,761	$64,586	$82,803	$(1,620)	$145,769
Exercise of stock options, including tax benefits of $23	29	438		—	438
Effect of share-based payment expense	—	850		—	850
Net change in fair value of available for sale investment securities, net of tax effect $1,865	—	—		(2,577)	(2,577)
Net change in fair value of interest rate floor, net of tax effect of $15 (1)	—	—		20	20
Cash dividends	—	—	(2,052)	—	(2,052)
Net income	—	—	4,618	—	4,618

Balance, June 30, 2007	10,790	$65,874	$85,369	$(4,177)	$147,066

Balance January 1, 2008, before cumulative effect of change in accounting principle	10,805	$66,599	$74,757	$371	$141,727
Cumulative effect of change in accounting principle (See Note 2)	—	—	(186)	—	(186)

Balance, January 1, 2008, after cumulative effect of change in accounting principle	10,805	66,599	74,571	371	141,541
Exercise of stock options, including tax benefit of $2	11	64			64
Effect of share-based payment expense		680			680
Net change in fair value of available for sale investment securities, net of tax effect of $1,503 (2)				(2,076)	(2,076)
Amortization of interest rate floor, net of tax effect of $107				148	148
Cash dividends			(1,191)		(1,191)
Net loss			(9,694)		(9,694)

Balance, June 30, 2008	10,816	$67,343	$63,686	$(1,557)	$129,472

(1)	Includes reclassification `adjustment for net losses included in net income of $116 (net of $83 tax benefit).

(2)	Includes reclassification adjustment for net losses included in net loss of $331 (net of $61 tax expense).
See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Net income (loss)	$(9,694)	$4,618
Unrealized loss on securities arising during the period, net	(2,407)	(2,577)
Reclassification adjustment for losses realized in net income, net of tax (expense of $61 in 2008 and benefit of $83 in 2007)	331	116
Unrealized gain or amortization on interest rate floor arising during the period	148	(96)

Comprehensive income (loss)	$(11,622)	$2,061

See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2008	2007
Operating activities:
Net income (loss)	$(9,694)	$4,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	15,327	3,913
Impairment of available for sale securities	1,564	—
Impairment charges on other real estate owned	5,655	—
Write down on loans held for sale	1,751	—
Depreciation, amortization and accretion, net	5,362	4,247
Origination of loans held for sale	(3,658)	(4,589)
Proceeds from sale of loans	15,338	4,810
Gain on sale of loans	(306)	(254)
Gain on sale of available for sale securities	(994)	—
Increase in cash value of bank owned life insurance	(1,186)	(839)
Non-cash share-based payment expense	680	850
Net (increase) decrease in interest receivable and other assets	(12,762)	6,665
Gain on sale of other real estate owned	—	(102)
Net increase (decrease) in accrued interest, taxes and other liabilities	5,176	(1,660)

Net cash provided by operating activities:	22,253	17,659

Investing activities:
Investment securities purchased — available for sale securities	(35,225)	(196)
Proceeds from maturities of available for sale securities	21,243	16,899
Proceeds from maturities of held to maturity securities	10,154	5,642
Proceeds from sales of available for sale securities	34,620	1,917
Net decrease in time deposits at other institutions	—	250
Proceeds from sale of other real estate owned	—	102
Loans purchased	—	(9,577)
Net (increase) decrease in loans	22,989	(79,003)
Purchase of premises and equipment	(1,580)	(6,276)

Net cash provided by (used in) investing activities:	52,201	(70,242)

Financing activities:
Net decrease in demand, NOW and savings deposits	(87,484)	(49,297)
Net increase (decrease) in certificates of deposit	15,017	(52,001)
Net increase in short-term borrowings	50,944	30,612
Payment of cash dividends	(1,191)	(2,052)
Exercise of stock options	62	415
Tax benefits related to exercise of stock options	2	23

Net cash used in financing activities:	(22,650)	(72,300)

Net increase (decrease) in cash and cash equivalents	51,804	(124,883)

Cash and cash equivalents at beginning of period	83,873	195,533

Cash and cash equivalents at end of period	$135,677	$70,650

See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS
     Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. The Company at June 30, 2008 has total assets of $2.1 billion and total shareholders’ equity of $129.5 million. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company’s primary asset and source of income is the Bank. The Bank has three wholly-owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”) a real estate company, County Asset Advisors (“CAA”) and 1977 Services Corporation, which was formed in 2007 to hold a foreclosed real estate construction project in Rocklin, California. .CAA is currently inactive, and MAID has limited operations serving as the owner of certain bank properties. All references herein to the Company include all subsidiaries of the Company, the Bank and the Bank’s subsidiaries, unless the context otherwise requires. The Company is also the parent of County Statutory Trust I, County Statutory Trust II, County Statutory Trust III, and County Statutory Trust IV, which are all trust subsidiaries, established to facilitate the issuance of trust preferred securities. On October 5, 2007, the Company acquired Bay View Funding, a factoring business headquartered in San Mateo, CA. On November 2, 2007, the Bank acquired eleven California branches of National Bank of Arizona dba The Stockmen’s Bank of California.
     The Bank was organized on August 1, 1977, as County Bank of Merced, a California state banking corporation. The Bank commenced operations in 1977. In November 1992, the Bank changed its legal name to County Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to applicable limits. The Bank is a member of the Federal Reserve System.
     The Bank is a community bank with operations located mainly in the San Joaquin Valley of Central California with additional business banking operations in the San Francisco Bay Area. The corporate headquarters of the Company and the Bank’s main branch facility are located at 550 West Main Street, Merced, California. In addition to this facility, there are two administrative centers in downtown Merced with an additional 33,000 square feet of office space. The Bank has 39 full-service branch offices, primarily in Fresno, Kings, Madera, Mariposa, Merced, Sacramento, San Bernardino, San Francisco, San Joaquin, Stanislaus, Santa Clara, Tulare and Tuolumne counties.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for any future periods. These interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).
     The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and unaudited interim condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 1 (Summary of Significant Accounting Policies) under Part II, Item 8 of our 2007 Form 10-K.
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

     Consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company, the Bank, MAID, CAA, 1977 Services Corporation and Bay View Funding. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2008, the Company had 4 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its condensed consolidated financial statements in accordance with FASB Interpretation 46R, Consolidation of Variable Interest Entities. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s condensed consolidated balance sheet as junior subordinated debentures.
     Investment Securities: Investment securities consist of federal agency securities, state and county municipal securities, mortgage-backed securities, collateralized mortgage obligations, agency preferred stock and equity securities. Investment securities may be classified into one of three categories. These categories include trading, available for sale, and held to maturity. The category of each security is determined based on the Company’s investment objectives, operational needs and intent on the date of purchase. The Company has not purchased securities with the intent of actively trading them. As of June 30, 2008, the Company transferred its entire held to maturity portfolio to available for sale at fair value, by recording the unrealized holding loss at the date of transfer in other comprehensive income, net of tax. At the date of transfer, the net unrealized loss of $1,338,000 was reported in other comprehensive income.
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
     The Company uses a taxable equivalent method to evaluate performance in its investment portfolio. The taxable equivalent method converts tax benefits into an equivalent pretax interest or dividend income on tax advantaged investment securities. This adjustment is made in order to make yield comparisons using a total economic benefit approach. Taxable equivalent interest income is equal to recorded interest income plus the interest income pretax equivalent of the tax benefit afforded certain investment securities, such as bank qualified state and municipal debt securities and corporate dividends received from certain equity securities. The tax rate used in calculating the taxable equivalent interest income was 35% for the three and six months ended June 30, 2008 and 2007.
     We review our securities at least quarterly for indications of impairment, which requires significant judgment. Investments identified as having an indication of impairment are reviewed further to determine if the investment is other than temporarily impaired. We reduce the investment value when we consider declines in value to be other than temporary and we recognize the estimated loss as a loss on investment securities, which is a component of noninterest income. Factors considered for impairment include: length of time and the extent to which market value has been less than cost, reasons for decline in market price — whether an industry issue or issuer specific, changes in the general market condition of the area or issuer’s industry, the issuer’s financial condition, capital strength, ability to make timely future payments and any changes in agencies’ ratings and any potential actions.
     Loans Held for Sale: Loans held for sale are carried at the lower of cost or estimated market value. At the time of transfer from loans held for investment to loans held for sale, any write-down in the loan’s cost basis attributable to its credit quality is reflected with a corresponding decrease in the allowance for loan losses. Net unrealized losses due to changes in market rates are recognized through a valuation allowance by charges to income. Gains or losses on the sales are recognized at the time of the sale and are determined by the difference between the net proceeds and the carrying value of the loans sold. Net gains and losses on sales of loans are included in non-interest income.

     On June 30, 2008, the Company made a decision to sell the indirect loan portfolio and transferred these loans to loans held for sale. The loans were valued at the lower of cost or fair value as of June 30, 2008. The fair value was based on the expected cash flows discounted by an appropriate interest rate. The Company recognized a partial charge-off of $985,000 against the allowance for loan losses, and a write down of $1,751,000 recorded as non-interest expense. On July 10, 2008, the Company discontinued its indirect loan program which financed consumer loans, principally secured by recreational vehicles.
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
     Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection); or when we have determined, based upon currently known information, that the timely collection of principal or interest is doubtful; or when the loans otherwise become impaired under the provisions of SFAS No. 114.
     When a loan is placed on nonaccrual status, the accrued interest is reversed against interest income and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status. Generally, a loan will be returned to accrual status when all delinquent principal and interest become current in accordance with the terms of the loan agreement and full collection of the principal and interest appears probable.
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
     The allowance for loan losses represents management’s estimate of the amount of probable losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, uncertainties and conditions, all of which may be susceptible to significant change. In addition, bank regulatory authorities as part of their periodic examination of the Bank may require additional charges to the provision for loan losses if warranted as a result of their review.
     Management applies an evaluation process to the loan portfolio to estimate the required allowance for loan losses. It maintains a systematic process for the evaluation of individual loans for inherent risk of loan losses. Each loan is assigned a credit risk rating. Credit risk ratings are assigned on a 13 point scale, ranging from loans with a low risk of nonpayment to loans which have been charged-off. Each quarter, an analysis of all substandard loans exceeding $250,000 is prepared by the lending officer and reviewed by credit personnel. This credit risk evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, review of appraisal reports, potential loan concentrations, internal and external credit review, and general economic conditions. Bank policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. The review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses includes an allowance for individual loans deemed to be impaired under the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, a general allowance representing the estimated credit losses of segmented pools of loans, by type, and by behavioral characteristics, and a qualitative reserve. The factors considered when determining the qualitative reserve include more subjective measures that would likely cause the future loan losses to differ from the estimate of credit losses made according to the estimates for specific and general reserves. These factors include:
•	changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices and resources,

•	changes in the national and local economic and business conditions and developments, including the condition of various market segments,

•	changes in the nature and volume of the portfolio,

•	changes in the experience, ability and depth of lending management staff,

•	changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of nonaccruals, troubled debt restructuring and other loan modifications,

•	changes in the home lending construction industry and effect on the Company’s construction loans,

•	changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors,

•	the existence and effect of any concentrations of credit, and changes in the levels of concentrations, and

•	the effect of external forces such as competitive and legal regulatory requirements on the level of estimated credit losses in the Company’s current portfolio.
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
     Uncollectible Loans and Write-offs: Loans are considered for full or partial charge-offs in the event that principal or interest is over 180 days past due, the loan lacks sufficient collateral and it is not in the process of collection. We also consider writing off loans in the event of any of the following circumstances: 1) the impaired loan balances are not covered by the value of the source of repayment; 2) the loan has been identified for charge-off by regulatory authorities; 3) any overdrafts greater than 90 days; and 4) the loan is considered permanently impaired. All impaired loans are placed on nonaccrual.
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
     Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually. Goodwill is the Company’s only intangible asset with an indefinite life. Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values, and reviewed annually for impairment. The weighted average life at June 30, 2008 for such intangible assets was 3.4 years.
     Goodwill and intangible assets are reviewed annually for impairment. If impairment is indicated, the fair value of the asset is assessed based upon discounted net cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Management’s assumptions regarding fair value requires significant judgment about economic factors, business climate, and industry factors.
     Income Taxes: The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created. Prior to the second quarter of 2008, the Company computed interim tax provisions by utilizing forecasted events for the year and an effective tax rate determined in accordance with APB No. 28. In the second quarter of 2008, due to the difficulty in forecasting future events in connection with credit losses, the Company determined that utilizing APB No.11 was more appropriate. APB No. 11 utilizes the year-to-date actual results of operations as compared to forecasted events for the remainder of the year.
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
     Postretirement Split-Dollar Life Insurance Arrangements: In September 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Company implemented EITF 06-4, on January 1, 2008 and is accruing, over the employees’ service period, a liability for the actuarial present value of the future death benefits as of the employees’ expected retirement dates. As part of this implementation, the Company recognized the effects of this change in accounting principle through a cumulative effect adjustment charge to retained earnings and benefit plan reserve liability of $186,000, and recorded an expense of $11,000 and $21,000 for the three and six months ended June 30, 2008, respectively.
     Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines and establishes a framework for measuring fair value used in FASB pronouncements that require or permit fair value measurement. This statement expands disclosures using fair value to measure assets and liabilities in interim and annual periods subsequent to the period of initial recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Management adopted this statement on January 1, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentations.
Recent Accounting Pronouncements
     On December 4, 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The new Statement requires that costs incurred to effect the acquisition to be recognized separately from the acquisition. The Statement requires the acquirer to recognize separately from the business combination those restructuring costs that the acquirer expected but was not obligated to incur. The Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. The Statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Statement requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. SFAS 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company does not expect the impact of this standard to be material to its financial statements.
     On December 4, 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity transactions. It establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the impact of this standard to be material to its financial statements.
     On March 19, 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows, by requiring disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. It requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the impact of this standard to be material to its financial statements.
     On May 9, 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the impact of this standard to be material to its financial statements.
NOTE 3. EARNINGS PER SHARE
     Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. For the three and six months ended June 30, 2008, there were no adjustments for the effect of stock options since any adjustment would be anti-dilutive to the Company’s net loss.
     On January 30, 2007, the Board of Directors authorized $0.08 cash dividends payable on February 28, 2007. On April 30, 2007, August 7, 2007, October 23, 2007 and February 7, 2008, the Board of Directors authorized $0.11 cash dividends, payable on June 1, 2007, August 30, 2007, December 5, 2007 and March 5, 2008, respectively. In

March 2008, the Company announced the suspension of common stock dividends as a measure to conserve capital. As described in Note 13 to these condensed consolidated financial statements, the Company may not pay any dividends without the prior written regulatory approval.
     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computation for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007
Basic Earnings (Loss) per Share Computation:
Net income (loss)	$(12,004)	$642	$(9,694)	$4,618

Average Common Share Outstanding	10,811	10,783	10,808	10,779

Basic Earnings (Loss) per Share	$(1.11)	$0.06	$(0.90)	$0.43

Diluted Earnings (Loss) per Share Computation:
Net income (loss)	$(12,004)	$642	$(9,694)	$4,618

Average Common Share Outstanding	10,811	10,783	10,808	10,779
Effect of Stock Options	—	166	—	179

	10,811	10,949	10,808	10,958

Diluted Earnings (Loss) per Share	$(1.11)	$0.06	$(0.90)	$0.42

NOTE 4. SHARE-BASED PAYMENT
     The Company maintains a stock option plan for certain directors, executives, and officers. The plan stipulates that (i) all options have an exercise price equal to the fair market value on the date of grant; (ii) all options have a term not to exceed 10 yearsand become exercisable as provided in each individual grant, generally a percentage vesting at date of issuance and the balance ratably over the subsequent three to five years; and (iii) all must be exercised within 90 days following termination of employment, one year after death or disability or they expire. The Company’s stock option plan is designed to provide equity compensation to officers and directors that is based on Company stock price performance. The shares issued pursuant to the Company’s plan are newly issued, registered and non-restricted.
     On January 1, 2006, the Company began recording share-based payment expense in accordance with Statement of Financial Accounting Standards No. 123-R, Share-based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock option awards now includes quarterly amortization of the remaining unvested portion of stock options outstanding prior to January 1, 2006. Share-based payment expense was recorded as a non-cash expense increase in salaries and benefits, which had the effect of reducing net income, earnings per share, and diluted earnings per share. Share-based payment expense is recorded on a ratable basis in the period in which the stock option vests. The Company uses the Black-Scholes-Merton closed form model, an acceptable model under SFAS 123R, for estimating the fair value of stock options. For the valuation of stock options, the Company used the following assumptions: a risk free rate of 3.26%; a volatility rate of 64.02%; an expected dividend rate of 0%; and an expected term of 5.00 years for the quarter ended June 30, 2008 and a risk free rate of 5.1%; a volatility rate of 26.63%; an expected dividend rate of 1.64%; and an expected term of 6.32 years for the quarter ended June 30, 2007.
     The following table presents the stock option compensation expense included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007
Stock option compensation expense	323	$301	$680	$850
Tax benefits related to stock option compensation expense	(64)	(37)	(146)	(128)

Decrease in net income	$259	$264	$534	$722

Effect on:
Net income per share — basic	$(0.02)	$0.02	$(0.05)	$0.07
Net income per share — diluted	$(0.02)	$0.02	$(0.05)	$0.07
     Options activity during the first six months of 2008 is as follows:

	For the Six Months Ended
	June 30, 2008
		Weighted
		Average
		Exercise
	Number of	Price per
(Shares in thousands)	Shares	Share
Outstanding at January 1, 2008	849	$22.55
Options granted	302	$11.49
Options exercised	(11)	$5.54
Options forfeited	(66)	$24.93

Outstanding at June 30, 2008	1,074	$19.47

Exercisable at June 30, 2008	702	$20.20

     Options grants during the first six months of 2008 and 2007:

For the Six Months Ended
	June 30, 2008		June 30, 2007
		Weighted-		Weighted-
		Average Fair		Average Fair
	Number of	Value per	Number of	Value per
(Shares in thousands)	Shares	Share	Shares	Share
Options granted	302	$4.50	181	$9.32
     Option vesting activity that occurred during the first six months of 2008:

		Weighted
		Average Fair
	Number of	Value per
(Shares in thousands)	Shares	Share
Non vested options exercisable at January 1, 2008	239	$9.10
Options granted	302	$4.50
Options vested	(139)	$6.92
Options forfeited	(30)	$8.46

Non vested options at June 30, 2008	372	$6.08

     Vested option summary information as of June 30, 2008 is as follows:

			Weighted
			Average	Weighted
		Aggregate	Remaining	Average
	Number of	Intrinsic	Contractual	Exercise
(Shares and dollars in thousands, except per share data)	Shares	Value	Life in Years	Price
Vested options exercisable at June 30, 2008	702	$—	5.90	$20.20
Total options outstanding at June 30, 2008	1,075	$—	6.87	$19.47
     The vesting schedule for each option holder’s stock option contract is identical to the exercise schedule for each option contract. The total intrinsic value of options exercised was $11,000 for the six months ended June 30, 2008. Intrinsic value is defined as positive difference between the current market price for the underlying stock and the strike price of an option. The exercise price must be less than the current market price of the underlying stock to have intrinsic value. The total fair value of shares vested was $883,000 and $731,000 for the six months ended June 30, 2008 and 2007, respectively. Total future compensation expense related to non-vested awards was $1,825,000 with a weighted average period to be recognized of approximately 2 years as of June 30, 2008. There are approximately 374,000 shares issuable under the plan at June 30, 2008.
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
ASSETS
          Securities
     Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. An example of an instrument type that would be classified as a level 1 security would be an equity investment that is actively traded. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations, agency preferred stock and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company’s current portfolio does not have level 3 securities as of June 30, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.
          Loans held for sale
     Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Market value of loans held for sale at June 30, 2008 was determined by calculating the present value using a discounted cash flow model. Assumptions for the model include estimates of average life, prepayment speeds and market rates.
           Impaired loans
     SFAS No. 157 requires loans to be measured for impairment using methodologies as detailed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), discounted cash flow, or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the estimated costs to sell the collateral. All impaired loans as of June 30, 2008 were subject to SFAS 114 analysis.
          Other Real Estate Owned
     Certain assets such as other real estate owned (OREO) are carried at the lower of cost or fair value less cost to sell. The Company determined the fair value of OREO at June 30, 2008 from recently obtained appraisals.
     The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Available for Sale Securities:
State and political subdivisions	$88,646	$—	$88,646	$—
Mortgage-backed securities	234,431	—	234,431	—
Collateralized mortgage obligations	4,786	—	4,786	—
Agency preferred stock	3,215	—	3,215	—
Equity securities	12,981	12,981	—	—

Total	$344,059	$12,981	$331,078	$—

     Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008.

	Fair Value at June 30, 2008
Description	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Impaired loans	$122,202	—	$111,928	$10,274
Other real estate owned	$1,895	—	$1,895	$—
Loans held for sale	$85,640	—	$—	$85,640
     Level 3 impaired loans are not secured by collateral estimated by appraisals and consist of consumer and commercial loans with fair values determined based on discounted cash flow.
     As of June 30, 2008, the Company discontinued its indirect consumer loan program, principally securing recreational vehicles, and transferred the portfolio of these loans, $85,640,000, from its held for investment portfolio to the held for sale category. The loans were valued at the lower of cost or fair value, based on the expected cash flows discounted by an appropriate interest rate as of June 30, 2008. As a result, the Company recognized a write down of $1,751,000 to non-interest expense and recognized a partial charge-off of $985,000 against the allowance for loan losses.
LIABILITIES
     The Company did not identify any liabilities that are required to be presented at fair value.
NOTE 6. INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at June 30, 2008 and December 31, 2007 are summarized below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2008
AVAILABLE FOR SALE SECURITIES:
State and political subdivisions	$88,578	$533	$465	$88,646
Mortgage-backed securities	237,670	547	3,786	234,431
Collateralized mortgage obligations	4,982	—	196	4,786

Total Debt Securities	331,230	1,080	4,447	327,863

Agency preferred stock	2,546	669	—	3,215
Equity securities	13,383	—	402	12,981

Total Available for Sale Securities	$347,159	$1,749	$4,849	$344,059

December 31, 2007
AVAILABLE FOR SALE SECURITIES:
U.S. government agencies	$35,529	$454	$54	$35,929
State and political subdivisions	1,250	6	—	1,256
Mortgage-backed securities	159,006	1,119	724	159,401
Collateralized mortgage obligations	10,064	—	164	9,900

Total Debt Securities	205,849	1,579	942	206,486

Agency preferred stock	4,116	—	—	4,116
Equity securities	13,156	—	742	12,414

Total Available for Sale Securities	$223,121	$1,579	$1,684	$223,016

HELD TO MATURITY SECURITIES:
State and political subdivisions	$94,346	$946	$65	$95,227
Mortgage-backed securities	50,307	398	867	49,838
Collateralized mortgage obligations	10,830	—	128	10,702

Total Held to Maturity Securities	$155,483	$1,344	$1,060	$155,767

     During the quarter ended June 30, 2008, the Company reclassified its entire held to maturity securities portfolio to the available for sale category. The reclassification of this portion of the portfolio resulted from management’s decision to enhance the ability to manage the total investment portfolio prospectively, as well as to periodically restructure the portfolio mix in response to changing economic conditions. In accordance with SFAS 115, the securities transferred were accounted for at fair value, as of the date of transfer. At June 30, 2008, the net carrying amount of $145,463,000 was transferred to the available for sale category. The unrealized loss of $1,338,000 was reported in other comprehensive income.
     As a member of the Federal Home Loan Bank of San Francisco (FHLB), the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. At June 30, 2008 and December 31, 2007, investment securities with carrying values of approximately $320,100,000 and $324,973,000, respectively, were pledged as collateral for advances from the FHLB, deposits of public funds, government deposits, the Bank’s use of the Federal Reserve Bank’s discount window and other borrowings. As of June 30, 2008 and December 31, 2007, the Bank carried balances of FHLB stock, stated at cost, of $9,169,000 and $6,067,000, respectively. The Bank is also a member of the Federal Reserve Bank. As of June 30, 2008 and December 31, 2007, the Bank carried balances of Federal Reserve Bank stock of $1,502,000 and $1,247,000, respectively.

     Proceeds from the sale of available for sale securities were $34,620,000 and $1,917,000 for the six months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008 and 2007, recognized gross realized gains on sale of available for sale securities were $345,000 and $0, respectively and gross realized losses on available for sale securities were $84,000 and $0, respectively. During the six months ended June 30, 2008 and 2007, recognized gross realized gains on sale of available for sale securities were $1,078,000 and $0, respectively and gross realized losses on available for sale securities were $84,000 and $0, respectively. Additionally, during the three months ended June 30, 2008, the Company recognized total impairment losses on investment securities of $1.6 million. There were no impairment losses recognized during the same period in 2007.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 were as follows:

	Less Than Twelve Months		12 months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Amounts in thousands)
AVAILABLE FOR SALE SECURITIES:
State and political subdivisions	$393	$28,002	$72	$1,210	$465	$29,212
Mortgage-backed securities	2,773	176,805	1,013	25,585	3,786	202,390
Collateralized mortgage obligations	196	4,786	—	—	196	4,786
Equity securities	—	—	402	2,129	402	2,129

Total	$3,362	$209,593	$1,487	$28,924	$4,849	$238,517

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 were as follows:

	Less Than Twelve Months		12 months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
		(Amounts in thousands)
AVAILABLE FOR SALE SECURITIES:
U.S. government agencies	$—	$—	$54	$15,018	$54	$15,018
Mortgage-backed securities	—	—	724	64,873	724	64,873
Collateralized mortgage obligations	—	—	164	9,900	164	9,900
Equity securities	—	—	742	4,789	742	4,789

Total	$—	$—	$1,684	$94,580	$1,684	$94,580

HELD TO MATURITY SECURITIES:
State and political subdivisions	$—	$—	$65	$14,546	$65	$14,546
Mortgage-backed securities	—	—	867	41,077	867	41,077
Collateralized mortgage obligations	—	—	128	10,702	128	10,702

Total	$—	$—	$1,060	$66,325	$1,060	$66,325

     The Company held one equity security in an unrealized loss position for 12 months or more at June 30, 2008 and two equity securities in an unrealized loss position for 12 months or more at December 31, 2007. The security at June 30, 2008 was an investment in a bank stock that had fair market value of $2,129,000. The securities at December 31, 2007 included investments in a CRA mutual fund and in a bank stock that had fair market value of $2,944,000 and $1,844,000, respectively. During the quarter ended June 30, 2008, the Company sold its CRA mutual fund investment for a realized loss of $84,000. For the six months ended June 30, 2008, the unrealized loss for the bank stock security was $402,000. This investment has been in an unrealized loss position for more than 12 consecutive months as of June 30, 2008 and December 31, 2007. The Company has the ability and intent to retain this investment until anticipated recovery in market value occurs.

NOTE 7. LOANS AND ALLOWANCE FOR LOAN LOSSES
     Loans at June 30, 2008 and December 31, 2007 consisted of:

	June 30,	December
	2008	31, 2007
	(Amounts in thousands)
Real estate loans:
Real estate construction, non-residential	$104,159	$120,659
Real estate construction, residential	27,900	31,707
Real estate mortgage, non-residential	683,094	725,262
Real estate mortgage, residential	34,955	33,846

Total real estate loans	850,108	911,474

Other loans:
Commercial and agricultural	463,545	458,705
Factoring receivables	19,525	22,555
Consumer installment	17,118	101,947

Total other loans	500,188	583,207

Total gross loans	1,350,296	1,494,681
Less: Allowance for loan losses	(29,810)	(35,800)

Net loans	$1,320,486	$1,458,881

     Non-consumer loans are net of deferred loan fees of $3,379,000 and $4,022,000, as of June 30, 2008 and December 31, 2007, respectively. In June 2008, the Company transferred its indirect consumer loan portfolio to the held-for-sale category. It has eliminated deferred loan fee costs associated with originating and servicing these loans as part of this transfer at the lower of cost or fair value. Consumer deferred loan costs were $67,000 and $2,702,000 as of June 30, 2008 and December 31, 2007. At June 30, 2008 and December 31, 2007, the Bank pledged loans as collateral with the value of $457,417,000 and $384,196,000, respectively, for its borrowing line with the Federal Home Loan Bank. At June 30, 2008, the Bank pledged loans with a value of $208,224,000 as collateral for its potential use of the discount window at the Federal Reserve Bank of San Francisco. At December 31, 2007, no such loans were pledged to the Federal Reserve Bank of San Francisco.
     Factoring receivables totaled $19,525,000 and $22,555,000 at June 30, 2008 and December 31, 2007, respectively. The Company receives fees from factoring operations, which consist primarily of financing fees. Other income is earned from origination, due diligence, termination, over advance and service fees and forfeited deposits. Fee income was $2,228,000 and $4,351,000, respectively, for the three and six months ended June 30, 2008 and is displayed in the Statement of Operations as interest income. The Company did not have any income from factoring for the three and six months ended June 30, 2007, as it acquired this business in the fourth quarter of 2007.
     Nonaccrual loans totaled $122,202,000 and $53,621,000 at June 30, 2008 and December 31, 2007, respectively. Accruing loans past due 90 days or more were $22,201,000, at June 30, 2008, as compared to $583,000 at December 31, 2007. Interest received on nonaccrual loans is credited against loan principal.
     At June 30, 2008 and December 31, 2007, the recorded investment in impaired loans was $122,202,000 and $53,621,000. The Company had $15,508,000 of specific allowance for loan losses on impaired loans of $96,995,000 at June 30, 2008 as compared to $21,432,000 of specific allowance for loan losses on impaired loans of $47,499,000 at December 31, 2007. The average outstanding balance of impaired loans for the three months ended June 30, 2008 and 2007 was $136,151,000 and $14,174,000, respectively, on which $66,000 and $88,000, respectively, was recognized as interest income on a cash basis. Foregone interest on nonaccrual loans was approximately $2,728,000 and $3,972,000 during the three and six months ended June 30, 2008, compared with $657,000 and $657,000 in the same periods in 2007.

     At June 30, 2008 and December 31, 2007, the collateral value method was used to measure impairment for substantially all loans classified as impaired. The following table shows the recorded investment in impaired loans by loan category:

	June 30,	December
	2008	31, 2007
	(Amounts in thousands)
Real estate construction	$63,202	$32,715
Real estate mortgage	42,130	15,403

Total real estate impaired loans	105,332	48,118

Commercial and agricultural	16,706	5,376
Consumer installment	164	127

Total	$122,202	$53,621

     The following is a summary of changes in the allowance for loan losses for the six months ended June 30:

	June 30,	June 30,
	2008	2007
Balance at the beginning of the year	$35,800	$14,031
Write down of loans transferred to loans held for sale	(985)	—
Loans charged-off	(20,475)	(554)
Recoveries of loans previously charged- off	143	271
Provision for loan losses	15,327	3,913

Balance at end of quarter	$29,810	$17,661

NOTE 8. GOODWILL AND OTHER INTANGIBLES
     Goodwill was $34.3 million at June 30, 2008 and December 31, 2007. Goodwill is related to the acquisition of Bay View Funding in October 2007 and all eleven California branches of The California Stockmen’s Bank (“Stockmen’s”) in November 2007. None of the goodwill is expected to be deductible for income tax purposes. The Company’s annual impairment testing for goodwill as required by SFAS 142 will be performed in the third quarter of 2008. In this regard, the Company has engaged an independent firm to perform a valuation of goodwill as of September 30, 2008. However, based on certain events and circumstances arising during the quarter, the Company also evaluated goodwill at June 30, 2008 and no impairment was required.
     The Company recorded core deposit intangible assets, representing the excess of fair value of core deposits acquired over their book values at acquisition date, upon the acquisitions of the Stockmen’s branches. Core deposit intangibles are being amortized over ten years, based on the expected runoff of the core deposit portfolios, with a weighted average life of 4.1 years at June 30, 2008. The Company recorded at fair value a customer relationship intangible asset upon the acquisition of Bay View Funding. This intangible asset is being amortized over a six year period, based on the expected attrition rate of the customer base, with a weighted average life of 1.8 years at June 30, 2008. Amortization of intangible assets totaled $354,000 and $0 for the three months ended June 30, 2008 and 2007, respectively, and $660,000 and $0 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 9. OTHER BORROWINGS
     The following is a summary of other borrowings:

		June 30, 2008		December 31, 2007
			Weighted		Weighted
			Average Interest		Average Interest
	Maturity Dates	Amount	Rate	Amount	Rate
FHLB advances	2008 to 2011	$165,000	2.32 – 3.59%	$107,500	4.44 – 4.76%
Repurchase agreement	2010	100,000	3.31%	100,000	5.73%
Treasury tax loan	2008	1,219	1.77%	4,912	4.00%
Mortgage note	2008	—	0.00%	2,711	7.80%
Other interest-bearing obligations	2008 to 2010	2,541	7.00%	2,693	7.00%

Total borrowings		$268,760		$217,816

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
Financial Instruments Whose Contractual Amount represents Risk:

	As of	As of
	June 30,	December
	2008	31, 2007
	(Amounts in thousands)
Commitments to extend credit	$335,085	$477,619
Standby letters of credit	6,757	6,505

Total	$341,842	$484,124

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
     As a holding company, a substantial portion of the Company’s cash flow typically comes from dividends paid by the Bank. Various statutory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval. The Company’s banking regulators have restricted the Bank’s payment of dividends without regulatory consent. Without dividends from the Bank the Company will be limited in its ability to pay cash dividends to its shareholders or to make scheduled payments on junior subordinated debentures. The Company has determined to suspend common stock dividends as a measure to conserve capital.
NOTE 11. JUNIOR SUBORDINATED DEBENTURES
     At June 30, 2008 the Company had four wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. After adoption of FASB Interpretation Number 46R in 2004, the Company does not consolidate the Trusts. There was $57,734,000 of junior subordinated debentures issued and outstanding as of June 30, 2008 and December 31, 2007, reflected as debt in the condensed consolidated balance sheets at June 30, 2008 and December 31, 2007.

     During the quarter ended June 30, 2008, the Company gave notice to the trustees of its four series of junior subordinated debentures or trust preferred securities of its intent to exercise its right to defer quarterly and semi-annual interest payments under those debentures. The indentures for these securities permit deferral for up to 20 quarters or 10 semi-annual periods. As a result of discussions with federal and state bank regulatory agencies, the Company determined that deferral of trust preferred payments would be in the best interests of the Company and its subsidiary, County Bank, until their capital position improves in relation to their overall risk. In addition, the written agreement among the Federal Reserve Bank of San Francisco, the Company and County Bank dated July 17, 2008 prohibits trust preferred payments without the Federal Reserve’s consent. Until interest payments are paid, the indentures prohibit the Company from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of the Company’s capital stock, subject to certain limited exceptions. However, the Company is implementing a capital plan for review by its regulators with the hope of minimizing the extension or deferral period under the indentures. No assurance can be given that the capital plan will succeed or for what period of time the extension or deferral period will continue.
NOTE 12. INCOME TAXES
     The Company had no tax reserve for uncertain positions at June 30, 2008. The Company does not anticipate providing a reserve for uncertain positions in the next 12 months. The Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense. During the three and six months ended June 30, 2008 and 2007, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.
NOTE 13. REGULATORY MATTERS
     On July 17, 2008, the Company and its subsidiary County Bank entered into a formal agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco to address regulatory concerns. Under the Written Agreement, the Company and the Bank agree to take appropriate steps to improve board oversight and management; strengthen risk management practices; improve credit and loan administration policies and procedures; improve asset quality; maintain an adequate allowance for loan losses; submit a capital plan for achieving and maintaining acceptable capital levels; suspend cash dividends and payments on trust preferred securities without regulatory approval; not incur any new material debt or repurchase or redeem capital stock; submit an earnings plan and budget; submit an acceptable plan for liquidity and cash management; constitute a Compliance Committee to monitor and coordinate compliance with the Written Agreement; and submit progress reports on a regular basis.
NOTE 14. SUBSEQUENT EVENT
     On July 29, 2008, the Company announced that it has appointed Richard S. Cupp as its Chief Executive Officer and President and County Bank’s Chief Executive Officer, subject to approval by the Federal Reserve Bank. Once approved, the Board of Directors’ Regulatory Oversight Committee, chaired by Director Donald T. Briggs, Jr., will pass management of the Company’s operations to Mr. Cupp. Also, as previously announced, Thomas T. Hawker will retire from the Company and its Board of Directors.

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
FINANCIAL OVERVIEW
INTRODUCTION
The Company’s operating results have deteriorated dramatically over the past twelve months as the economic climate in the Central Valley has undergone a violent correction. While the economic environment throughout the United States has been challenged, the Central Valley appears to be the epicenter for residential real estate foreclosures due to the sudden decline in values that became evident very late in 2007. While the Company’s direct exposure to residential real estate loans is minimal, the Company does have significant exposure to construction and partially developed land for residential development purposes and has received numerous real estate appraisals that indicate declines in appraised values of more than 50% and declines of 70% or more in certain instances.
These economic events have negatively impacted our profitability by requiring additional loan loss provisions, the incurring of costs and impairment charges associated with foreclosed property (OREO) as well as lost interest income revenue from loans placed on nonaccrual status. Furthermore, costs related to consulting and external loan evaluation assistance, appraisal costs associated with impaired loans, increased professional fees and expanded internal resources to address these matters all have contributed to our losses. During the second quarter of 2008, several other events occurred that further reduced our profitability. These included the decision to position and fair value certain indirect consumer loans for sale, a further write-down of certain down-graded agency preferred securities and the repositioning of our investment portfolio for available for sale treatment.
Despite the costs detailed below which aggregated $24 million in the second quarter of 2008 and $26 million for the first half of 2008, we were pleased with our net interest income which has improved despite a meaningful increase in our non-earning assets.

The recent losses incurred have reduced the Company’s Risk-Based Capital level to adequately capitalized. The Company is in the process of implementing a Capital Plan to return the Company to a well capitalized status.
FINANCIAL HIGHLIGHTS
The Company reported a net loss of $12,004,000 for the quarter ended June 30, 2008 compared with net income of $642,000 for same quarter in 2007. The net loss for the first six months of 2008 was $9,694,000, compared to net income of $4,618,000 for the six months ended June 30, 2007. Several significant financial events, discussed in greater depth throughout the Management Discussion and Analysis below, impacted our second quarter and first half 2008 operating results and contributed to the reported loss:
•	The Company provided $13,920,000 for loan losses in the second quarter of 2008, compared with $3,713,000 in the same period in 2007. For the six months ended June 30, 2008, the Company recorded a provision for loan losses of $15,327,000, compared with $3,913,000 for the first six months of 2007. Loans charged-off totaled $19,542,000 in the second quarter of 2008. The additional provisions for loan losses were necessary after extensive reviews of the loan portfolio were made by internal credit resources and external loan specialists. Collateral valuations supporting the Company’s construction and land development loans continue to decline due to the continued deterioration in real estate values in the Company’s market area. Furthermore, interest foregone on nonaccrual loans totaled approximately $2.7 million for the three months ended June 30, 2008.

•	In the second quarter of 2008, an impairment charge of $5,655,000 was required due to a write down to fair value of certain other real estate owned resulting from a recent re-appraisal of the property.

•	The Company transferred a portfolio of indirect consumer loans aggregating a fair value $85,640,000 to loans held for sale at June 30, 2008. This transfer required the recognition in the second quarter of 2008 of a $1,751,000 write down which is included in other non-interest expense, due to changes in market rates. This also required a partial charge-off in the allowance for loan losses of $985,000, attributable to the portfolio’s credit quality.

•	The Company incurred an other-than-temporary impairment charge of $1,564,000 resulting from a write-down to fair value of agency preferred securities that were recently downgraded by one of three rating agencies.

•	Gross loans decreased by $151,550,000 and $144,385,000 during the second quarter and first half of 2008, respectively, compared to levels at prior period ends, partially due to the transfer of the portfolio of indirect consumer loans of $85,640,000 discussed above.

•	The allowance for loan losses declined by $5,990,000 during the six months ended June 30, 2008, to $29,810,000, compared to $35,800,000 at December 31, 2007. The June 30, 2008 allowance reflects the balance after net loan charge-offs of $19,425,000 during the second quarter and $20,332,000 during the six month period ended June 30, 2008.

•	Impaired non-earning loans at June 30, 2008 were $122,202,000 compared with $53,621,000 at December 31, 2007 and $77,296,000 at March 31, 2008. New loans placed on non-accrual during the second quarter of 2008 totaled $72,668,000 thereby increasing impaired non-earning loans. Charge-offs of $19,542,000 and loans removed from non-accrual status during the second quarter of 2008 of $8,220,000 totaled $27,762,000 and reduced the impaired non-earning loans at June 30, 2008. As discussed in the Introduction above and elsewhere herein, this growth in non-earning loans is directly related to the deteriorating economic and real estate environment in the Central Valley, the Company’s primary market.

•	The Company has recorded a tax benefit of $10,934,000 for the three months ended June 30, 2008 and $10,065,000 for the six months ended June 30, 2008. These amounts have been recorded as tax refunds for back taxes paid or are being carried forward to offset future taxable income expected to be generated by the Company. The Company has not recorded a valuation allowance at June 30, 2008 for the future realization of these tax benefits as it believes it is more likely than not that these tax benefits will ultimately be realized. Prospective losses could require the Company to establish a valuation allowance to the extent that the future collectability of these amounts becomes uncertain.

•	Professional fees increased by $1,137,000 or 132% for the three months ended June 30, 2008 and $1,904,000 or 114% for the six months ended June 30, 2008 compared to the same periods in 2007. These increases were directly attributable to increased audit fees and consulting assistance related to identification of problem loans and the general monitoring and resolution of impaired loans.
•
Capital is a critical factor for the Company. Historically the Company has generated capital through the retention of earnings and the issuance of junior subordinated debentures. The recent losses incurred have reduced the Company’s Risk-Based Capital level to adequately capitalized. The Company is in the process of implementing a Capital Plan to return the Company to a well capitalized status. The Risk-Based Capital computations for the Company are complex and are impacted by operating losses and various limitations including loan loss reserves which are limited to 125% of risk-based loans as well as deferred income taxes which generally cannot exceed 10% of risk-based capital. Further, the regulatory guidelines for risk-based capital are scheduled to be modified in 2009 which will likely reduce the current capital ratios for the Company.

RESULTS OF OPERATIONS
          Three and Six Months Ended June 30, 2008 Compared With Three and Six Months Ended June 30, 2007
     For the three months ended June 30, 2008 and 2007, the Company reported a net loss of $12,004,000 and net income of $642,000, respectively. This represents a decrease of $12,646,000 from the second quarter of 2007. Basic and diluted earnings (loss) per share were $(1.11) and $0.06 for the three months ended June 30, 2008 and 2007, respectively. This was a decrease of $1.17 per share for basic and diluted earnings (loss) per share for the three months ended June 30, 2008 compared with the same period for 2007.
     For the six months ended June 30, 2008 and 2007, the Company reported a net loss of $9,694,000 and net income of $4,618,000, respectively. This represents a decrease of $14,312,000 from the same period in 2007. Basic earnings (loss) per share were $(0.90) and $0.43 and diluted earnings (loss) per share were $(0.90) and $0.42 for the six months ended June 30, 2008 and 2007, respectively. This was a decrease of $1.33 per share for basic and $1.32 per share for diluted earnings per share for the six months ended June 30, 2008 compared with the same period for 2007.
     The decrease in net income for the three and six months ended June 30, 2008 compared to same periods in 2007 is mainly attributable to increases in the provision for loan losses of $10,207,000 ($5,920,000 after tax) and $11,414,000 ($6,620,000 after tax), respectively, as well as increases of $14,702,000 ($8,527,000 after tax) and $20,558,000 ($11,924,000 after tax), respectively, in non-interest expenses. These increases in expense were partially offset by increases in net interest income of $2,452,000 ($1,422,000 after tax) and $5,469,000 ($3,172,000 after tax) for the three and six months ended June 30, 2008, respectively. Non-interest income decreased $1,254,000 ($727,000 after tax) in Q2 2008 and increased $375,000 ($218,000 after tax) for the six months ended June 30, 2008 compared to prior year periods.
     During the second quarter of 2008, the Company obtained updated appraisals on a substantial portion of the collateral supporting its loan portfolio, especially the construction and land development loans, which have shown continued decline in value due to the absence of home or land sales in the Bank’s market area and the resulting pessimistic outlook on property and land values. The Company performed an intensive review of its loan portfolio, independent loan consultants reviewed the portfolio during the quarter, and the loan portfolio was also reviewed during a regulatory examination conducted in July and early August 2008. As a result of these reviews, the Company charged-off loans totaling $19,542,000 in the second quarter of 2008, to eliminate much of the shortfall in collateral values identified. Accordingly, specific allowances on the remainder of the impaired portfolio did not grow in line with the increase in total impaired loans at June 30, 2008. The additional provision for loan losses was necessary due to the continued deterioration in real estate values in the Company’s market area.
     The increase in net interest income is primarily due to the expanded activities of the Company arising from the acquisitions of The California Stockmen’s Bank (Stockmen’s) and Bay View Funding in the fourth quarter of

2007 as well as internal de novo branch expansion. The decrease in non-interest income for the quarter ended June 30, 2008 is primarily due to the other-than-temporary write down of available for sale securities of $1,564,000. The increase in non-interest expense for the quarter ended June 30, 2008 is primarily due to the impairment charge on other real estate owned, of $5,897,000, a write down to fair value of $1,751,000 of indirect consumer loans transferred on June 30, 2008 to the held-for-sale category, and expanded activities from the acquisitions.
     The Bank opened five new branch facilities and acquired 11 branches of The California Stockmen’s Bank in 2007. These new branches resulted in increased net interest income, non-interest income and on-going costs in 2008, including salary and benefit costs attributable to the staffing for these branches, and the additional depreciation expense of capitalized equipment and new facilities. During the second quarter of 2008, the Bank closed one of the 11 branches acquired from Stockmen’s located in Dos Palos. The closure resulted from marketing overlap with an existing branch in the same city. The Bank also filed for approval to close another acquired branch located in Merced.
     The annualized (loss) return on average assets was (2.34)% and (0.94)% for the three and six months ended June 30, 2008, respectively, compared to 0.15% and 0.50% for the three and six months ended June 30, 2007, respectively. The Company’s annualized (loss) return on average equity was (33.22)% and (13.43)% for the three and six months ended June 30, 2008, respectively, compared to 1.68% and 6.18% for the three and six months ended June 30, 2007, respectively.
NET INTEREST INCOME
     The Company’s primary source of income is net interest income and represents the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. The following table illustrates the results and changes in interest income and interest expense for the periods indicated.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			Percent			Percent
(Amounts in thousands)	2008	2007	Change	2008	2007	Change
Total interest income	$30,103	$31,297	(3.82)%	$63,029	$62,512	0.83%
Total interest expense	10,654	14,300	(25.50)%	23,819	28,771	(17.21)%

Net Interest Income	$19,449	$16,997	14.43%	$39,210	$33,741	16.21%

The following table illustrates the average balances affecting interest income and expense, and interest earned or paid on those balances on a tax adjusted basis for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Average interest-earning assets	$1,861,568	$1,681,495	10.71%	$1,868,089	$1,709,628	9.27%
Average interest-earning assets acquired	$139,066	$—	NM	$143,502	$—	NM
Average interest-bearing liabilities	$1,638,330	$1,430,610	14.52%	$1,633,132	$1,452,184	12.46%
Average interest-bearing liabilities acquired	$188,570	$—	NM	$187,994	$—	NM
Average interest rate earned	6.55%	7.54%	(13.09)%	6.83%	7.45%	(8.29)%
Average interest rate paid	2.61%	4.01%	(34.95)%	2.92%	4.00%	(26.88)%
Net interest margin	4.26%	4.13%	3.09%	4.28%	4.05%	5.56%
     The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. Total interest income for the three and six months ended June 30, 2008 remained at levels similar to those in the same periods in 2007 because of an increase in average interest-earning assets offset by the decrease in average interest rates earned. The increase in average interest earning assets during the three and six months ended June 30, 2008 compared to the same periods in the prior year was due to interest earning assets acquired from Stockmen’s and Bay View Funding, which averaged $139,066,000 and $143,502,000 in the second quarter and first six months of 2008, respectively, and overall loan growth, offset by a decline in investment securities which were sold or matured and were not replaced. The decrease in interest rates earned during the three and six months ended June 30, 2008 compared to the same periods in 2007 was primarily the result of a decrease in prevailing market interest rates and the increased level of non-accruing loans. Foregone interest on nonaccrual loans was approximately $2,728,000 and $3,972,000 during the three and six months ended June 30, 2008, compared with $657,000 and $657,000 in the same periods in 2007. Short term interest rates for the three and six months ended June 30, 2008 as compared to the same period in 2007 have decreased as a result of the Federal Reserve Board’s Open Market Committee (FRBOMC) actions that decreased short term rates significantly starting in September 2007. The FRBOMC reduced the fed funds rate by a total of 325 basis points from September 18, 2007 to June 25, 2008. Of these reductions, 225 basis points occurred in the first half of 2008.
     Interest expense is a function of the volume and rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. The decrease in interest rates paid during the three and six months ended June 30, 2008 when compared to the same periods in 2007 was primarily the result of a decrease in prevailing interest rates. This decrease assisted in reducing all levels of interest expense, from interest bearing checking accounts to borrowed funds. The increase in interest-bearing liabilities during the three and six months ended June 30, 2008 when compared to the same periods in 2007 was primarily the result of an increase in other borrowings and subordinated debt, and an increase in deposits due to the acquisition of the Stockmen’s branches, which averaged $188,570,000 and $187,994,000 in the second quarter and first six months of 2008, offset by reduced deposit levels which occurred in the first half of 2008 after the 2007 results were announced. The increase in other borrowings resulted from an increase in outstanding advances from the Federal Home Loan Bank to offset deposit declines and fund loan growth. Average time deposits accounted for 42% and 40%, respectively, of the average deposit portfolio for the three and six months ended June 30, 2008 compared to 41% and 42%, respectively, for the same time periods in 2007. The decrease in prevailing rates contributed to the average interest rate paid on interest bearing liabilities decreasing to 2.61% and 2.92%, respectively, for the three and six months ended June 30, 2008 compared to 4.01% and 4.00%, respectively, for the same periods in 2007.
     The net interest margin provides a measurement of the Company’s ability to utilize funds profitably during the period of measurement. The Company’s increase in the net interest margin for the three and six months ended June 30, 2008 when compared to the same periods in 2007 was primarily attributable to a larger percentage decrease in rates paid for interest bearing liabilities such as deposits, other borrowings and subordinated debentures than yields earned on interest earning assets such as loans and investments. Loans as a percentage of average interest-earning assets increased to 80% and 79% for the three and six months ended June 30, 2008 as compared with 74% and 72% for the same time periods in 2007. The increase in loans as a percentage of interest-earning assets is mainly attributable to the loans acquired from Stockmen’s and Bay View Funding and overall loan growth as well as decreases in other interest-earning assets, primarily investment securities. Average loans for the six months ended June 30, 2008 grew to $1,484,113,000 from $1,237,143,000, or 20.0%, from the same period a year earlier. The loan growth occurred primarily in the commercial loan segment of the portfolio. Net interest income and the net interest margin are presented in the table on pages 30 and 31 on a taxable-equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on a 35% marginal federal tax rate.

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

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Federal funds sold	$14,520	$73	2.02%	$22,513	$298	5.31%
Time deposits at other financial institutions	100	1	4.01%	221	3	5.44%
Taxable investment securities	268,409	3,446	5.15%	308,193	3,736	4.86%
Nontaxable investment securities (1)	90,956	1,103	4.86%	99,271	1,194	4.82%
Loans held for sale	941	—	0.00%	—	—	0.00%
Loans, gross (2),(3)	1,486,642	25,791	6.96%	1,251,297	26,367	8.45%

Total Interest-Earning Assets	1,861,568	30,414	6.55%	1,681,495	31,598	7.54%
Allowance for loan losses	(36,130)			(14,278)
Cash and due from banks	52,186			42,218
Premises and equipment, net	53,472			46,218
Interest receivable and other assets	129,162			77,076

Total Assets	$2,060,258			$1,832,729

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Negotiable orders of withdrawal	$240,010	287	0.48%	$239,261	837	1.40%
Savings deposits	404,353	1,825	1.81%	414,123	3,510	3.40%
Time deposits	653,012	5,949	3.65%	615,893	7,420	4.83%
Junior subordinated debentures	57,734	899	6.25%	31,960	675	8.47%
Federal funds purchased	8,208	41	2.00%	336	5	5.97%
Other borrowings	275,013	1,653	2.41%	129,037	1,853	5.76%

Total Interest-Bearing Liabilities	1,638,330	10,654	2.61%	1,430,610	14,300	4.01%

Noninterest-bearing deposits	261,566			234,545
Accrued interest, taxes and other	15,413			14,986

Total Liabilities	1,915,309			1,680,141

Total shareholders’ equity	144,949			152,588

Total liabilities and shareholders’ equity	$2,060,258			$1,832,729

Net interest income and margin (4)		$19,760	4.26%		$17,298	4.13%

(1)	Tax equivalent adjustments recorded at the statutory rate of 35% that are included in nontaxable investment securities portfolio are $264,000 and $290,000 for the three months ended June 30, 2008 and 2007, respectively. Tax equivalent adjustments included in the nontaxable investment securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities portfolio were created by a dividends received deduction of $23,000 and $11,000 for the three months ended June 30, 2008 and 2007, respectively. Tax equivalent income adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities income were created by a qualified zone academy bond of $24,000 in the second quarter of 2008.

(2)	Interest on nonaccrual loans is recognized into income on a cash received basis.

(3)	Amounts of interest earned included net loan fees of $1,024,000 and $1,004,000 for the three months ended June 30, 2008 and 2007, respectively.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average		Yield/	Average		Yield/
(Amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Federal funds sold	$17,571	$252	2.88%	$58,703	$1,533	5.27%
Time deposits at other financial institutions	100	1	2.01%	285	8	5.66%
Taxable investment securities	273,654	6,906	5.06%	313,532	7,522	4.84%
Nontaxable investment securities (1)	92,181	2,221	4.83%	99,965	2,424	4.89%
Loans held for sale	470	—	0.00%	—	—	0.00%
Loans, gross (2),(3)	1,484,113	54,261	7.33%	1,237,143	51,646	8.42%

Total Interest-Earning Assets	1,868,089	63,641	6.83%	1,709,628	63,133	7.45%
Allowance for loan losses	(36,204)			(14,152)
Cash and due from banks	52,991			43,164
Premises and equipment, net	53,780			45,179
Interest receivable and other assets	129,423			76,866

Total Assets	2,068,079			$1,860,685

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Negotiable orders of withdrawal	$245,324	$752	0.61%	$229,651	$1,422	1.25%
Savings deposits	436,509	4,849	2.23%	413,734	7,020	3.42%
Time deposits	637,643	12,303	3.87%	641,697	15,263	4.80%
Junior subordinated debentures	57,734	1,796	6.24%	31,960	1,350	8.52%
Federal funds purchased	6,954	80	2.31%	169	5	5.97%
Other borrowings	248,968	4,039	3.25%	134,973	3,711	5.54%

Total Interest-Bearing Liabilities	1,633,132	23,819	2.92%	1,452,184	28,771	4.00%

Noninterest-bearing deposits	275,425			242,804
Accrued interest, taxes and other	14,721			14,940

Total Liabilities	1,923,278			1,709,928

Total shareholders’ equity	144,801			150,757

Total liabilities and shareholders’ equity	$2,068,079			$1,860,685

Net interest income and margin (4)		$39,822	4.28%		$34,362	4.05%

(1)	Tax equivalent adjustments recorded at the statutory rate of 35% that are included in nontaxable investment securities portfolio are $527,000 and $589,000 for the six months ended June 30, 2008 and 2007, respectively. Tax equivalent adjustments included in the nontaxable investment securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities portfolio were created by a dividends received deduction of $38,000 and $32,000 for the six months ended June 30, 2008 and 2007, respectively. Tax equivalent income adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities income were created by a qualified zone academy bond of $47,000 in the first six months of 2008.

(2)	Interest on nonaccrual loans is recognized into income on a cash received basis.

(3)	Amounts of interest earned included net loan fees of $1,695,000 and $1,742,000 for the six months ended June 30, 2008 and 2007, respectively.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	Three Months Ended June 30, 2008
	Compared to June 30, 2007
(Amounts in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Federal funds sold	$(119)	$(106)	$(225)
Time deposits at other financial institutions	—	(2)	(2)
Taxable investment securities	192	(482)	(290)
Tax-exempt investment securities	9	(100)	(91)
Loans	(5,535)	4,959	(576)

Total:	$(5,453)	$4,269	$(1,184)

Increase (decrease) in interest expense:
Interest bearing demand	$(553)	$3	$(550)
Savings deposits	(1,602)	(83)	(1,685)
Time deposits	(1,918)	447	(1,471)
Federal funds purchased	(81)	117	36
Other borrowings	(2,296)	2,096	(200)
Junior subordinated debentures	(320)	544	224

Total:	$(6,770)	$3,124	$(3,646)

Increase in net interest income:	$1,317	$1,145	$2,462

	Six Months Ended June 30, 2008
	Compared to June 30, 2007
(Amounts in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Federal funds sold	$(207)	$(1,074)	$(1,281)
Time deposits at other financial institutions	(2)	(5)	(7)
Taxable investment securities	341	(957)	(616)
Tax-exempt investment securities	(14)	(189)	(203)
Loans	(7,695)	10,310	2,615

Total:	$(7,577)	$8,085	$508

Increase (decrease) in interest expense:
Interest bearing demand	$(767)	$97	$(670)
Savings deposits	(2,557)	386	(2,171)
Time deposits	(2,864)	(96)	(2,960)
Federal funds purchased	(126)	201	75
Other borrowings	(2,806)	3,134	328
Junior subordinated debentures	(643)	1,089	446

Total:	$(9,763)	$4,811	$(4,952)

Increase in net interest income:	$2,186	$3,274	$5,460

PROVISION FOR LOAN LOSSES
     The Company reviews the adequacy of its allowance for loan losses on a quarterly basis and maintains the allowance at a level considered by management to be sufficient to absorb the probable losses inherent in its loan portfolio. The provision for loan losses is charged against income and increases the allowance for loan losses. For the three and six months ended June 30, 2008, the provision for loan losses was $13,920,000 and $15,327,000, respectively, compared to $3,713,000 and $3,913,000, respectively, for the three and six months ended June 30, 2007.

     During the second quarter of 2008, as a result of the continuing worsening trends in home prices and construction delinquencies prevalent in Central California, which is considered by many to be the epicenter for residential foreclosures in the U.S., the Company updated its credit review process to include an internal credit review of all construction loans and all land loans in excess of $250,000. External loan specialists independently reviewed the portfolio, as well as the Bank’s regulators during their periodic examination. Based on these evaluations and recommendations of its consultants, the Company charged-off significant portions of impaired construction loan balances, considered non collectible as the underlying collateral value was not considered probable of full recovery. As a result of receiving updated appraisals, the Company determined that several of its loans required a more adverse classification, but that several of these loans, while impaired, were still performing and the borrowers had granted the Company additional collateral, reducing the need for a significantly greater allowance for loan losses than had been established at December 31, 2007.
     The Company charged off $19,425,000, net, in the second quarter of 2008, and $20,332,000, net, in the six months ended June 30, 2008, of loans, principally real estate construction loans. It increased its allowance for loan losses by making a provision for loan losses of $13,920,000 and $15,327,000, respectively, for the three months and six months ended June 30, 2008. In addition, the Company recognized a partial charge-off of $985,000 for the indirect consumer loans transferred to loans held for sale. The allowance for loan losses included specific reserves of $15,508,000 at June 30, 2008.
     The Company engaged a third party to review estimated selling costs associated with the disposition of impaired loans. This study recommended that the Company utilize an 8% estimate for selling costs. At December 31, 2007, the Company utilized 10%. The impact of this change in estimate was to reduce reserves previously established at December 31, 2007 by an estimated $1,070,000. Additional analysis of nonperforming loans is discussed below.
NON-INTEREST INCOME
     Non-interest income decreased by $1,254,000 or 35% to $2,380,000 for the three months ended June 30, 2008, compared to the same time period in 2007. The decrease was primarily due to the other-than-temporary impairment charge recognized on available for sale securities at June 30, 2008 of $1,564,000. There was no impairment charge for the same period in 2007. Service charges on deposit accounts increased by $423,000 or 20% to $2,512,000 for the three months ended June 30, 2008, compared with the same period in 2007. The increase in service charges on deposit accounts for the three month periods was the result of the acquisition of all 11 branches of Stockmen’s as well as increased Bank fees and reduced waivers on service charges. The gain on sale of securities increased by $261,000 compared to the same time period of 2007. Other categories of noninterest income had normal fluctuations in the ordinary course of business.
     Non-interest income increased by $375,000 or 6% to $6,968,000 for the six months ended June 30, 2008, compared to the same time period in 2007. Service charges on deposit accounts increased by $958,000 or 25% to $4,752,000 for the six months ended June 30, 2008, compared with the same period in 2007. The increase in service charges on deposit accounts for the six month period was the result of the acquisition of all 11 branches of Stockmen’s as well as increased Bank fees and reduced waivers on service charges. The gain on sale of securities increased by $994,000 compared to the same time period of 2007. The increase of $346,000 for the six months ended June 30, 2008 in cash surrender value of life insurance policies was primarily due to the $375,000 reimbursement of costs associated with the transfer of multiple insurance contracts into a single account contract with one carrier. These increases were offset by the other-than-temporary impairment charge recognized on available for sale securities at June 30, 2008 of $1,564,000. This impairment charge was related to the Company’s holding of agency preferred stock issued by the FHLMC. See Investment Securities on page 34 of this document for further discussion. There was no impairment charge for the same period in 2007. Other categories of noninterest income had normal fluctuations in the ordinary course of business.
NON-INTEREST EXPENSE
     Non-interest expenses increased by $14,702,000, or 91%, to $30,847,000 for the three months ended June 30, 2008 compared to the same period in 2007. The primary components of non-interest expenses were salaries and employee benefits, premises and occupancy expenses, equipment depreciation expense, impairment expense on other real estate owned, write down of assets, communication expenses, professional fees, supplies expenses, marketing expenses, intangible amortization and other operating expenses which include the provision for unfunded commitments. Non-interest expenses increased by $20,558,000, or 68%, to $50,610,000 for the six months ended June 30, 2008 compared to the same period in 2007.

     The Company opened five new branches in 2007. In October and November 2007, it acquired Bay View Funding and eleven branches of The California Stockmen’s Bank. These expansion activities were principal factors in the 91% and 68% increases in non-interest expenses for the three and six months ended June 30, 2008, respectively, compared to the same period in 2007. The following table displays the effect of the acquisitions on certain non-interest expenses.

	For the Three Months Ended June 30,
	2008				2007
	Stockmen’s	Bay View
(Amounts in thousands)	Branches	Funding	All Other	Total	Total
Salaries and benefits	$781	$849	$8,091	$9,721	7,468
Premises and occupancy expense	156	83	1,573	1,812	1,760
Equipment expense	67	30	1,643	1,740	1,296

	For the Six Months Ended June 30,
	2008				2007
	Stockmen’s	Bay View
(Amounts in thousands)	Branches	Funding	All Other	Total	Total
Salaries and benefits	$1,534	$1,757	$16,617	$19,908	15,276
Premises and occupancy expense	330	120	3,247	3,697	3,305
Equipment expense	143	58	3,246	3,447	2,480
     The Company’s professional fees include legal, consulting, audit and accounting fees. The increase in the Company’s professional fees of $1,137,000 or 132% and $1,904,000 or 114%, respectively, for the three and six months ended June 30, 2008, was primarily due to increased audit fees related to the 2007 year end audit and utilization of independent credit specialists to assist in evaluating the loan loss reserve. Beginning in 2007, the Company has increased its marketing activities, resulting in an increase of $138,000 and $529,000, respectively, for the three and six months ended June 30, 2008 compared to the same period in 2007. These marketing activities include actively promoting various deposit and loan products to assist in attracting new customers, and retaining existing customers. The Company incurred an increase in deposit insurance assessment of approximately $638,000 and $1,015,000, respectively, in the second quarter and first six months of 2008 over the 2007 level, due to a rate increase charged by the FDIC and the effect of the additional insured deposits resulting from acquisitions and expansion. The Company incurred OREO expenses of $5,897,000 and $6,055,000, respectively, in the second quarter and first six months of 2008 relating to the foreclosed project in Rocklin, California. No such expenses were incurred in the same period in 2007. In the three months ended June 30, 2008, the Company incurred approximately $789,000, charged to other non-interest expense, to obtain updated appraisals on properties securing its construction and land development loans. There were no such charges to non-interest expense in 2007.
PROVISION FOR INCOME TAXES
     The Company’s benefit from income taxes of $10,934,000 and $10,065,000, respectively, for the three and six months ended June 30, 2008 resulted in an effective tax rate of 48% and 51% compared to a provision for income taxes of $131,000 and $1,751,000, respectively, for the same periods in 2007, resulting in an effective tax rate of 17% and 27%. These benefits have been recorded as tax refunds for back taxes paid or are being carried forward to offset future taxable income expected to be generated by the Company. The Company has not recorded a valuation allowance at June 30, 2008 for the future realization of these tax benefits as it believes it is more likely than not that these tax benefits will ultimately be realized via carryback of losses and credits and the Company’s projection of future income. Prospective losses could require the Company to reevaluate the assumptions related to future income projection which could result in the establishment of a valuation allowance to the extent that the realization of deferred tax assets becomes less likely than not. Net deferred tax assets were $24.2 million at June 30, 2008.
Financial Condition
INVESTMENT SECURITIES
     During the quarter ended June 30, 2008, the Company reclassified its entire held to maturity securities portfolio to the available for sale category. The reclassification of this portion of the portfolio resulted from management’s decision to enhance the ability to manage the total investment portfolio prospectively, as well as to periodically restructure the portfolio mix in response to changing economic conditions.

     The Company’s investment portfolio consists of mortgage backed securities (MBS), US Government Agencies, collateralized mortgage obligations (CMO), municipal securities, preferred stock, and other securities/debt. The majority of the Company’s investments are with government sponsored entities, specifically FHLMC, FNMA, FHLB and FFCB. All of our MBS and CMOs, except for the two whole loan CMOs, are issued by government sponsored entities (GNMA, FHLMC or FNMA). The two whole loan CMOs do not contain any identifiable subprime exposure, and Management does not believe the investments are other than temporarily impaired. The investment securities portfolio has declined over the past several years as the proceeds have been reinvested elsewhere. Accordingly, the Company has not purchased any MBS or CMO securities during the time frame when the subprime instruments were being issued.
     In the first quarter of 2008, the Company purchased approximately $32 million of MBS securities and sold a similar amount of US government agency securities. There were no additional purchases in the second quarter of 2008.
     The Company continues to review its investment portfolio for credit deterioration on a regular basis. The Company has not identified any subprime exposures in its portfolio. The Bank does hold a municipal bond portfolio of approximately $86 million as of June 30, 2008. This portfolio is also reviewed for credit deterioration. As of June 30, 2008, 99% of the municipal portfolio is investment grade or higher. The portfolio has, however, experienced credit downgrades this quarter as a result of credit deterioration of the credit support firms insuring this type of investment. Impairment analysis is performed at least quarterly on the entire investment portfolio. None of the municipal bond portfolio is considered impaired at June 30, 2008.
     At June 30, 2008 the Bank’s investment securities included $3,215,000 of preferred stock issued by the FHLMC. This preferred stock value is tied to the five year U.S. Treasury rate. This security has an AA- credit rating from one securities rating agency and was downgraded by another rating agency to A1 on July 15, 2008. It is callable by the issuer at par. Due to the current volatility of the trading values of FHLMC and the significant decline in FHLMC stock price, the Company recorded an impairment write down of $1,564,000 as of June 30, 2008.
LOANS
     The Company concentrates its lending activities in four principal areas: 1) commercial and agricultural, 2) real estate construction, 3) real estate mortgage and 4) factoring receivables. At the end of June 2008, the Company discontinued its indirect loan program which financed consumer loans, principally secured by recreational vehicles and transferred these loans to held-for-sale. Interest rates charged for loans made by the Company vary with the degree of risk, the size and term of the loan, borrowers’ depository relationships with the Company and prevailing market rates. As a result of the Company’s loan portfolio mix, the future quality of these assets could be affected by any adverse trends in its geographic market or in the broader economy. These trends are beyond the control of the Company.
     The Bank’s business activity is with customers located primarily in the counties of Fresno, Kings, Madera, Mariposa, Merced, Sacramento, San Bernardino, San Francisco, San Joaquin, Stanislaus, Santa Clara, Tulare and Tuolumne in the State of California. Real estate secured loans, represented by commercial real estate mortgage loans, real estate construction loans and mortgage real estate loans, comprise the largest portion of the loan portfolio.
     Commercial and agriculture borrowers consist of a diverse group of businesses and agricultural concerns located in the Bank’s market area. The consumer and small business loan portfolio consists of loans to small businesses, home equity and credit cards. Individual loans and lines of credit are made in a variety of ways. In most cases collateral such as real estate and equipment are used to support the extension of credit and reduce the Bank’s credit risk. Each loan is submitted to an individual risk grading process but the borrowers’ ability to repay is dependent, in part, upon factors affecting the local and national economies.

     The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

	June 30, 2008		December 31, 2007
		Percent of		Percent of
(Dollars in thousands)	Amount	Loans	Amount	Loans
Real estate construction, non-residential	$104,159	8%	$120,570	8%
Real estate construction, residential	27,900	2	31,796	2
Real estate mortgage, non residential	683,094	51	725,262	49
Real estate mortgage, residential	34,955	2	33,846	2

Total real estate loans	850,108	63	911,474	61

Commercial	388,999	29	373,512	25
Agricultural	74,546	6	85,193	6
Factoring	19,525	1	22,555	1
Consumer	17,118	1	101,947	7

Total	1,350,296	100%	1,494,681	100%

Less allowance for loan losses	(29,810)		(35,800)

Net loans	$1,320,486		$1,458,881

     The non-residential real estate construction and real estate mortgage loan portfolios include loans for land development, including both land held for development and land in development, of $162.4 million and $182.8 million as of June 30, 2008 and December 31, 2007, respectively. The Bank does not originate single-family residential loans for the loan portfolio but merely functions in a loan brokerage capacity. The Bank does not carry any subprime residential loans in its portfolio. Our total residential real estate exposure totals $63 million ($27 million in home equity lines and residential construction loans of $36 million), or 5% of our loans at June 30, 2008.
     The table that follows shows the regional distribution of real estate loans at June 30, 2008:

	San
	Francisco	Merced/	Stockton/		Fresno/
(Dollars in Thousands)	Bay Area	Mariposa	Modesto	Sacramento	Bakersfield	All Other	Total
Real estate construction, non-residential	$5,712	$23,997	$23,103	$15,790	$35,557	$—	$104,159
Real estate construction, residential	4,621	3,483	3,315	6,364	10,117	—	27,900
Real estate mortgage, non-residential	77,882	183,630	168,955	47,197	197,392	8,038	683,094
Real estate mortgage, residential	1,170	13,407	7,816	435	9,680	2,447	34,955

Total	$89,385	$224,517	$203,189	$69,786	$252,746	$10,485	$850,108

NONPERFORMING ASSETS
     Nonperforming assets include impaired loans, other nonaccrual loans, loans 90 days or more past due, restructured loans and other real estate owned.
     Nonperforming loans are those in which the borrower fails to perform in accordance with the original terms of the obligation and are categorized as loans on nonaccrual status, loans past due 90 days or more and restructured loans. Interest received on nonaccrual loans is credited against loan principal. The Company had no restructured loans as of June 30, 2008 or December 31, 2007.

     The following table summarizes nonperforming assets of the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Nonaccrual loans	$122,202	$53,621
Accruing loans past due 90 days or more	22,201	583

Total nonperforming loans	144,403	54,204
Other real estate owned	1,895	7,550

Total nonperforming assets	$146,298	$61,754

Nonperforming loans to total loans	10.69%	3.63%
Nonperforming assets to total assets	7.04%	2.93%
     Nonperforming assets represented 7.04% and 2.93% of total assets, at June 30, 2008 and December 31, 2007, respectively. Nonperforming loans represented 10.69% and 3.63% of total gross loans at June 30, 2008 and December 31, 2007, respectively, and were secured by first deeds of trust on real property totaling $125,222,000 and $45,136,000. The increase in nonperforming loans at June 30, 2008 is attributable primarily to deterioration in home prices and construction delinquencies in Central California. During the second quarter of 2008, the Company obtained updated appraisals, and it updated its credit review process to include an internal credit review of all construction loans and all land loans in excess of $250,000. External loan specialists independently reviewed the portfolio, as well as the Bank’s regulators during their periodic examination. After reviewing the updated appraisals and recommendations from its consultants, the Company determined that several of its loans required a more adverse classification than previously made. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans in the future.
     The Company has maintained accrual status on certain loans which had just exceeded the 90 day overdue threshold, as it believes that these loans will regain their current status.
     Impaired and Nonaccrual Loans
     The level of nonperforming loans and real estate acquired through foreclosure are two indicators of asset quality. A loan that is classified may be either a “performing” or “nonperforming” loan. A performing loan is one wherein the borrower is making all payments as required by the loan agreements. Nonperforming loans are those in which the borrower fails to perform under the original contractual terms of the obligation and are categorized as loans past due 90 days or more but still accruing, loans on nonaccrual status and restructured loans. Loans are generally placed on nonaccrual status and accrued but unpaid interest is reversed against current year income when interest or principal payments become 90 days past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, are deemed to be in the process of collection. Loans that are not 90 days past due may also be placed on nonaccrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and the collection of principal or interest is in question.
     A loan is generally considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts (i.e., including both interest and principal payments) due according to the contractual terms of the loan agreement. An impaired loan is charged off at the time management believes the collection of principal and interest process has been exhausted. Partial charge-offs are recorded when portions of impaired loans are deemed uncollectible. At June 30, 2008 and December 31, 2007, impaired loans were measured either based upon the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent.

     The following table shows the change in nonaccrual loans from December 31, 2007 to June 30, 2008:

(Amounts in thousands)
Balance at December 31, 2007	$53,621
Add: Loans placed on nonaccrual status	102,701
Less: Loans removed from non-accrual status due to additional collateral or principal payments	(13,645)
Charge-offs during the period	(20,475)

Balance at June 30, 2008	$122,202

     The following table presents nonaccrual loans by loan type, as of the dates indicated:

	June 30, 2008	December 31, 2007
	(Amounts in thousands)
Real estate construction, non-residential	$48,716	$27,284
Real estate construction, residential	14,486	5,431
Real estate mortgage, non-residential	42,130	15,403
Real estate, residential	97	—

Total real estate nonaccrual loans	105,429	48,118
Commercial	16,462	5,012
All other	311	491

Total	$122,202	$53,621

     The following table presents nonaccrual loans by classification or type of collateral securing the loans, as required in the Company’s regulatory filings, as of the dates indicated:

	June 30, 2008	December 31, 2007
	(Amounts in thousands)
Construction of single /multi family residence	$14,486	5,431
Construction and land development	81,905	40,372
Single/multi family residence	6,471	1,006
Non-farm, non-residential property	2,866	1,500
Commercial property	9,232	5,028
Agricultural production and farming	1,192	157
Personal property	68	127
Unsecured	5,982	—

Total	$122,202	$53,621

     The following table presents nonaccrual loans by type of business in which the borrowers are engaged, as of the dates indicated:

	June 30, 2008	December 31, 2007
	(Amounts in thousands)
Land subdivision	$38,541	$16,047
Construction of new single family housing	20,792	16,767
Real estate agent and broker offices	22,714	3,812
Lessors of non-residential buildings	11,604	—
Other activities relating to real estate	9,875	4,976
Wholesale/retail	6,773	5,544
Lessors of residential buildings	4,729	1,006
Medical offices	4,454	4,300
Other	2,720	1,169

Total	$122,202	$53,621

     Impaired loans as of June 30, 2008 are considered to be either collateral impaired and not performing, collateral impaired and performing, collateral adequate and not performing or collateral adequate and performing. All of these loans have been placed on nonaccrual for accounting purposes. These four nonaccrual loan categories are defined as follows:
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
          Collateral Adequate and Not Performing :
     Loans for which sufficient additional collateral has been received from the borrower and the loan is not performing (that is, not current as to interest or principal payments).
          Collateral Adequate and Performing :
     Loans for which sufficient additional collateral has been received from the borrower and we are monitoring the borrower’s ability to fund interest costs before returning the loan to accrual status. This category includes loans which may be returned to accrual status in the near future.
     The following table presents additional information about impaired loans, as of June 30, 2008.:

     Impaired loans

June 30, 2008
(Amounts in thousands)
Collateral impaired and not performing	$65,778
Collateral impaired and performing	21,693
Collateral adequate and not performing	23,705
Collateral adequate and performing	11,026

$122,202

     The Company had impaired loans at June 30, 2008 of $122,202,000 compared to $53,621,000 at December 31, 2007. The Company had $15,508,000 of specific allowance for loan losses on impaired loans of $96,995,000 at June 30, 2008 as compared to $21,432,000 of specific allowance for loan losses on impaired loans of $47,499,000 at December 31, 2007. Other forms of collateral, such as inventory, chattel, and equipment secure the remaining secured nonperforming loans as of each date. Management believes the overall increase in impaired loans in the past year is primarily attributable to the rapid decline in real estate values in California’s Central Valley beginning in the fourth quarter of 2007.
     Other Real Estate Owned
     At June 30, 2008 and December 31, 2007, the Company had $1,895,000 and $7,550,000, respectively, invested in two real estate properties that were acquired through foreclosure. The majority of this amount is represented by one property described in the following paragraph. These properties were carried at the lower of their estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses. No assurance can be given that the Company will sell the properties during 2008 or at any time or for an amount that will be sufficient to recover the Company’s investment in these properties.
     The Company foreclosed on a construction loan in Rocklin, California in July 2007, recorded at a net realizable value of $9,390,000 based on a third party appraisal received. The project is comprised of over 120 townhomes with a completed common area. As of June 30, 2008, eleven of the units have been partially completed. In 2007, the Bank took an impairment charge of $1,900,000 on the property to reduce the value to estimated realizable value of $7,490,000 at December 31, 2007. In May 2008, the Company ordered a new appraisal and engaged a second firm to conduct a review of the appraisal received. These analyses indicated further erosion in the value of the property, so the Company recorded an impairment charge of $5,655,000, to bring the carrying value to the current estimated realizable value, $1,835,000, at June 30, 2008.
     In addition, a specific reserve was recorded in the reserve for unfunded commitments included in accrued interest, taxes and other liabilities on the Balance Sheet, to recognize the Bank’s estimate of liability for mechanic liens placed against the property. After settlement of several of these liens in 2007 and into 2008, the balance in the specific reserve was $477,000 at June 30, 2008 and $756,000 at December 31, 2007.

     ALLOWANCE FOR LOAN LOSSES
     The following table summarizes the loan loss experience of the Company for the six months ended June 30, 2008 and 2007, and for the year ended December 31, 2007.

	June 30,		December 31
	2008	2007	2007
	(Amounts in thousands)
Balance at beginning of period	$35,800	$14,031	$14,031

Allowance from the California Stockmen’s Bank	—	—	1,900
Provision for loan losses	15,327	3,913	29,803
Write down of loans transferred to loans held for sale	(985)	—	—
Charge-offs
Commercial and agricultural	(778)	(142)	(1,128)
Real estate construction	(19,129)	—	(8,357)
Consumer	(568)	(412)	(934)

Total charge-offs	(20,475)	(554)	(10,419)

Recoveries
Commercial and agricultural	47	214	364
Real estate mortgage	—	—	—
Consumer	96	57	121

Total recoveries	143	271	485

Net (charge-offs) recoveries	(20,332)	(283)	(9,934)

Balance at end of period	$29,810	$17,661	$35,800

Loans outstanding at period-end	$1,350,296	$1,311,094	$1,494,681
Average loans outstanding	$1,484,113	$1,237,143	$1,320,594
Annualized net charge-offs to average loans	2.88%	0.05%	0.75%

Allowance for loan losses:
To total loans	2.21%	1.35%	2.40%
To nonperforming loans	20.64%	124.02%	66.05%
To nonperforming assets	20.38%	123.50%	57.97%
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
     The balance in the allowance for loan losses was affected by the amounts provided from operations, amounts charged-off and recoveries of loans previously charged off. The Company recorded a provision for loan losses to the allowance of $13,920,000 and $15,327,000 for the three and six months ended June 30, 2008 as compared to $3,713,000 and $3,913,000 for the same periods in 2007. As of June 30, 2008, management has recorded provisions for loan losses where known information about possible credit problems of the borrower or deterioration in collateral values cause management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become non-performing assets. See “Results of Operations — Provision for Loan Losses.”
Charge-offs
     For the six months ended June 30, 2008, the increase in level of gross charge-offs of $19,921,000, compared to the same period in 2007 was primarily due to further deterioration in collateral values associated with the Company’s real estate construction loan portfolio as well as nonperformance in the commercial and consumer loan portfolios.

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
     The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated :

	June 30, 2008		December 31, 2007
		Loans % to		Loans % to
(Amounts in thousands)	Amount	Total Loans	Amount	Total Loans
Commercial and agricultural	$8,958	36%	$7,757	32%
Real estate construction	9,341	10	17,413	10
Real estate mortgage	10,684	53	8,940	51
Installment	827	1	1,690	7

Total	$29,810	100%	$35,800	100%

     The following table displays the allocation of the allowance for loan losses between specific reserves on impaired loans and the general component, as of the dates indicated:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Specific allowance established for impaired loans	$15,508	$21,432
General component of allowance for loan losses	14,302	14,368

Total	$29,810	$35,800

     The following table shows the change in the specific allowance for loan losses from December 31, 2007 to June 30, 2008 (amounts in thousands).

Balance at December 31, 2007	$21,432
New reserves required for specifically identified loans	27,483
Impact of reduction in estimate for selling costs from 10% to 8%	(1,070)
Reduction in reserves from charge-offs	(19,198)
Less release resulting from additional collateral or repayment by customers	(13,139)

Balance at June 30, 2008	$15,508

     The specific element of the allowance for loan losses declined during the period because of charge-offs, totaling $19,198,000, and the impact of additional reserves necessary due to the reduced valuations of collateral was offset by the improved credit position of other customers who provided additional collateral or made significant repayments.
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

     During the fourth quarter of 2007, the Bank recognized an acceleration of the deterioration of real estate property values and began to witness a sharp increase in delinquencies. In addition, due to the fact that most of the real estate loans made by the Bank are secured by these properties, the collateral has become insufficient to mitigate the Bank’s credit risk and conform to its underwriting standards. The Company performed its own extensive internal review and contracted with independent credit consultants to perform reviews in early 2008 of a significant portion of the loan portfolio as of December 31, 2007. As a result of these reviews which continued to March 2008, management made the determination to charge-off $6.6 million in the fourth quarter of 2007 and increase the allowance for loan losses to $35.8 million. During the first quarter of 2008, the Company expanded its credit review process to include a credit review of all construction loans, and all land loans in excess of $250,000. This process resulted in fourteen customers with loans that totaled $29.5 million being placed on non-accrual status, while nine customers with loans that totaled approximately $5.4 million were removed from nonaccrual status as a result of an increase in collateral to acceptable levels or repayment. As of March 31, 2008, the Company determined that certain of these loans, while impaired, were still performing and the borrowers had granted the Company additional collateral, reducing the need for a significantly greater allowance for loan losses than had been established at December 31, 2007. During the second quarter of 2008, the Company obtained updated appraisals on a substantial portion of the collateral supporting its loan portfolio, especially the construction and land development loans, which have shown continued decline in value due to the absence of home or land sales in the Company’s market area and the resulting pessimistic outlook on property and land values. The Company performed an intensive review of its loan portfolio, independent loan consultants reviewed the portfolio during the quarter, and the loan portfolio was also reviewed during a regulatory examination conducted in July and August 2008. As a result of these reviews and recommendations of its consultants, the Company placed twenty seven customers with loans totaling $73 million on nonaccrual and the Company charged-off loans totaling $20 million in the second quarter to eliminate much of the shortfall in collateral values identified. Accordingly, specific allowances on the remainder of the impaired portfolio did not grow in line with the increase in total impaired loans at June 30, 2008.
     The Company has concluded that it had material weaknesses in its credit/lending functions at December 31, 2007. In response to the identification of this material weakness, a review was performed by independent credit consultants of 80% of aggregate balance of the commercial and real estate loan portfolios, representing 62% of the total loan portfolio outstanding at December 31, 2007. Remediation of the underlying processes is likely to be completed over the next several quarters. For additional information, see Part I, Item 4 Controls and Procedures of this report.
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

	June 30, 2008	December 31, 2007
	(Amounts in thousands)
Cash surrender value of life insurance	$44,863	$43,677
     As of January 1, 2008, pursuant to EITF Issue No. 06-4, the Company recorded cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar life arrangement for employees and non-employee directors in the amount of $186,000 as a reduction of equity. On a monthly basis, the Company records benefit expense of such insurance coverage. Benefit expense for the three and six months ended June 30, 2008 was $11,000 and $21,000, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded increases in cash surrender values on these life insurance contracts of $1,186,000 and $839,000. The increase of $347,000 in cash surrender value of life insurance policies for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to the $375,000 reimbursement of costs associated with the transfer of multiple insurance contracts into a single account contract with one carrier.
DEPOSITS
     Deposits are the Company’s primary source of funds. At June 30, 2008, the Company had a deposit mix of 27% in savings deposits, 41% in time deposits, 15% in interest-bearing checking accounts and 17% in noninterest-bearing demand accounts compared to 28% in savings deposits, 41% in time deposits, 15% in interest-bearing checking accounts and 16% in noninterest-bearing demand accounts at December 31, 2007. Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its cost of funds.

     The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company’s business is not seasonal in nature. The Company accepts time deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. As a result of the Bank’s capital position falling to below well-capitalized, the Bank is subject to certain pricing restrictions compared to its local market. When deposit rates exceed these pricing constraints, the deposits must be classified as brokered deposits in regulatory reports. During the second quarter of 2008, the Bank established the appropriate measurement for this pricing constraint and determined that $93 million of deposits originated in 2008 must be reclassified to brokered deposits. Of this amount $25 million are deposits gathered outside its local market and $70 million are deposits gathered from within the Bank’s normal market area. The Bank has a policy target for brokered deposits of no more than 15% of the Bank’s asset base. However, the Bank must seek regulatory approval to gather any additional brokered deposits until such time that the Bank is considered well capitalized.
     Maturities of time certificates of deposits of $100,000 or more outstanding at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
	(Amounts in thousands)
Three months or less	$86,299	$157,659
Over three to six months	43,067	44,511
Over six to twelve months	55,348	26,175
Over twelve months	16,585	41,782

Total	$201,299	$270,127

RESERVE FOR COMMITMENTS
     The reserve for commitments included in other liabilities at June 30, 2008 and December 31, 2007, is presented below.

	For the six	For the year
	months ended	Ended
	June 30,	December 31,
	2008	2007
	(Amounts in thousands)
Balance at the beginning of the period	$1,800	$710
Provision for credit losses	2,329	334
Provision (credit) for mechanics liens and bonded stop notices	(279)	1,840
Payment of mechanic liens and bonded stop notices	—	(1,084)

Balance at the end of the period	$3,850	$1,800

     The reserve for unfunded loan commitments was increased for the six months ended June 30, 2008 compared to December 31, 2007 by $2,329,000 to a total of $3,372,000, as an estimate of probable future credit losses resulting from unfunded loan commitments being funded and subsequently charged off. This reserve includes specific reserves, totaling $2,164,000 on two loan commitments, where ultimate collection is doubtful.
     In 2007, the Bank recorded a specific reserve for commitments related to other real estate owned property in Rocklin, California to recognize the Bank’s estimate of liability for mechanic liens placed against the property. During the first six months of 2008 and the fourth quarter of 2007, payments of $0 and $1,084,000, respectively, were made, as well as a credit to the reserve of $279,000 for the first six months of 2008, leaving a remaining specific reserve balance of $477,000 and $756,000 at June 30, 2008 and December 31, 2007, respectively.
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
     Historically the Bank has attracted a stable, low-cost deposit base, which has been a primary source of liquidity. From time to time, depending on market conditions, prevailing interest rates or the introduction of additional interest-bearing deposit products, deposit levels and cost of deposits may fluctuate. The Company recognizes that its adverse operating results may have and may continue to result in a decreased level of customer confidence in the Company and the Bank. This may result in customers withdrawing deposits.
     The Company has a contingency liquidity plan that has been approved by the Board of Directors. The Bank is currently operating under this plan. As a function of this plan, the Bank closely monitors its liquidity position in several aspects. The Asset and Liability Committee (ALCO) monitors deposit behavior and outflows, large customer relationships, uninsured deposit levels and retail strategies as a means to anticipate potential deposit behavior and maintain appropriate levels of liquidity. ALCO also carefully monitors and projects potential changes in loan activities to include anticipated loan sales or participations. Credit lines with external sources are also monitored. The review of the Bank’s liquidity position is conducted on a daily basis. ALCO meets on a weekly basis to review the Company’s liquidity position.
     The Company’s liquidity requirements can also be met through the use of its portfolio of liquid assets. These assets include cash, demand and time deposits in other banks, investment securities eligible and available for financing and pledging purposes and federal funds sold. The liquid assets totaled $192,838,000 and $150,242,000, and were 9.2% and 7.5% of total assets at June 30, 2008 and December 31, 2007, respectively.
     Although the Company’s primary sources of liquidity include liquid assets and a historically stable deposit base, the Company maintains lines of credit with certain correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank aggregating $439,366,000 of which $165,000,000 was outstanding as of June 30, 2008. This compares with lines of credit of $337,242,000 of which $107,500,000 was outstanding as of December 31, 2007. The increase in advances outstanding on these lines of credit at June 30, 2008 compared to December 31, 2007 is primarily due to increased advances to offset the reduction in the Bank’s deposits during the same period.
     The increase in line of credit availability is primarily a function of the Company pledging commercial loans eligible as collateral to the Federal Reserve Bank to support additional borrowings, if needed, to fund unexpected but possible withdrawal demands if such demands exceed the Company’s cash, other liquid assets and existing borrowing capacity. This line was put in place by the Bank in early April 2008. As of June 30, 2008, the Bank’s ability to borrow from the Federal Reserve Bank using loans as collateral was $139,957,000. The Company continues to carefully manage its liquidity and look for opportunities to increase liquidity options in future periods. See Item 1A Risk Factors on page 49 of this report for additional discussion of liquidity risk.
     On a stand-alone basis, the Company is the sole shareholder of the Bank. While the Company has historically maintained its own capital and liquid assets, it also depends on its ability to receive dividends and management fees from the Bank for liquidity purposes. Dividends from the Bank are subject to certain regulatory limitations. The formal agreement among the Company, the Bank and the FRB prohibits the Bank from paying cash dividends to the Company except with the prior consent of the regulatory agencies. . The Company is permitted to defer payments on the junior subordinated debentures for up to 20 quarters under certain circumstances. The Company has elected to suspend dividends and defer payments on the junior subordinated debentures in order to increase liquidity.

CAPITAL RESOURCES
     Capital is a critical factor for the Company. Historically the Company has generated capital through the retention of earnings and the issuance of junior subordinated debentures. The recent losses incurred have reduced the Company’s Risk-Based Capital level to adequately capitalized. The Company is in the process of implementing a Capital Plan to return the Company to a well capitalized status. The Risk-Based Capital computations for the Company are complex and are impacted by operating losses and various limitations including loan loss reserves which are limited to 125% of risk-based loans as well as deferred income taxes which generally cannot exceed 10% of risk-based capital. Further, the regulatory guidelines for risk-based capital are scheduled to be modified in 2009 which will likely reduce the current capital ratios for the Company.
     Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been generated through retention of retained earnings. The Company’s shareholders’ equity decreased by $12,255,000 or 8.6% between December 31, 2007 and June 30, 2008. This decrease was primarily due to the net loss of $9,694,000, the exclusion of certain portions of deferred tax assets, and the decrease in value in the investment securities portfolio of $2,076,000. In computing total risk-based capital, Management is required to take into consideration the deferred tax assets that may not be fully utilized. Specifically, Tier 1 capital will be reduced by an amount of deferred tax assets that Management does not expect to realize beyond the next twelve months as described below.
     Income Taxes: The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created. Prior to the second quarter of 2008, the Company computed interim tax provisions by utilizing forecasted events for the year and an effective tax rate determined in accordance with APB No. 28. In the second quarter of 2008, due to the difficulty in forecasting future events in connection with credit losses, the Company determined that utilizing APB No.11 was more appropriate. APB No. 11 utilizes the year-to-date actual results of operations as compared to forecasted events for the remainder of the year.
     Deferred Taxes: The Company has recorded a tax benefit of $10,934,000 for the three months ended June 30, 2008 and $10,065,000 for the six months ended June 30, 2008. These amounts have been recorded as tax refunds for back taxes paid or are being carried forward to offset future taxable income expected to be generated by the Company. The Company has not recorded a valuation allowance at June 30, 2008 for the future realization of these tax benefits as it believes it is more likely than not that these tax benefits will ultimately be realized via carryback of losses and credits and the Company’s projection of future income. Prospective losses could require the Company to reevaluate the assumptions related to future income projection which could result in the establishment of a valuation allowance to the extent that the realization of deferred tax assets becomes less likely than not. Net deferred tax assets were $24.2 million at June 30, 2008.
     Capital Losses: Management determined that it was appropriate to record a $320,000 addition to the valuation allowance as it relates to the Bank’s ability to generate capital gains to offset capital losses. Prospective losses could require the Company to record further additions to the valuation allowance to the extent that the future realization of deferred tax assets become uncertain.
     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Management believes, as of June 30, 2008, that the Company and the Bank met all applicable capital requirements. As of June 30, 2008, the Bank’s and the Company’s total risk-based capital ratios are considered “adequately-capitalized”, while all other ratios are considered “well-capitalized”.
     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table).
     The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2008 are as follows:

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
The Company:
Total capital (to risk weighted assets)	$159,687	9.56%	$133,686	8%	$167,108	10%
Tier 1 Capital (to risks weighted assets)	$124,460	7.45%	$66,843	4%	$100,265	6%
Leverage ratio (1)	$124,460	6.18%	$80,511	4%	$100,639	5%

The Bank:
Total capital (to risk weighted assets)	$152,523	9.17%	$133,031	8%	$166,289	10%
Tier 1 Capital (to risk weighted assets)	$111,274	6.69%	$66,516	4%	$99,774	6%
Leverage ratio (1)	$111,274	5.55%	$80,152	4%	$100,190	5%

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

     The Company’s and Bank’s actual capital amounts and ratios met all minimum regulatory requirements as of December 31, 2007 and were summarized as follows:

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
The Company:
Total capital (to risk weighted assets)	$177,480	10.26%	$138,406	8%	$173,008	10%
Tier 1 Capital (to risks weighted assets)	$142,122	8.21%	$69,203	4%	$103,805	6%
Leverage ratio (1)	$142,122	6.97%	$81,510	4%	$101,887	5%

The Bank:
Total capital (to risk weighted assets)	$170,940	9.94%	$137,518	8%	$171,898	10%
Tier 1 Capital (to risk weighted assets)	$129,253	7.52%	$68,759	4%	$103,139	6%
Leverage ratio (1)	$129,253	6.41%	$80,703	4%	$100,879	5%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality and in general, are considered top-rated banks.
     The Company declares dividends solely at the discretion of the Company’s Board of Directors, subject to compliance with regulatory requirements. In order to pay any cash dividends, the Company must receive payments of dividends or management fees from the Bank. There are certain regulatory limitations on the payment of cash dividends by banks. Banking regulators have restricted the Company’s and the Bank’s payment of dividends without their approval. Without dividends from the Bank the Company will be limited in its ability to pay cash dividends to its shareholders or scheduled payments on the junior subordinated debentures. The Company has elected to defer payments on the junior subordinated debentures as a measure to conserve capital.
RETURN ON EQUITY AND ASSETS
     The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

	Six Months Ended June 30,
	2008	2007
Annualized return on average assets	(0.94)%	0.50%
Annualized return on average equity	(13.43)%	6.18%
Average equity to average assets	7.00%	8.10%
Dividend payout ratio	NM	44.43%
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     In the normal course of business, the Company is exposed to market risk which includes both price and liquidity risk. Price risk is created from fluctuations in interest rates and the mismatch in repricing characteristics of assets, liabilities, and off balance sheet instruments at a specified point in time. Mismatches in interest rate repricing among assets and liabilities arise primarily through the interaction of the various types of loans versus the types of deposits that are maintained as well as from management’s discretionary investment and funds gathering activities. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company’s exposure to market risk. Quarterly modeling of the Company’s assets and liabilities under both increasing and decreasing interest rate environments are performed to insure the Company does not assume a magnitude of risk that is outside approved policy limits.
     The Company’s success is dependent in part upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company’s net interest income to adverse movements in interest rates. Management considers interest rate risk to be a significant market risk, and it could potentially have the largest material effect on the Company’s financial condition and results of operations. Correspondingly, the overall strategy of the Company is to manage interest rate risk, through balance sheet structure, to be interest rate neutral.
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
     It is the opinion of management that there has been no material change in the Company’s market risk during the first six months of 2008 when compared to the level of market risk at December 31, 2007, other than as discussed in the Liquidity section above and in Part II Item 1A. Risk Factors in this report. If interest rates were to suddenly and materially rise from levels experienced during the first six months of 2008 or if the Company were subjected to a substantial decline in depositor confidence, the Company could become susceptible to an increased level of market risk.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008 pursuant to Exchange Act Rule 13a-15b. Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described below under “Changes in Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2008.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Company reported, in its financial statements and Form 10-K for the year ended December 31, 2007, the identification of material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, and insufficient levels of appropriately qualified and trained personnel in our financial reporting processes. These weaknesses led to a material error in the provision for loan losses and the allowance for loan losses, the absence of entity-level controls to ensure that the appropriate accounting policies are selected, followed and updated as circumstances change, and resulted in ineffective analysis, implementation, monitoring and documentation of accounting policies. The Company has taken the following steps to address the aforementioned material weaknesses:
▪	Hiring of Chief Risk Officer to implement a risk management plan, including enhanced policies and procedures to identify, assess, manage and monitor risk exposures;

▪	Engaging independent credit specialists to evaluate a substantial portion of the commercial, real estate and construction loan portfolios;

▪	Establishing a Special Assets Department to monitor and control nonperforming credits.

▪	Ensuring via review by qualified senior management that management’s assessment of loans requiring impairment analysis in accordance with SFAS 114 is supported by comprehensive documentation;

▪	Training of lending and credit personnel to ensure that loans are appropriately classified and that problem loans are identified and communicated to Credit Administration on a timely basis;

▪	Involving the Accounting Department in the preparation and review of comprehensive documentation developed by Credit Administration to support the loan loss provisioning and the adequacy of the allowance for loan losses;

▪	Hiring of additional accounting and credit personnel, including a chief accounting officer and assistant controller, to ensure that personnel with adequate experience, skills and knowledge particularly in relation to complex or non-routine transactions are directly involved in the review and accounting evaluation of such transactions;

▪	Engaging an independent company to review progress in implementing the enhancements to procedures and to report to the Audit Committee of the Board;

▪	Documenting of processes and procedures, along with appropriate training, to ensure that the accounting policies, conform to GAAP and are consistently applied prospectively; and

▪	Ensuring through appropriate review by senior level personnel that management’s analysis of the appropriate accounting treatment for Affordable Housing Partnership investments, Other Real Estate Owned and minimum lease commitments, are supported by comprehensive documentation.

▪	Engaging an independent accounting firm to review newly implemented control processes and procedures related to the accounting for certain non-routine transactions.
     We have been executing the remediation plans identified above since the first quarter of 2008, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.
     Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
PART II — Other Information
Item 1. Legal Proceedings
     The Company is a party to routine litigation in the ordinary course of its business. The Company is also party to legal proceedings related to foreclosed property of which the Company has already recorded a specific reserve of $477,000 related to the Company’s best estimate of probable loss on this legal matter. The Company’s maximum exposure related to this matter is $3 million. In addition to the routine litigation incidental to its business, the Company is a defendant in a lawsuit brought by Pacific Coast Bankers Bank. Management believes that the allegations are unfounded and that judgment against the Company is not probable. In the opinion of management, pending and threatened litigation, where liabilities have not been reserved, have a remote likelihood of having a material adverse effect on the financial condition or results of operations of the Company.
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
Market and Interest Rate Risk
We will need to raise additional capital in the near future, but capital may not be available or may be available only on unfavorable terms.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Before year-end 2007, we were “well capitalized” under federal guidelines. The losses recognized and additional reserves established in the fourth quarter of 2007 and the first two quarters of 2008 brought the Bank’s capital below “well capitalized” minimums and into “adequately capitalized” levels. However, as a result of the deficiencies identified by our banking regulators, it is possible that federal regulators will downgrade our status. As a result of these deficiencies, we have entered into a written agreement with the Federal Reserve Bank of San Francisco relating to capital, assets, earnings, management, liquidity, sensitivity to market risk and restrictions on our activities and payment of dividends. See Note 13 to the Condensed Consolidated Financial Statements included herein. We need to raise additional capital to meet regulatory requirements and to provide an appropriate cushion against potential losses. Our ability to raise additional capital depends in part on conditions in the capital markets, which are outside of our control. At present the market for new capital for community banks is very limited. Accordingly, we cannot be certain of our ability to raise additional capital in the future or on terms acceptable to us. If we are able to raise capital, it will most likely be on terms that will be substantially dilutive to current shareholders. We have retained Keefe, Bruyette & Woods to seek to raise capital and evaluate other strategic alternatives for the Company. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” under applicable federal regulations. With our capital levels below “well capitalized” minimums, we may not have access to a significant source of funding, which would force us to use more expensive sources of funding or to sell loans or other assets at a time when pricing for such assets is unfavorable. If we cannot raise additional capital, our results of operations and financial condition could be adversely affected.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
All depository institutions require access to cash and liquid assets that are convertible to cash to meet their operating needs. Those needs include payment of operating expenses, meeting customers’ withdrawal requests and funding loans. Negative perceptions of our prospects among our customer base resulting from unfavorable operating results in 2007 and 2008 could cause customers to withdraw their deposits at accelerated rates. If our deposit customers should make requests for withdrawal of their deposits substantially in excess of expected withdrawal levels (and in excess of the levels of our liquid assets), we would be required to borrow additional funds or sell other long-term assets in order to raise cash. No assurance can be given as to whether depositors will withdraw funds in excess of the amount of our liquid assets. Additionally, the Company has borrowings outstanding supported by eligible loan collateral with the Federal Home Loan Bank, or FHLB. The deterioration in credit quality of the assets pledged could impact the level of availability for future advances with FHLB.
Risks related to the nature and geographical location of Capital Corp of the West’s business
We determined that our methodology for grading loans and establishing the level of the allowance for loan losses had material weaknesses.
After filing our year-end call report on January 30, 2008 we determined, in working with our bank regulators and independent credit consultants, that many of our loans required a more adverse classification and greater reserves against losses than we had established in the course of our regular operations. As a result, we increased our allowance for loan losses by $25 million more than we had thought necessary at the end of 2007. An adjustment of this magnitude indicated that we had a material weakness in our methodology for classifying loans and establishing the level of our allowance for loan losses. We will also be required to amend our call report for the period ended June 30, 2008 to report additional problem loans and reserves. Although we have taken steps to address this weakness by adding additional levels of loan file review with the assistance of independent consultants, we cannot assure you that we have eliminated or mitigated this weakness.
Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.
Like all financial institutions, every loan we make carries a risk that it will not be repaid in accordance with its terms, or that collateral for the loan will not be sufficient to assure repayment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a secured loan, the changes and uncertainties as to the value of the collateral; the creditworthiness of a particular borrower; changes in economic and industry conditions; and the duration of the loan. Our allowance for loan losses as a percentage of total loans outstanding was 2.21% as of June 30, 2008 and 2.40% as of December 31, 2007 but as a percentage of nonperforming assets was 20.38% as of June 30, 2008, down from 57.97% as of December 31, 2007. During the first six months of 2008, nonperforming loans increased by $90.2 million, and our allowance for loan losses decreased by a net amount of $6.0 million. Although management believes the level of our loan loss allowance is now adequate to absorb probable losses in our loan portfolio, management cannot predict these losses or whether the allowance will be adequate or whether we will be required to increase this allowance. Any of these occurrences could adversely affect our business, financial condition and results of operations.

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market.
Approximately 63% of our loan portfolio was secured by commercial or, to a lesser extent, residential and agricultural real estate at June 30, 2008. Our markets experienced an increase in real estate values in recent years before 2007, in part as the result of historically low interest rates. During late 2007 and into 2008, real estate markets in California and elsewhere experienced a slowdown in appreciation and, in some cases, a significant depreciation. The current subprime mortgage crisis has caused a substantial increase in real property foreclosures and downward pressure on real estate values. The recent decline in economic conditions and real estate values could continue to have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and the value of real estate owned by us, as well as on our financial condition and results of operations in general.
Our concentration in real estate construction loans subjects us to additional risks.
We have a concentration in real estate construction loans. Approximately 10% of our lending portfolio was classified as real estate construction loans as of June 30, 2008. Approval and terms of real estate construction loans depend in part on estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves greater risks than permanent mortgage lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and its actual market value. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Repayment is substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or if real estate values decline during the construction process or if a project suffers substantial delays, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss. A slumping real estate market will may make it difficult for us to complete and dispose of the foreclosed Rocklin condominium project without additional loss or reserves. The housing market in Central California where our construction loan accounts are located is overbuilt and depressed, and it will be difficult to sell or refinance units in these projects for the foreseeable future.
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
As a holding company, a substantial portion of our cash flow typically comes from dividends paid by our Bank. Various statutory provisions restrict the amount of dividends our Bank can pay to us without regulatory approval. Our banking regulators have restricted the Company’s and the Bank’s payment of dividends without the Federal Reserve Bank consent. Without dividends from the Bank the Company is limited in its ability to pay cash dividends to its shareholders or to make scheduled payments on junior subordinated debentures. The Company has elected to defer payments on junior subordinated debentures as a measure to conserve capital.
We may be subject to further regulatory action.
The Federal Reserve Bank of San Francisco required the Company and the Bank to enter into a written agreement described above. No assurance can be given that state or federal regulators will not take further enforcement action against us.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
(a.)	Our Annual Meeting of Shareholders for 2008 was held June 19, 2008. The Meeting was adjourned in order to solicit additional proxies in favor of proposal 2, the Amended and Restated 2002 Stock Plan and reconvened on July 1, 2008. The number of shares represented in person or by proxy and constituting a quorum was 8,857,282 which equaled approximately 82% of the shares outstanding.

Shareholders re-elected the four current members to the Board of Directors whose terms were expiring this year to serve three-year terms until the Company’s 2011 annual meeting and until their successors have been elected and qualified. Also, shareholders ratified the appointment of Perry-Smith, LLP as independent auditors of the Company for 2008 but rejected the Amended and Restated 2002 Stock Plan.

(b.)	The following are the results of the election of directors in Class III of the Board:

Election of directors	Votes For	Votes Withheld
David X. Bonnar	5,597,282	3,260,000
Donald T. Briggs Jr.	6,360,775	2,496,507
Curtis R. Grant	5,591,632	3,265,650
G. Michael Graves	5,666,350	3,190,932
(c.)	The following are the results of the vote on proposal 2, to approve the Capital Corp of the West Amended and Restated 2002 Stock Plan:

Votes For	Votes Against	Votes Abstain	Non-Votes
2,878,305	3,726,244	169,481	2,083,252
(d.)	The following are the results of the vote on proposal 3, to ratify the selection of Perry-Smith LLP as the Company’s independent accountants for 2008:

Votes For	Votes Against	Votes Abstain	Non-Votes
8,674,775	171,086	11,421	—
Item 5. Other Information.
None.
Item 6. Exhibits
See Exhibit Index

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CORP OF THE WEST (Registrant)
Date: August 11, 2008	By	/s/ Thomas T. Hawker
Thomas T. Hawker
President and Chief Executive Officer

Date: August 11, 2008	By	/s/ David A. Heaberlin
David A. Heaberlin
Chief Financial Officer/Treasurer

Exhibit Index

Exhibit	Description
10.1	Written Agreement dated July 17, 2008 among Capital Corp of the West, County Bank and the Federal Reserve Bank of San Francisco.

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350