Form 10-Q
period 2008-09-30
CAPITAL CORP OF THE WEST
filed 2008-11-17
CIK 1004740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock, no par value, as of November 12, 2008 was 10,815,756. No shares of preferred stock, no par value, were outstanding at November 12, 2008.

Capital Corp of the West

PART 1 — Financial Information
Item 1. Financial Statements (unaudited)
Capital Corp of the West
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30,	As of December 31,
(in thousands, except shares)	2008	2007
ASSETS:
Cash and non- interest bearing deposits in other banks	$51,867	$66,708
Federal funds sold	7,095	17,165
Time deposits at other financial institutions	150	100
Investment securities available for sale, at fair value	315,240	223,016
Investment securities held to maturity, at cost; fair value of $155,767 at December 31, 2007	—	155,483
Loans held for sale	84,631	—
Loans, net of allowance for loan losses of $35,310 and $35,800 at September 30, 2008 and December 31, 2007	1,262,774	1,458,881
Interest receivable	7,584	10,541
Premises and equipment, net	52,924	54,192
Goodwill	10,798	34,313
Other intangibles	5,906	6,940
Cash value of life insurance	45,336	43,677
Investment in housing tax credit limited partnerships	5,714	6,186
Other real estate owned	3,187	7,550
Other assets	20,002	23,987

Total assets	$1,873,208	$2,108,739

LIABILITIES:
Deposits:
Non - interest bearing demand	$250,247	$310,622
Negotiable orders of withdrawal	215,228	254,735
Savings	373,212	471,016
Time, under $100,000	427,597	368,765
Time, $100,000 and over	163,166	270,127

Total deposits	1,429,450	1,675,265
Other borrowings	289,676	217,816
Junior subordinated debentures	57,734	57,734
Accrued interest, taxes and other liabilities	22,452	16,197

Total liabilities	1,799,312	1,967,012

Commitments and contingencies (Note 11)	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value: 10,000,000 shares authorized; none outstanding	—	—
Common stock, no par value 54,000,000 shares authorized; 10,815,756 and 10,804,588 issued and outstanding at September 30, 2008 and December 31, 2007	67,557	66,599
Retained earnings	9,122	74,757
Accumulated other comprehensive income (loss), net	(2,783)	371

Total shareholders’ equity	73,896	141,727

Total liabilities and shareholders’ equity	$1,873,208	$2,108,739

See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$22,836	$28,422	$77,097	$80,068
Interest and fees on loans held for sale	1,588	—	1,588	—
Interest on time deposits with other financial institutions	1	1	2	9
Interest on Investment Securities Held to Maturity:
Taxable	—	855	1,470	1,708
Non taxable	—	842	1,680	2,655
Interest on Investment Securities Available for Sale:
Taxable	3,201	2,825	8,551	9,463
Non taxable	797	11	812	33
Interest on federal funds sold	240	223	492	1,756

Total Interest Income	28,663	33,179	91,692	95,692

INTEREST EXPENSE:
Deposits:
Negotiable orders of withdrawal	249	792	1,000	2,214
Savings	1,851	3,778	6,700	10,798
Time, under $100,000	4,032	4,191	11,856	12,019
Time, $100,000 and over	1,512	2,995	5,991	10,430

Total Interest on Deposits	7,644	11,756	25,547	35,461
Interest on federal funds purchased	2	11	83	16
Interest on junior subordinated debentures	875	620	2,671	1,971
Interest on other borrowings	1,761	2,831	5,799	6,541

Total Interest Expense	10,282	15,218	34,100	43,989

Net interest income	18,381	17,961	57,592	51,703
Provision for loan losses	11,500	732	26,827	4,645

Net Interest Income after Provision for Loan Losses	6,881	17,229	30,765	47,058
NON-INTEREST INCOME:
Service charges on deposit accounts	2,625	2,041	7,377	5,834
Death benefit on BOLI policies	349	993	349	993
Gain (loss) on sale of available for sale securities	(364)	835	630	835
Impairment of available for sale securities	—	—	(1,564)	—
Increase in cash surrender value of life insurance policies	473	465	1,659	1,304
Other	745	782	2,345	2,743

Total Non-Interest Income	3,828	5,116	10,796	11,709

NON-INTEREST EXPENSE:
Salaries and related benefits	10,308	7,606	30,216	22,883
Premises and occupancy	1,877	1,835	5,574	5,140
Equipment	1,891	1,382	5,339	3,861
Professional fees	2,026	1,225	5,600	2,895
Supplies	147	222	518	719
Marketing	725	588	2,174	1,507
Intangible amortization	374	—	1,033	—
Charitable donations	227	185	452	554
Communications	476	415	1,367	1,179
Impairment of goodwill	23,515	—	23,515	—
Other real estate owned	327	—	6,382	—
Write down of loans held for sale	347	—	2,098	—
Provision for (recovery from) unfunded loan commitments	(1,087)	195	963	1,790
FDIC and State regulatory fees	1,856	85	3,039	253
Other	2,055	1,618	7,405	4,628

Total Non-Interest Expenses	45,064	15,356	95,675	45,409
Income (loss) before provision for income taxes	(34,355)	6,989	(54,114)	13,358
Provision for income taxes	20,208	993	10,144	2,744

Net Income (Loss)	$(54,563)	$5,996	$(64,258)	$10,614

Basic earnings (loss) per share	$(5.04)	$0.56	$(5.94)	$0.98
Diluted earnings (loss) per share	$(5.04)	$0.55	$(5.94)	$0.97
See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

				Accumulated Other
	Number of		Retained	Comprehensive
(in thousands)	Shares	Amounts	Earnings	Income (Loss)	Total
Balance, December 31, 2006	10,761	$64,586	$82,803	$(1,620)	$145,769
Exercise of stock options, including tax benefits of $23	29	438		—	438
Effect of share-based payment expense	—	1,066		—	1,066
Net change in fair value of available for sale investment securities, net of tax effect $1,865	—	—		(666)	(666)
Net change in fair value of interest rate floor, net of tax effect of $227 (1)	—	—		313	313
Cash dividends	—	—	(3,241)	—	(3,241)
Net income	—	—	10,614	—	10,614

Balance, September 30, 2007	10,790	$66,090	$90,176	$(1,973)	$154,293

Balance January 1, 2008, before cumulative effect of change in accounting principle	10,805	$66,599	$74,757	$371	$141,727
Cumulative effect of change in accounting principle (Note 3)	—	—	(186)	—	(186)

Balance, January 1, 2008, after cumulative effect of change in accounting principle	10,805	66,599	74,571	371	141,541
Exercise of stock options	11	64			64
Effect of share-based payment expense		894			894
Net change in fair value of available for sale investment securities (2)				(3,305)	(3,305)
Amortization of interest rate floor				151	151
Cash dividends			(1,191)		(1,191)
Net loss			(64,258)		(64,258)

Balance, September 30, 2008	10,816	$67,557	$9,122	$(2,783)	$73,896

(1)	Includes reclassification adjustment for net losses included in net income of $142 (net of $103 tax benefit).

(2)	Includes reclassification adjustment for net losses included in net loss of $934.
See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2008	2007
Net income (loss)	$(64,258)	$10,614
Unrealized loss on securities arising during the period	(4,239)	(666)
Reclassification adjustment for losses realized in net income (loss), net of tax benefit of $83 in 2007	934	171
Unrealized gain or amortization on interest rate floor arising during the period	151	142

Comprehensive income (loss)	$(67,412)	$10,261

See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(64,258)	$10,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	26,827	4,645
Impairment of available for sale securities	1,564	—
Impairment charges on other real estate owned	5,655	—
Write down on loans held for sale	2,098	—
Depreciation, amortization and accretion, net	7,664	6,555
Origination of loans held for sale	(8,164)	(5,203)
Impairment of goodwill	23,515	—
Proceeds from sale of loans	17,575	5,890
Gain on sale of loans	(378)	(324)
Gain on sale of available for sale securities	(630)	(835)
Increase in cash value of bank owned life insurance	(1,659)	(1,304)
Gain on death benefit from bank owned life insurance	—	(993)
Proceeds from death benefit of BOLI	—	1,773
Non-cash share-based payment expense	894	1,066
Gain on sale of other real estate owned	—	(102)
Loss on interest rate derivative	—	117
Net (increase) decrease in interest receivable and other assets	6,777	(6,706)
Net increase (decrease) in accrued interest, taxes and other liabilities	5,484	(51)

Net cash provided by operating activities	22,964	15,142

INVESTING ACTIVITIES:
Investment securities purchased - available for sale securities	(119,446)	(2,454)
Proceeds from maturities of available for sale securities	30,813	24,221
Proceeds from maturities of held to maturity securities	10,154	9,986
Proceeds from sales of available for sale securities	138,013	3,000
Net (increase) decrease in time deposits at other institutions	(50)	250
Proceeds from sale of other real estate owned	—	102
Net (increase) decrease in loans and loans held for sale	70,267	(155,270)
Purchase of premises and equipment	(2,544)	(6,941)

Net cash provided by (used in) investing activities	127,207	(127,106)

FINANCING ACTIVITIES:
Net decrease in demand, NOW and savings deposits	(197,686)	(18,933)
Net decrease in certificates of deposit	(48,129)	(65,159)
Net increase in short-term borrowings	71,860	61,595
Payment of cash dividends	(1,191)	(3,241)
Exercise of stock options	62	415
Tax benefits related to exercise of stock options	2	23

Net cash used in financing activities	(175,082)	(25,300)

Net decrease in cash and cash equivalents	(24,911)	(137,264)
Cash and cash equivalents at beginning of period	83,873	195,533

Cash and cash equivalents at end of period	$58,962	$58,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Loans transferred to other real estate owned	$437	$9,390
Loans transferred to loans held for sale	$85,640	$—
Held to maturity securities transferred to available for sale securities	$145,463	$—
See accompanying notes to condensed consolidated financial statements.

Capital Corp of the West
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS
     Capital Corp of the West (the “Company”) is a bank holding company incorporated under the laws of the State of California on April 26, 1995. The Company at September 30, 2008 has total assets of $1.9 billion and total shareholders’ equity of $73.9 million. On November 1, 1995, the Company became registered as a bank holding company and is the holder of all of the capital stock of County Bank (the “Bank”). The Company’s primary asset and source of income is the Bank. The Bank has three wholly-owned subsidiaries, Merced Area Investment & Development, Inc. (“MAID”) a real estate company, County Asset Advisors (“CAA”) and 1977 Services Corporation, which was formed in 2007 to hold foreclosed real estate. CAA is currently inactive, and MAID has limited operations serving as the owner of certain bank properties. All references herein to the Company include all subsidiaries of the Company, the Bank and the Bank’s subsidiaries, unless the context otherwise requires. The Company is also the parent of County Statutory Trust I, County Statutory Trust II, County Statutory Trust III, and County Statutory Trust IV, which are all trust subsidiaries, established to facilitate the issuance of trust preferred securities. On October 5, 2007, the Company acquired Bay View Funding, a factoring business headquartered in San Mateo, CA. On November 2, 2007, the Bank acquired eleven California branches of National Bank of Arizona dba The Stockmen’s Bank of California.
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
NOTE 2. REGULATORY MATTERS, CAPITAL ADEQUACY, LIQUIDITY AND GOING CONCERN RISK
     As a result of the deterioration in the economic climate in Central California and the banking industry overall, the Company recorded a net loss of $54,563,000 for the three months ended September 30, 2008. This loss was primarily the result of non-cash charges related to loan loss provisions of $11,500,000, goodwill impairment of $23,515,000 and an increase in the valuation allowance for deferred tax assets of $26,550,000 of which $25,225,000 directly contributed to the net loss and $1,325,000 was recorded through accumulated other comprehensive income, a component of stockholders’ equity. While the goodwill impairment had no effect on regulatory capital, the net loss together with prior quarter losses, has had a negative impact on operations, liquidity and capital adequacy. In addition, approximately $6,400,000 of the valuation allowance for deferred tax assets did not have an incremental impact on the Bank’s regulatory capital because it was previously disallowed due to regulatory limitations. The adverse operating results from prior quarters have also resulted in actions by the regulators to restrict the Company’s operations as described in the Regulatory Matters section below.
Regulatory Matters
     On July 17, 2008, the Company and its subsidiary County Bank entered into a formal agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco to address regulatory concerns. Under the Written Agreement, the Company and the Bank agreed to take appropriate steps to improve board oversight and management; strengthen risk management practices; improve credit and loan administration policies and procedures; improve asset quality; maintain an adequate allowance for loan losses; submit a capital plan for achieving and maintaining acceptable capital levels; suspend cash dividends and payments on trust preferred securities without regulatory approval; not incur any new material debt or repurchase or redeem capital stock; submit an earnings plan and budget; submit an acceptable plan for liquidity and cash management; constitute a Compliance Committee to monitor and coordinate compliance with the Written Agreement; and submit progress reports on a regular basis. The Bank also entered into a similar agreement with the California Department of Financial Institutions. While progress has been achieved in many areas, the Company and Bank have not been successful in the most important requirement to raise capital in accordance with the capital plan adopted pursuant to these agreements.

Capital Adequacy
     The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can result in mandatory and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table).
     The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2008 are as follows:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:
Total capital (to risk weighted assets)	$134,956	8.75%	$123,324	8%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$84,841	5.50%	$61,662	4%	N/A	N/A
Leverage ratio	$84,841	4.24%	$80,037	4%	N/A	N/A

The Bank:
Total capital (to risk weighted assets)	$128,986	8.41%	$122,700	8%	$153,375	10%
Tier 1 Capital (to risk weighted assets)	$89,581	5.84%	$61,350	4%	$92,025	6%
Leverage ratio	$89,581	4.52%	$79,204	4%	$99,005	5%
     The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2007 are as follows:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:
Total capital (to risk weighted assets)	$177,480	10.26%	$138,406	8%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$142,122	8.21%	$69,203	4%	N/A	N/A
Leverage ratio	$142,122	6.97%	$81,510	4%	N/A	N/A

The Bank:
Total capital (to risk weighted assets)	$170,940	9.94%	$137,518	8%	$171,898	10%
Tier 1 Capital (to risk weighted assets)	$129,253	7.52%	$68,759	4%	$103,139	6%
Leverage ratio	$129,253	6.41%	$80,703	4%	$100,879	5%
     As discussed under the Regulatory Matters section above, the Company is operating under a formal agreement with its primary regulator. Additional sources of capital are required under these agreements and the Company has engaged a financial advisor to explore strategic alternatives, including capital raises and the sale of the Bank and or Company. The Company has also applied to participate in the Capital Participation Plan, as part of the Troubled Asset Relief Program (TARP). However, there can be no assurance that the application will be approved.
     The Company and the Bank have aggressively pursued various capital alternatives; however they have not been able to raise capital in accordance with the capital plan adopted pursuant to these agreements. There can be no assurance that the Company will be able to arrange for sufficient capital to satisfy regulatory requirements.

Liquidity
     Negative publicity relating to the Company’s financial results and the financial results of other financial institutions, together with the seizure of other financial institutions by federal regulators, has caused a significant amount of customer deposit withdrawals, thus affecting the Company’s liquidity position. The Company’s adverse operating results for the third quarter have reduced capital ratios and the announcement of operating results may increase the Company’s need for funds to meet depositor withdrawals. Increased withdrawal demands or reduced funding sources would make it difficult to meet liquidity obligations as they occur.
     As of September 30, 2008, the Bank had no unsecured correspondent banking facilities with borrowing availability. Further, the Bank had no additional borrowing availability with the FHLB. However, the Bank has pledged commercial loans eligible as collateral to the Federal Reserve Bank to support additional borrowings, as needed. This line was put in place by the Bank in early April 2008. As of September 30, 2008, the Bank’s ability to borrow from the Federal Reserve Bank using eligible loans and investment securities as collateral was $162,940,000. The Bank considers this borrowing capacity as a secondary source of funding and had no borrowings outstanding under this arrangement at September 30, 2008. The Federal Reserve Bank of San Francisco is not obligated to lend to the Bank under this loan facility and has indicated that it might not lend or continue lending if the Bank is unable to raise capital.
     Liquidity risk is the risk to earnings or capital resulting from the inability to meet obligations when they occur without incurring unacceptable losses. Liquidity risk includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with a minimum loss of value or to access other sources of cash. The Company continues to carefully manage its liquidity and look for opportunities to increase liquidity wherever possible. The Company’s adverse operating results in the third quarter are likely to result in increased pressure on the Company’s ability to meet its liquidity needs. See Item 1A Risk Factors on page 49 of this report for additional discussion of liquidity risk.
Going Concern Risk
     The Company has determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2008 and beyond. The Company has engaged a financial advisor to explore strategic alternatives to resolve the capital deficiency. However, there can be no assurance that the Company will be able to maintain sufficient liquidity or to raise additional capital to satisfy regulatory requirements and meet obligations as they occur. Further, the regulators are continually monitoring liquidity and capital adequacy and evaluating the Company’s ability to continue to operate in a safe and sound manner. The Bank’s regulators could, if deemed warranted, take further actions, including the assumption of control of the Bank, to protect the interests of depositors insured by the FDIC. The uncertainty regarding the Company’s ability to obtain additional capital or meet future liquidity requirements raises substantial doubt about the Company’s ability to continue as a going concern.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of the Company’s inability to honor obligations or from any extraordinary regulatory action, either of which would affect the Company’s ability to continue as a going concern.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation: The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for any future periods. These interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

     The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and unaudited interim condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data-Note 1 (Summary of Significant Accounting Policies) under Part II, Item 8 of the Company’s 2007 Form 10-K.
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
     Consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company, the Bank, MAID, CAA, 1977 Services Corporation and Bay View Funding. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2008, the Company had 4 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its condensed consolidated financial statements in accordance with FASB Interpretation 46R, Consolidation of Variable Interest Entities. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s condensed consolidated balance sheet as junior subordinated debentures.
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
     The Company uses a taxable equivalent method to evaluate performance in its investment portfolio. The taxable equivalent method converts tax benefits into an equivalent pretax interest or dividend income on tax advantaged investment securities. This adjustment is made in order to make yield comparisons using a total economic benefit approach. Taxable equivalent interest income is equal to recorded interest income plus the interest income pretax equivalent of the tax benefit afforded certain investment securities, such as bank qualified state and municipal debt securities and corporate dividends received from certain equity securities. The tax rate used in calculating the taxable equivalent interest income was 35% for the three and nine months ended September 30, 2008 and 2007.
     The Company reviews its securities at least quarterly for indications of impairment, which requires significant judgment. Investments identified as having an indication of impairment are reviewed further to determine if the investment is other than temporarily impaired. The investment value is reduced when declines in value are considered to be other than temporary and the Company recognizes the estimated loss as a loss on investment securities, which is a component of noninterest income. Factors considered for impairment include: length of time and the extent to which market value has been less than cost, reasons for decline in market price — whether an industry issue or issuer specific, changes in the general market condition of the area or issuer’s industry, the issuer’s financial condition, capital strength, ability to make timely future payments and any changes in agencies’ ratings and any potential actions.
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
     Income Taxes: The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of the net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, the Company determines whether a valuation allowance is necessary. In doing so, management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the net deferred tax asset will be realized and whether a valuation allowance is necessary. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is established.
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
     Postretirement Split-Dollar Life Insurance Arrangements: In September 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Company implemented EITF 06-4, on January 1, 2008 and is accruing, over the employees’ service period, a liability for the actuarial present value of the future death benefits as of the employees’ expected retirement dates. As part of this implementation, the Company recognized the effects of this change in accounting principle through a cumulative effect adjustment charge to retained earnings and benefit plan reserve liability of $186,000, and recorded an expense of $11,000 and $32,000 for the three and nine months ended September 30, 2008, respectively.
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
     Recent Accounting Pronouncement: On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.
NOTE 4. DIVIDENDS AND EARNINGS (LOSS) PER SHARE
     On January 30, 2007, the Board of Directors authorized $0.08 cash dividends payable on February 28, 2007. On April 30, 2007, August 7, 2007, October 23, 2007 and February 7, 2008, the Board of Directors authorized $0.11 cash dividends, payable on June 1, 2007, August 30, 2007, December 5, 2007 and March 5, 2008, respectively. In March 2008, the Company announced the suspension of common stock dividends as a measure to conserve capital. As described in Note 2 to these condensed consolidated financial statements, the Company may not pay any dividends without the prior written regulatory approval.

     Basic earnings per share (EPS) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. For the three and nine months ended September 30, 2008, there were no adjustments for the effect of stock options since any adjustment would be anti-dilutive to the Company’s net loss.
     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computation for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Basic Earnings (Loss) per Share Computation:
Net income (loss)	$(54,563)	$5,996	$(64,258)	$10,614

Average Common Share Outstanding	10,816	10,790	10,811	10,783

Basic Earnings (Loss) per Share	$(5.04)	$0.56	$(5.94)	$0.98

Diluted Earnings (Loss) per Share Computation:
Net income (loss)	$(54,563)	$5,996	$(64,258)	$10,614

Average Common Share Outstanding	10,816	10,790	10,811	10,783
Effect of Stock Options	—	130	—	162

	10,816	10,920	10,811	10,945

Diluted Earnings (Loss) per Share	$(5.04)	$0.55	$(5.94)	$0.97

NOTE 5. SHARE-BASED PAYMENT
     The Company maintains a stock option plan for certain directors, executives, and officers. The plan stipulates that (i) all options have an exercise price equal to the fair market value on the date of grant; (ii) all options have a term not to exceed 10 years and become exercisable as provided in each individual grant, generally a percentage vesting at date of issuance and the balance ratably over the subsequent three to five years; and (iii) all must be exercised within 90 days following termination of employment, one year after death or disability or they expire. The Company’s stock option plan is designed to provide equity compensation to officers and directors that is based on Company stock price performance. The shares issued pursuant to the Company’s plan are newly issued, registered and non-restricted.
     On January 1, 2006, the Company began recording share-based payment expense in accordance with Statement of Financial Accounting Standards No. 123-R, Share-based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock option awards now includes quarterly amortization of the remaining unvested portion of stock options outstanding prior to January 1, 2006. Share-based payment expense was recorded as a non-cash expense increase in salaries and benefits, which had the effect of reducing net income, earnings per share, and diluted earnings per share. Share-based payment expense is recorded on a ratable basis in the period in which the stock option vests. The Company uses the Black-Scholes-Merton closed form model, an acceptable model under SFAS 123R, for estimating the fair value of stock options. For the valuation of stock options, the Company used the following assumptions: a risk free rate of 2.27%; a volatility rate of 112.82%; an expected dividend rate of 0%; and an expected term of 1.59 years for the quarter ended September 30, 2008 and a risk free rate of 4.18%; a volatility rate of 27.63%; an expected dividend rate of 2.30%; and an expected term of 6.27 years for the quarter ended September 30, 2007.
     The following table presents the stock option compensation expense included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Stock option compensation expense	$214	$217	$894	$1,066
Tax benefits related to stock option compensation expense	—	(24)	—	(152)

Decrease in net income	$214	$193	$894	$914

Effect on:
Net income per share — basic	$(0.02)	$(0.02)	$(0.08)	$(0.08)
Net income per share — diluted	$(0.02)	$(0.02)	$(0.08)	$(0.08)

     Options activity during the first nine months of 2008 is as follows:

	For the Nine Months Ended
	September 30, 2008
		Weighted
		Average
	Number of	Exercise Price
(in thousands, except per share amounts)	Shares	per Share
Outstanding at January 1, 2008	849	$22.51
Options granted	405	$9.53
Options exercised	(11)	$5.54
Options forfeited	(168)	$18.59
Options expired	(6)	$3.81

Outstanding at September 30, 2008	1,069	$18.44

Exercisable at September 30, 2008	685	$19.90

     Options grants during the first nine months of 2008 and 2007:

For the Nine Months Ended
	September 30, 2008		September 30, 2007
		Weighted-		Weighted-
		Average Fair		Average Fair
	Number of	Value per	Number of	Value per
(in thousands, except per share amounts)	Shares	Share	Shares	Share
Options granted	405	$3.85	192	$9.09
     Option vesting activity that occurred during the first nine months of 2008:

		Weighted
		Average Fair
	Number of	Value per
(in thousands, except per share amounts)	Shares	Share
Non vested options exercisable at January 1, 2008	239	$9.10
Options granted	405	$3.85
Options vested	(154)	$6.80
Options forfeited	(106)	$5.92

Non vested options at September 30, 2008	384	$5.27

     Vested option summary information as of September 30, 2008 is as follows:

			Weighted
			Average
		Aggregate	Remaining	Weighted
	Number of	Intrinsic	Contractual	Average
(in thousands, except per share amounts)	Shares	Value	Life in Years	Exercise Price
Vested options exercisable at September 30, 2008	685	$—	6.92	$19.90
Total options outstanding at September 30, 2008	1,069	$26	5.67	$18.44
     The vesting schedule for each option holder’s stock option contract is identical to the exercise schedule for each option contract. The total intrinsic value of options exercised was $11,000 and $402,000 for the nine months ended September 30, 2008 and 2007, respectively. Intrinsic value is defined as positive difference between the current market price for the underlying stock and the strike price of an option. The exercise price must be less than the current market price of the underlying stock to have intrinsic value. The total fair value of shares vested was $973,000 and $686,000 for the nine months ended September 30, 2008 and 2007, respectively. Total future compensation expense related to non-vested awards was $1,459,000 with a weighted average period to be recognized of approximately 1.8 years as of September 30, 2008. There are approximately 374,000 shares issuable under the plan at September 30, 2008.

NOTE 6. FAIR VALUE MEASUREMENTS
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
ASSETS
Securities
     Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. An example of an instrument type that would be classified as a level 1 security would be an equity investment that is actively traded. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations, agency preferred stock and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company’s current portfolio does not have level 3 securities as of September 30, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.
Loans held for sale
     Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Market value of loans held for sale at September 30, 2008 was determined by calculating the present value using a discounted cash flow model. Assumptions for the model include estimates of average life, prepayment speeds and discount rates.
Impaired loans
     SFAS No. 157 requires loans to be measured for impairment using methodologies as detailed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), discounted cash flow, or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the estimated costs to sell the collateral. All impaired loans as of September 30, 2008 were subject to SFAS 114 analysis.
Other Real Estate Owned
     Certain assets such as other real estate owned (OREO) are carried at the lower of cost or fair value less cost to sell. The Company determined the fair value of OREO at September 30, 2008 from recently obtained appraisals.

     The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

		Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Price in	Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Available for Sale Securities:
U.S. government agencies	$2,002	$—	$2,002	$—
State and political subdivisions	67,684	—	67,684	—
Mortgage-backed securities	217,895	—	217,895	—
Collateralized mortgage obligations	14,814	—	14,814	—
Equity securities	12,845	12,845	—	—

Total	$315,240	$12,845	$302,395	$—

     Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008.

	Fair Value at September 30, 2008
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans (1)	$115,320	—	$109,709	$5,611
Other real estate owned	$3,187	—	$3,187	$—
Loans held for sale	$84,631	—	$—	$84,631

(1)	Represents carrying value of impaired loans net of corresponding specific reserve in ALLL.
     Level 3 impaired loans are not secured by collateral estimated by appraisals and consist of commercial loans with fair values determined based on discounted cash flow or discounted valuation of collateral.
     As of June 30, 2008, the Company discontinued its indirect consumer loan program, principally securing recreational vehicles, and transferred the portfolio of these loans, $85,640,000, from its held for investment portfolio to the held for sale category. As a result, the Company recognized a write down of $1,751,000 to non-interest expense and recognized a partial charge-off of $985,000 against the allowance for loan losses for the three months ended June 30, 2008. These loans were valued at the lower of cost or fair value, based on the expected cash flows discounted by an appropriate interest rate as of September 30, 2008.
LIABILITIES
     The Company did not identify any liabilities that are required to be presented at fair value.
NOTE 7. INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at September 30, 2008 and December 31, 2007 are summarized below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2008
Available for Sale Securities:
U.S. government agencies	$2,007	$—	$5	$2,002
State and political subdivisions	68,315	257	888	67,684
Mortgage-backed securities	219,370	485	1,960	217,895
Collateralized mortgage obligations	15,008	—	194	14,814

Total Debt Securities	304,700	742	3,047	302,395

Equity securities	13,365	—	520	12,845

Total Available for Sale Securities	$318,065	$742	$3,567	$315,240

December 31, 2007
Available for Sale Securities:
U.S. government agencies	$35,529	$454	$54	$35,929
State and political subdivisions	1,250	6	—	1,256
Mortgage-backed securities	159,006	1,119	724	159,401
Collateralized mortgage obligations	10,064	—	164	9,900

Total Debt Securities	205,849	1,579	942	206,486

Agency preferred stock	4,116	—	—	4,116
Equity securities	13,156	—	742	12,414

Total Available for Sale Securities	$223,121	$1,579	$1,684	$223,016

Held to Maturity Securities:
State and political subdivisions	$94,346	$946	$65	$95,227
Mortgage-backed securities	50,307	398	867	49,838
Collateralized mortgage obligations	10,830	—	128	10,702

Total Held to Maturity Securities	$155,483	$1,344	$1,060	$155,767

     On June 30, 2008, the Company reclassified its entire held to maturity securities portfolio to the available for sale category. The reclassification of this portion of the portfolio resulted from management’s decision to enhance the ability to manage the total investment portfolio prospectively, as well as to periodically restructure the portfolio mix in response to changing economic conditions. In accordance with SFAS 115, the securities transferred were accounted for at fair value, as of the date of transfer. At June 30, 2008, the net carrying amount of $145,463,000 was transferred to the available for sale category. The unrealized loss of $1,338,000 was reported in other comprehensive income.
     As a member of the Federal Home Loan Bank of San Francisco (FHLB), the Bank is required to maintain an investment in the capital stock of the FHLB. The amount of investment is also affected by the outstanding advances under the line of credit the Bank maintains with the FHLB. At September 30, 2008 and December 31, 2007, investment securities with carrying values of approximately $297,867,000 and $324,973,000, respectively, were pledged as collateral for advances from the FHLB, deposits of public funds, government deposits, the Bank’s use of the Federal Reserve Bank’s discount window and other borrowings. As of September 30, 2008 and December 31, 2007, the Bank carried balances of FHLB stock, stated at cost, of $9,151,000 and $6,067,000, respectively. The Bank is also a member of the Federal Reserve Bank. As of September 30, 2008 and December 31, 2007, the Bank carried balances of Federal Reserve Bank stock of $1,502,000 and $1,247,000, respectively.
     Proceeds from the sale of available for sale securities were $138,013,000 and $3,000,000 for the nine months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008 and 2007, recognized gross realized gains on sale of available for sale securities were $933,000 and $835,000, respectively and gross realized losses on available for sale securities were $1,297,000 and $0, respectively. During the nine months ended September 30, 2008 and 2007, recognized gross realized gains on sale of available for sale securities were $2,012,000 and $835,000, respectively and gross realized losses on available for sale securities were $1,382,000 and $0, respectively.

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008 were as follows:

	Less Than Twelve Months		12 months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Available for Sale Securities:
U.S. government agencies	$5	$2,002	$—	$—	$5	$2,002
State and political subdivisions	886	36,365	2	60	888	36,425
Mortgage-backed securities	1,339	93,998	621	21,665	1,960	115,663
Collateralized mortgage obligations	116	10,383	78	3,357	194	13,740
Equity securities	—	—	520	2,011	520	2,011

Total	$2,346	$142,748	$1,221	$27,093	$3,567	$169,841

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
	(in thousands)
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

     The Company held one equity security in an unrealized loss position for 12 months or more at September 30, 2008 and two equity securities in an unrealized loss position for 12 months or more at December 31, 2007. The security at September 30, 2008 was an investment in a bank stock that had fair market value of $2,011,000. The securities at December 31, 2007 included investments in a CRA mutual fund and in a bank stock that had fair market value of $2,944,000 and $1,845,000, respectively. During the quarter ended June 30, 2008, the Company sold its CRA mutual fund investment for a realized loss of $84,000. At September 30, 2008, the unrealized loss for the bank stock security was $520,000.

NOTE 8. LOANS AND ALLOWANCE FOR LOAN LOSSES
     Loans at September 30, 2008 and December 31, 2007 consist of:

	September 30,	December 31,
	2008	2007
	(in thousands)
Real estate loans:
Real estate construction, non-residential	$93,688	$120,570
Real estate construction, residential	21,463	31,796
Real estate mortgage, non-residential	660,999	725,262
Real estate mortgage, residential	36,903	33,846

Total real estate loans	813,053	911,474

Other loans:
Commercial and agricultural	447,065	458,705
Factoring receivables	20,690	22,555
Consumer installment	17,276	101,947

Total other loans	485,031	583,207

Total gross loans	1,298,084	1,494,681
Less: Allowance for loan losses	(35,310)	(35,800)

Net loans	$1,262,774	$1,458,881

     Non-consumer loans are net of deferred loan fees of $3,311,000 and $4,022,000, as of September 30, 2008 and December 31, 2007, respectively. In June 2008, the Company transferred its indirect consumer loan portfolio to the held-for-sale category. It has eliminated deferred loan fee costs associated with originating and servicing these loans as part of this transfer at the lower of cost or fair value. Consumer deferred loan costs were $68,000 and $2,702,000 as of September 30, 2008 and December 31, 2007. At September 30, 2008 and December 31, 2007, the Bank pledged loans as collateral with the value of $320,796,000 and $384,196,000, respectively, for its borrowing line with the Federal Home Loan Bank. At September 30, 2008, the Bank pledged loans with a value of $226,748,000 as collateral for its potential use of the discount window at the Federal Reserve Bank of San Francisco. At December 31, 2007, no such loans were pledged to the Federal Reserve Bank of San Francisco.
     Factoring receivables totaled $20,690,000 and $22,555,000 at September 30, 2008 and December 31, 2007, respectively. The Company receives fees from factoring operations, which consist primarily of financing fees. Other income is earned from origination, due diligence, termination, over advance and service fees and forfeited deposits. Fee income was $2,206,000 and $6,557,000, respectively, for the three and nine months ended September 30, 2008 and is displayed in the Statement of Operations as interest income. The Company did not have any income from factoring for the three and nine months ended September 30, 2007, as it acquired this business in the fourth quarter of 2007.
     Nonaccrual loans totaled $136,278,000 and $53,621,000 at September 30, 2008 and December 31, 2007, respectively. Accruing loans past due 90 days or more were $2,405,000, at September 30, 2008, as compared to $583,000 at December 31, 2007.
     At September 30, 2008 and December 31, 2007, the recorded investment in impaired loans was $136,278,000 and $53,621,000. The Company had $20,958,000 of specific allowance for loan losses on impaired loans of $59,370,000 at September 30, 2008 as compared to $21,432,000 of specific allowance for loan losses on impaired loans of $47,499,000 at December 31, 2007. The average outstanding balance of impaired loans for the three months ended September 30, 2008 and 2007 was $124,768,000 and $5,733,000, respectively, on which $23,000 and $2,000, respectively, was recognized as interest income on a cash basis.

     At September 30, 2008 and December 31, 2007, the collateral value method was used to measure impairment for substantially all loans classified as impaired. The following table shows the recorded investment in impaired loans by loan category:

	September 30,	December 31,
	2008	2007
	(in thousands)
Real estate construction	$64,958	$32,715
Real estate mortgage	53,690	15,403

Total real estate impaired loans	118,648	48,118

Commercial and agricultural	17,472	5,376
Consumer installment	158	127

Total	$136,278	$53,621

     The following is a summary of changes in the allowance for loan losses for the nine months ended September 30:

	September 30,	September 30,
	2008	2007
	(in thousands)
Balance at the beginning of the year	$35,800	$14,031
Write down of loans transferred to loans held for sale	(985)	—
Loans charged-off	(26,638)	(3,772)
Recoveries of loans previously charged- off	306	381
Provision for loan losses	26,827	4,645

Balance at end of period	$35,310	$15,285

NOTE 9. GOODWILL AND OTHER INTANGIBLES
     The Company recorded goodwill of $10,798,000 related to the acquisition of Bay View Funding in October 2007 and $23,515,000 relating to the acquisition of the California branches of the California Stockmen’s Bank (“Stockmen’s”) in November 2007. The Company’s annual impairment testing of goodwill as required by SFAS 142 was performed during the third quarter of 2008. In this regard, the Company engaged an independent firm to test the Company’s reporting units for goodwill impairment. Based on the results of the step one testing procedures for the Bay View Funding reporting unit, it was determined that the fair value exceeds the book value therefore goodwill of the reporting unit is not impaired.  The Company’s other reporting unit primarily represents the Bank and the bulk of the Company’s operations.  Based on the results of the step one testing procedures for the Bank reporting unit, it was determined that the carrying amount exceeds the fair value, thus requiring the Company to be subjected to the step two “implied fair value” methodology.  Based on the results of the step two testing, it was determined that the fair value of the Bank reporting unit cannot support any amount of goodwill. As such, an impairment charge of $23,515,000 was recorded for the entire amount of goodwill associated with the Stockmen’s acquisition. Goodwill was $10,798,000 at September 30, 2008 and $34,313,000 at December 31, 2007.
     The Company recorded core deposit intangible assets, representing the excess of fair value of core deposits acquired over their book values at acquisition date, upon the acquisitions of the Stockmen’s branches. Core deposit intangibles are being amortized over ten years, based on the expected runoff of the core deposit portfolios. The Company recorded at fair value a customer relationship intangible asset upon the acquisition of Bay View Funding. This intangible asset is being amortized over a six year period, based on the expected attrition rate of the customer base. Amortization of intangible assets totaled $374,000 and $0 for the three months ended September 30, 2008 and 2007, respectively, and $1,033,000 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 10. OTHER BORROWINGS
     The following is a summary of other borrowings:

		September 30, 2008		December 31, 2007
			Weighted Average		Weighted Average
(Dollars in thousands)	Maturity Dates	Amount	Interest Rate	Amount	Interest Rate
FHLB advances	2008 to 2011	$185,000	1.61 - 3.40%	$107,500	4.44 - 4.76%
Repurchase agreement	2010	100,000	2.82%	100,000	5.73%
Treasury tax loan	2008	2,126	1.30%	4,912	4.00%
Mortgage note	—	—	—	2,711	7.80%
Other interest-bearing obligations	2008 to 2010	2,550	7.00%	2,693	7.00%

Total borrowings		$289,676		$217,816

NOTE 11. COMMITMENTS, CONTINGENCIES, AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK
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
Financial Instruments Whose Contractual Amount represents Risk:

	As of	As of
	September 30,	December
	2008	31, 2007
	(in thousands)
Commitments to extend credit	$297,788	$477,619
Standby letters of credit	4,335	6,505

Total	$302,123	$484,124

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
     As a holding company, a substantial portion of the Company’s cash flow typically comes from dividends paid by the Bank. Various statutory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval. The Company’s banking regulators have restricted the Bank’s payment of dividends without regulatory consent. Without dividends from the Bank, the Company will be limited in its ability to pay cash dividends to its shareholders or to make scheduled payments on junior subordinated debentures. The Company has determined to suspend common stock dividends as a measure to conserve capital.

NOTE 12. JUNIOR SUBORDINATED DEBENTURES
     At September 30, 2008 the Company had four wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. After adoption of FASB Interpretation Number 46R in 2004, the Company does not consolidate the Trusts. There was $57,734,000 of junior subordinated debentures issued and outstanding as of September 30, 2008 and December 31, 2007, reflected as debt in the condensed consolidated balance sheets at September 30, 2008 and December 31, 2007.
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
NOTE 13. INCOME TAXES
     At September 30, 2008, the Company had $29,673,000 of net deferred tax assets which were comprised of tax-affected cumulative timing differences, which have resulted, to a large extent, from the significant increase in the provision for loan losses. In evaluating the need for a valuation allowance, the Company considered all of the events and evidence available, including the Company’s three-year cumulative loss position, the carryback and carryforward availability, the difficulty in predicting potential unsettled circumstances, and our intent and ability to hold available-for-sale securities. Management concluded that it is more likely than not that the majority of the net deferred tax assets will not be utilized in light of uncertainties surrounding our ability to generate sufficient taxable income. This determination was a result of recent events in the market and our difficulty in forecasting future profit levels on a continuing basis. Therefore, at September 30, 2008, the Company increased the valuation allowance from $1,233,000 at June 30, 2008, to $27,783,000 and reduced the deferred tax asset to an amount management deems more likely than not to be realized through the carryback of tax losses to prior years’ federal income tax returns. The Company incurred an income tax provision of $20,208,000 for the three months ended September 30, 2008, primarily as a result of increasing the valuation allowance against net deferred tax assets.
     To the extent that the Company can generate taxable income in the future sufficient to offset the tax deductions represented by the net deferred tax asset, the non-cash valuation allowance that has been established may be reduced. If the valuation allowance is reduced, future tax benefits would be recognized that would have a positive impact on the Company’s net income and stockholders’ equity.
     The Company had no tax reserve for uncertain positions at September 30, 2008. The Company does not anticipate providing a reserve for uncertain positions in the next twelve months. The Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense. During the three and nine months ended September 30, 2008 and 2007, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.

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
     Among the factors that may cause future performance to vary significantly from current expectations are uncertainties in the following areas: local, national and international economic conditions; volatility in the credit, equity and other markets; competition; volatility of real estate values and difficulties in obtaining current information on values; the Company’s credit quality and the adequacy of its allowance for loan losses; actions by banking regulators in response to the Company’s loan losses; deposit customer confidence in the Company and the sufficiency of the Company’s cash and liquid assets to meet high levels of withdrawal requests resulting from announcement of unfavorable operating results; availability of borrowings from the Federal Reserve Bank and Federal Home Loan Bank; risks in integrating acquired businesses and branches; regional weather and natural disasters; the possible adverse effect of concentrations in the loan portfolio; whether the Company’s application to participate in the TARP Capital Program is approved and the ability of the Company to complete the investment transaction if the application is approved; the Company’s ability or inability to raise capital; if it is unable to raise capital, the Company’s ability to continue as a going concern; potential adverse changes in market interest rates; the effect of existing and future regulation of the banking industry and the Company in particular; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; and outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements.
     For additional information relating to the risks of the Company’s business see “Risk Factors” in the Company’s Annual Report on Form 10-K for 2007 and in Part II Item 1A of this report.
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures related thereto, including those regarding contingent assets and liabilities. On an ongoing basis, the Company monitors and revises its estimates where appropriate, including those related to the adequacy of the allowance for loan losses, investments, deferred tax assets and intangible assets. The Company bases its estimates on historical experience, applicable risk factors and on various other assessments that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates depending on the future circumstances actually encountered.
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

FINANCIAL OVERVIEW
     The Company’s operating results have deteriorated dramatically over the past twelve months as the economic climate in the Central Valley of California has undergone a violent correction. While the economic environment globally and throughout the United States has been challenged, the Central Valley appears to be the epicenter for residential real estate foreclosures due to the sudden decline in values that became evident very late in 2007. While the Company’s direct exposure to residential real estate loans is minimal, the Company does have significant exposure to construction and partially developed land for residential development purposes and has received numerous real estate appraisals that indicate declines in appraised values of more than 50% and declines of 70% or more in certain instances.
     These economic events have negatively impacted our profitability by requiring additional loan loss provisions, the incurring of costs and impairment charges associated with foreclosed property (OREO) as well as lost interest income revenue from loans placed on nonaccrual status. During the third quarter of 2008, we wrote off the entire amount of goodwill relating to our 2007 acquisition of the Stockmen’s branches, totaling $23,515,000 after an independent analysis determined that the goodwill on this investment was impaired. This non cash expense does not have any impact on our regulatory capital. During the quarter, we recorded a tax expense of $20,208,000. This expense arose as a result of $26,550,000 increase to the deferred tax valuation allowance as we concluded that it was more likely than not that the majority of the net deferred tax assets would not be fully utilized in light of uncertainties surrounding the Company’s ability to generate future taxable income. Furthermore, costs related to consulting and external loan evaluation assistance, appraisal costs associated with impaired loans, increased professional fees and expanded internal resources to address these matters all have contributed to our losses. During the second quarter of 2008, other events occurred that further reduced our profitability. These included the decision to position and fair value certain indirect consumer loans for sale and a further write-down of down-graded agency preferred securities.
Going Concern Risk
     The Company has determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2008 and beyond.  The Company has engaged a financial advisor to explore strategic alternatives to resolve the capital deficiency. However, there can be no assurance that the Company will be able to maintain sufficient liquidity or to raise additional capital to satisfy regulatory requirements and meet obligations as they occur. Further, the regulators are continually monitoring liquidity and capital adequacy and evaluating the Company’s ability to continue to operate in a safe and sound manner. The Bank’s regulators could, if deemed warranted, take further actions, including the assumption of control of the Bank, to protect the interests of depositors insured by the FDIC. The uncertainty regarding the Company’s ability to obtain additional capital or meet future liquidity requirements raises substantial doubt about the Company’s ability to continue as a going concern.
FINANCIAL HIGHLIGHTS
     The Company reported a net loss of $54,563,000 for the quarter ended September 30, 2008 compared with net income of $5,996,000 for same quarter in 2007. The net loss for the first nine months of 2008 was $64,258,000 compared to net income of $10,614,000 for the nine months ended September 30, 2007. Several significant financial events, discussed in greater depth throughout the Management Discussion and Analysis below, impacted our third quarter and first nine months of 2008 operating results and contributed to the reported loss:
•
The Company incurred an impairment charge of $23,515,000 in the third quarter of 2008 in relation to the goodwill recorded on the 2007 acquisition of eleven branches of The California Stockmen’s Bank. The impairment charge resulted from a comprehensive analysis carried out by an independent valuation firm, as part of the Company’s annual testing for impairment. This non-cash expense has no impact on regulatory capital.

•
Although the Company incurred pre-tax losses in the third quarter and first nine months of 2008, there is no net tax benefit for these losses. Instead, a provision for income taxes was recorded of $20,208,000 and $10,144,000 for the three months and nine months ended September 30, 2008, respectively. These amounts reflect the impact of a non-cash charge of $26,550,000 to increase the deferred tax valuation allowance to $27,783,000 at September 30, 2008, as we concluded that it was more likely than not that the majority of the net deferred tax assets would not be fully utilized in light of uncertainties surrounding our ability to generate future taxable income. Of this increase, $25,225,000 was charged to tax expense and $1,325,000 was recorded through accumulated other comprehensive income, a component of stockholders’ equity.

•
The Company provided $11,500,000 for loan losses in the third quarter of 2008, compared with $732,000 in the same period in 2007. For the nine months ended September 30, 2008, the Company recorded a provision for loan losses of $26,827,000 compared with $4,645,000 for the first nine months of 2007. Net loans charged-off totaled $6,000,000 in the third quarter of 2008. The additional provisions for loan losses were necessary after extensive reviews of the loan portfolio were made by internal credit resources and external loan specialists. Collateral valuations supporting the Company’s construction and land development loans continue to decline due to the continued deterioration in real estate values in the Company’s market area. Furthermore, interest foregone on nonaccrual loans totaled approximately $2.6 million for the three months ended September 30, 2008.

•	During the third quarter of 2008 we incurred approximately $500,000 of one-time expenses due to the severance costs related to 21 employee positions that were eliminated.

•	Gross loans decreased by $52,212,000 and $196,597,000 during the three and nine months ended September 30, 2008, respectively, compared to levels at prior period ends.

•
The allowance for loan losses declined by $490,000 during the nine months ended September 30, 2008, to $35,310,000, compared to $35,800,000 at December 31, 2007. The September 30, 2008 allowance reflects the balance after net loan charge-offs of $6,000,000 during the third quarter and $26,332,000 during the nine month period ended September 30, 2008.

•
Impaired non-earning loans at September 30, 2008 were $136,278,000 compared with $53,621,000 at December 31, 2007 and $122,202,000 at June 30, 2008. New loans placed on non-accrual during the third quarter of 2008 totaled $24,390,000 thereby increasing impaired non-earning loans. Charge-offs of non-accrual loans of $5,593,000, loans transferred to OREO of $437,000, and loans paid down or removed from non-accrual status during the third quarter of 2008 of $4,284,000 totaled $10,314,000 and reduced the impaired non-earning loans at September 30, 2008. As discussed in the introduction above and elsewhere herein, this growth in non-earning loans is directly related to the deteriorating economic and real estate environment in the Central Valley, the Company’s primary market.

•
During the third quarter, two properties totaling $437,000 were transferred to other real estate owned. In the second quarter of 2008, an impairment charge of $5,655,000 was required due to a write down to fair value of certain other real estate owned resulting from a recent re-appraisal of the property.

•
The Company transferred a portfolio of indirect consumer loans aggregating a fair value $85,640,000 to loans held for sale at June 30, 2008. This transfer required the recognition in the second quarter of 2008 of a $1,751,000 write down which is included in other non-interest expense, due to changes in market rates. This also required a partial charge-off in the allowance for loan losses of $985,000, attributable to the portfolio’s credit quality. During the third quarter, the Company recognized an additional write down of $347,000 of indirect consumer loans included in other non-interest expense. The Company continues to seek buyers for this portfolio; however, based on the current economic environment, the market for loan sales has dramatically contracted.

•
During the third quarter, the Company sold the remaining investment in preferred stock issued by the FHLMC for $1,682,000 and incurred a loss on sale of $864,000. During the second quarter, the Company incurred an other-than-temporary impairment charge of $1,564,000 resulting from a write-down to fair value of preferred stock issued by FHLMC.

•
Professional fees increased by $801,000 or 65% for the three months ended September 30, 2008 and $2,705,000 or 93% for the nine months ended September 30, 2008 compared to the same periods in 2007. These increases were directly attributable to increased professional fees related to identification of problem loans and the general monitoring and resolution of impaired loans.

•
Capital is a critical factor for the Company. Historically the Company has generated capital through the retention of earnings and the issuance of junior subordinated debentures. The recent losses incurred have reduced the Bank’s Risk-Based Capital level to adequately capitalized under the regulatory framework for prompt corrective action. The Company is pursuing a Capital Plan to return the Bank to a well capitalized status. The Risk-Based Capital computations for the Company and the Bank are complex and are impacted by operating losses and various limitations including loan loss reserves, which are limited to 125% of risk-based assets as well as deferred income taxes which generally cannot exceed 10% of risk-based capital. Further, the regulatory guidelines for risk-based capital are scheduled to be modified in 2009 which will likely reduce the current capital ratios for the Company.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2008 Compared With Three and Nine Months Ended September, 30 2007
     For the three months ended September 30, 2008 and 2007, the Company reported a net loss of $54,563,000 and net income of $5,996,000, respectively. This represents a decrease of $60,559,000 from the third quarter of 2007. Basic (loss) earnings per share were $(5.04) and $0.56 for the three months ended September 30, 2008 and 2007, respectively and diluted (loss) earnings per share were $(5.04) and $0.55 for the three months ended September 30, 2008 and 2007, respectively. This was a decrease of $5.60 per share for basic and $5.59 per share for diluted (loss) earnings per share for the three months ended September 30, 2008 compared with the same period for 2007.
     For the nine months ended September 30, 2008 and 2007, the Company reported a net loss of $64,258,000 and net income of $10,614,000, respectively. This represents a decrease of $74,872,000 from the same period in 2007. Basic (loss) earnings per share were $(5.94) and $0.98 and diluted (loss) earnings per share were $(5.94) and $0.97 for the nine months ended September 30, 2008 and 2007, respectively. This was a decrease of $6.92 per share for basic and $6.91 per share for diluted (loss) earnings (loss) per share for the nine months ended September 30, 2008 compared with the same period for 2007.
     The decrease in net income for the three and nine months ended September 30, 2008 compared to same periods in 2007 is mainly attributable to an impairment charge for goodwill of $23,515,000, the establishment of a valuation allowance of $27,783,000 on the deferred tax asset account, increases in the provision for loan losses of $10,768,000 and $22,182,000, respectively, as well as increases of $6,193,000 and $26,751,000, respectively, in other non-interest expenses. These increases in expense were partially offset by increases in net interest income of $420,000 and $5,889,000 for the three and nine months ended September 30, 2008, respectively. Non-interest income decreased $1,288,000 in the third quarter of 2008 and decreased $913,000 for the nine months ended September 30, 2008 compared to prior year periods.
     During the second and third quarters of 2008, the Company obtained updated appraisals on a substantial portion of the collateral supporting its loan portfolio, especially the construction and land development loans, which have shown continued decline in value due to the absence of home or land sales in the Bank’s market area and the resulting pessimistic outlook on property and land values. The Company performed an intensive review of its loan portfolio, independent loan consultants reviewed the portfolio during the quarter, and the loan portfolio was also reviewed during a regulatory examination conducted in July and early August 2008. As a result of these reviews, the Company charged-off loans totaling $26,638,000 in the nine months ended September 30 2008, to eliminate much of the shortfall in collateral values identified. Accordingly, specific allowances on the remainder of the impaired portfolio did not grow in line with the increase in total impaired loans at September 30, 2008. The additional provision for loan losses was necessary due to the continued deterioration in real estate values in the Company’s market area. The Bank continues to order new appraisals in accordance with established policies and procedures. If these appraisals show continued deterioration in real estate values, additional reserves will be required.
     The increase in net interest income is primarily due to the expanded activities of the Company arising from the acquisitions of The California Stockmen’s Bank (Stockmen’s) and Bay View Funding in the fourth quarter of 2007 and by lower interest rates paid on deposits and borrowings. The decrease in non-interest income for the quarter ended September 30, 2008 is primarily due to the decrease in the death benefit on BOLI policies of $644,000 and the decrease in the gain on sale of available for sale securities of $1,199,000. The increase in non-interest expense for the quarter ended September 30, 2008 is primarily due to goodwill impairment of $23,515,000, professional fees increasing of $801,000, an increase in FDIC and State Regulatory fees of $1,771,000 and expanded activities from the acquisitions.
     The Bank opened five new branch facilities and acquired 11 branches of The California Stockmen’s Bank in 2007. These new branches resulted in increased net interest income, non-interest income and on-going costs in 2008, including salary and benefit costs attributable to the staffing for these branches, and the additional depreciation expense of capitalized equipment and new facilities. During the second quarter of 2008, the Bank closed two of the 11 branches acquired from Stockmen’s which are located in Dos Palos and Merced. The closure resulted from marketing overlap with an existing branch in the same city.
     The annualized (loss) return on average assets was (10.75)% and (4.18)% for the three and nine months ended September 30, 2008, respectively, compared to 1.25% and 0.76% for the three and nine months ended September 30, 2007, respectively. The Company’s annualized (loss) return on average equity was (169.57)% and (61.56)% for the three and nine months ended September 30, 2008, respectively, compared to 15.66% and 9.39% for the three and nine months ended September 30, 2007, respectively.

NET INTEREST INCOME
     The Company’s primary source of income is net interest income and represents the difference between interest income and fees derived from earning assets and interest paid on interest bearing liabilities. The following table illustrates the results and changes in interest income and interest expense for the periods indicated.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent			Percent
(Dollars in thousands)	2008	2007	Change	2008	2007	Change

Total interest income	$28,663	$33,179	(13.61)%	$91,692	$95,692	(4.18)%
Total interest expense	10,282	15,218	(32.44)%	34,100	43,989	(22.48)%

Net Interest Income	$18,381	$17,961	2.34%	$57,592	$51,703	11.39%

     The following table illustrates the average balances affecting interest income and expense, and interest earned or paid on those balances on a tax adjusted basis for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent			Percent
(Dollars in thousands)	2008	2007	Change	2008	2007	Change
Average interest-earning assets	$1,804,853	$1,744,977	3.43%	$1,846,857	$1,721,541	7.28%
Average interest-earning assets acquired	$144,890	$—	NM	$143,968	$—	NM
Average interest-bearing liabilities	$1,613,849	$1,496,922	7.81%	$1,626,658	$1,467,260	10.86%
Average interest-bearing liabilities acquired	$186,093	$—	NM	$187,355	$—	NM
Average interest rate earned	6.36%	7.61%	(16.41)%	6.68%	7.50%	(10.97)%
Average interest rate paid	2.53%	4.03%	(37.28)%	2.79%	4.01%	(30.36)%
Net interest margin	4.10%	4.15%	(1.18)%	4.22%	4.09%	3.13%
     The level of interest income is affected by changes in volume of and rates earned on interest-earning assets. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. Total interest income for the three and nine months ended September 30, 2008 decreased compared to those in the same periods in 2007 because of a decrease in average interest rates earned offset by an increase in average interest-earning assets. The increase in average interest earning assets during the three and nine months ended September 30, 2008 compared to the same periods in the prior year was due to interest earning assets acquired from Stockmen’s and Bay View Funding, which averaged $144,890,000 and $143,968,000 in the third quarter and first nine months of 2008, respectively, offset by a decline in investment securities which were sold or matured and were not replaced. The decrease in interest rates earned during the three and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily the result of a decrease in prevailing market interest rates and the increased level of non-accruing loans. Short term interest rates for the three and nine months ended September 30, 2008 as compared to the same period in 2007 have decreased as a result of the Federal Reserve Board’s Open Market Committee (FRBOMC) actions that decreased short term rates significantly starting in September 2007. The FRBOMC reduced the fed funds target rate by a total of 275 basis points from September 30, 2007 to September 30, 2008. Of these reductions, 225 basis points occurred in the first nine months of 2008.
     Interest expense is a function of the volume and rates paid on interest-bearing liabilities. Interest-bearing liabilities consist primarily of certain deposits and borrowed funds. The decrease in interest rates paid during the three and nine months ended September 30, 2008 when compared to the same periods in 2007 was primarily the result of a decrease in prevailing interest rates. This decrease assisted in reducing all levels of interest expense, from interest bearing checking accounts to borrowed funds. The increase in interest-bearing liabilities during the three and nine months ended September 30, 2008 when compared to the same periods in 2007 was primarily the result of an increase in other borrowings and subordinated debt, and an increase in deposits due to the acquisition of the Stockmen’s branches, which averaged $186,093,000 and $187,355,000 in the third quarter and first nine months of 2008, offset by reduced deposit levels which occurred in the first nine months of 2008. The increase in other borrowings resulted from an increase in outstanding advances from the Federal Home Loan Bank to offset deposit declines. Average time deposits accounted for 41% and 40%, respectively, of the average deposit portfolio for the three and nine months ended September 30, 2008 compared to 40% and 41%, respectively, for the same time periods in 2007. The decrease in prevailing rates contributed to the average interest rate paid on interest bearing liabilities decreasing to 2.53% and 2.79%, respectively, for the three and nine months ended September 30, 2008 compared to 4.03% and 4.01%, respectively, for the same periods in 2007.

      The net interest margin provides a measurement of the Company’s ability to utilize funds profitably during the period of measurement. The Company’s decrease in the net interest margin for the three months ended September 30, 2008 when compared to the same period in 2007 was primarily attributable to a larger percentage increase in average interest bearing liabilities compared to average interest bearing assets. In addition, the increase in non-accrual loans during the period has negatively impacted the net interest margin. The Company’s increase in the net interest margin for the nine months ended September 30, 2008 when compared to the same period in 2007 was primarily the attributable to a larger percentage decrease in rates paid for interest bearing liabilities compared to yields earned on interest earning assets. Loans, including loans held for sale, as a percentage of average interest-earning assets increased to 79% for the three and nine months ended September 30, 2008 as compared with 77% and 74% for the same time periods in 2007. The increase in loans as a percentage of interest-earning assets is mainly attributable to the loans acquired from Stockmen’s and Bay View Funding as well as decreases in other interest-earning assets, primarily investment securities. Average loans for the nine months ended September 30, 2008 grew to $1,433,775,000 from $1,270,114,000, or 12.9%, from the same period a year earlier. Net interest income and the net interest margin are presented in the tables below on a taxable-equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on a 35% marginal federal tax rate.

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

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007

			Yield/	Average
(Dollars in thousands)	Average Balance	Interest	Rate	Balance	Interest	Yield/ Rate
ASSETS:
Federal funds sold	$48,367	$240	1.97%	$17,862	$223	4.95%
Time deposits at other financial institutions	127	1	3.12%	100	1	3.97%
Taxable investment securities	251,068	3,224	5.09%	294,858	3,712	4.99%
Nontaxable investment securities (1)	85,539	1,049	4.87%	97,176	1,124	4.59%
Loans held for sale	85,557	1,588	7.36%	—	—	—
Loans, gross (2),(3)	1,334,195	22,836	6.79%	1,334,981	28,422	8.45%

Total Interest-Earning Assets	1,804,853	28,938	6.36%	1,744,977	33,482	7.61%
Allowance for loan losses	(30,240)			(15,547)
Cash and due from banks	47,994			44,731
Premises and equipment, net	53,400			46,371
Interest receivable and other assets	136,856			86,596

Total Assets	$2,012,863			$1,907,128

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Negotiable orders of withdrawal	$229,509	$249	0.43%	$232,859	$792	1.35%
Savings deposits	413,936	1,851	1.77%	430,562	3,778	3.48%
Time deposits	627,994	5,544	3.50%	597,518	7,186	4.77%
Junior subordinated debentures	57,734	875	6.01%	31,960	620	7.70%
Federal funds purchased	340	2	2.33%	816	11	5.35%
Other borrowings	284,336	1,761	2.46%	203,207	2,831	5.53%

Total Interest-Bearing Liabilities	1,613,849	10,282	2.53%	1,496,922	15,218	4.03%

Non interest-bearing deposits	252,376			243,145
Accrued interest, taxes and other	18,978			15,176

Total Liabilities	1,885,203			1,755,243

Total shareholders’ equity	127,660			151,885

Total liabilities and shareholders’ equity	$2,012,863			$1,907,128

Net interest income and margin (4)		$18,656	4.10%		$18,264	4.15%

(1)
Tax equivalent adjustments recorded at the statutory rate of 35% that are included in nontaxable investment securities portfolio are $252,000 and $271,000 for the three months ended September 30, 2008 and 2007, respectively. Tax equivalent adjustments included in the nontaxable investment securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities portfolio were created by a dividends received deduction of $0 and $32,000 for the three months ended September 30, 2008 and 2007, respectively. Tax equivalent income adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities income were created by a qualified zone academy bond of $23,000 in the third quarter of 2008.

(2)	Interest on nonaccrual loans is generally recognized into income on a cash received basis.

(3)	Amounts of interest earned included net loan fees of $1,191,000 and $1,011,000 for the three months ended September 30, 2008 and 2007, respectively.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007

	Average		Yield/	Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Yield/ Rate
ASSETS
Federal funds sold	$27,911	$492	2.35%	$44,939	$1,756	5.22%
Time deposits at other financial institutions	109	2	2.44%	223	9	5.40%
Taxable investment securities	266,071	10,129	5.07%	307,240	11,235	4.89%
Nontaxable investment securities (1)	89,951	3,271	4.84%	99,025	3,548	4.79%
Loans held for sale	29,040	1,588	7.28%	—	—	—
Loans, gross (2),(3)	1,433,775	77,097	7.16%	1,270,114	80,068	8.43%

Total Interest-Earning Assets	1,846,857	92,579	6.68%	1,721,541	96,616	7.50%
Allowance for loan losses	(34,201)			(14,622)
Cash and due from banks	51,313			43,692
Premises and equipment, net	53,652			45,581
Interest receivable and other assets	131,884			80,144

Total Assets	2,049,504			$1,876,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Negotiable orders of withdrawal	$240,014	$1,000	0.56%	$230,732	$2,214	1.28%
Savings deposits	428,930	6,700	2.08%	419,405	10,798	3.44%
Time deposits	634,403	17,847	3.75%	626,809	22,450	4.79%
Junior subordinated debentures	57,734	2,671	6.16%	31,960	1,971	8.25%
Federal funds purchased	4,733	83	2.34%	387	16	5.53%
Other borrowings	260,844	5,799	2.96%	157,967	6,540	5.54%

Total Interest-Bearing Liabilities	1,626,658	34,100	2.79%	1,467,260	43,989	4.01%

Non interest-bearing deposits	267,686			242,919
Accrued interest, taxes and other	16,115			15,020

Total Liabilities	1,910,459			1,725,199

Total shareholders’ equity	139,046			151,137

Total liabilities and shareholders’ equity	$2,049,505			$1,876,336

Net interest income and margin (4)		$58,479	4.22%		$52,627	4.09%

(1)
Tax equivalent adjustments recorded at the statutory rate of 35% that are included in nontaxable investment securities portfolio are $779,000 and $860,000 for the nine months ended September 30, 2008 and 2007, respectively. Tax equivalent adjustments included in the nontaxable investment securities portfolio were derived from nontaxable municipal interest income. Tax equivalent adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities portfolio were created by a dividends received deduction of $38,000 and $52,000 for the nine months ended September 30, 2008 and 2007, respectively. Tax equivalent income adjustments recorded at the statutory federal rate of 35% that are included in taxable investment securities income were created by a qualified zone academy bond of $70,000 in the first nine months of 2008.

(2)	Interest on nonaccrual loans is generally recognized into income on a cash received basis.

(3)	Amounts of interest earned included net loan fees of $2,886,000 and $3,013,000 for the nine months ended September 30, 2008 and 2007, respectively.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	Three Months Ended September 30, 2008
	Compared to September 30, 2007
(in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Federal funds sold	$(364)	$381	$17
Time deposits at other financial institutions	—	—	—
Taxable investment securities	63	(551)	(488)
Nontaxable investment securities	60	(135)	(75)
Loans held for sale	—	1,588	1,588
Loans	(5,569)	(17)	(5,586)

Total	$(5,810)	$1,266	$(4,544)

Increase (decrease) in interest expense:
Interest bearing demand	$(532)	$(11)	$(543)
Savings deposits	(1,781)	(146)	(1,927)
Time deposits	(2,009)	367	(1,642)
Federal funds purchased	(3)	(6)	(9)
Other borrowings	(2,200)	1,130	(1,070)
Junior subordinated debentures	(245)	500	255

Total	$(6,770)	$1,834	$(4,936)

Increase in net interest income	$960	$(568)	$392

	Nine Months Ended September 30, 2008
	Compared to September 30, 2007
(in thousands)	Rate	Volume	Total
Increase (decrease) in interest income:
Federal funds sold	$(599)	$(665)	$(1,264)
Time deposits at other financial institutions	(2)	(5)	(7)
Taxable investment securities	399	(1,505)	(1,106)
Nontaxable investment securities	48	(325)	(277)
Loans held for sale	—	1,588	1,588
Loans	(13,288)	10,317	(2,971)

Total	$(13,442)	$9,405	$(4,037)

Increase (decrease) in interest expense:			—
Interest bearing demand	$(1,303)	$89	$(1,214)
Savings deposits	(4,343)	245	(4,098)
Time deposits	(4,875)	272	(4,603)
Federal funds purchased	(113)	180	67
Other borrowings	(5,000)	4,259	(741)
Junior subordinated debentures	(889)	1,589	700

Total	$(16,523)	$6,634	$(9,889)

Increase in net interest income	$3,081	$2,771	$5,852

PROVISION FOR LOAN LOSSES
     The Company reviews the adequacy of its allowance for loan losses on a quarterly basis and maintains the allowance at a level considered by management to be sufficient to absorb the probable losses inherent in its loan portfolio. The provision for loan losses is charged against income and increases the allowance for loan losses. For the three and nine months ended September 30, 2008, the provision for loan losses was $11,500,000 and $26,827,000, respectively, compared to $732,000 and $4,645,000, respectively, for the three and nine months ended September 30, 2007. The increase in the provision for the three and nine months ended September 20, 2008 was primarily due to specific reserves required on collateral dependent impaired loans. $23,560,000 of the provision for the nine months ended September 30, 2008 related to required specific reserves on impaired loans and $3,267,000 related to general reserves on performing loans. Despite a $279,000,000 decrease in loans that are included in the calculation of the general reserves, a provision for general reserves of $3,267,000 was required based on the Management’s evaluation of certain qualitative factors, primarily the downturn in the local and national economic environment.
     As a result of the continuing worsening trends in home prices and construction delinquencies prevalent in Central California, the Company has updated its credit review process to include an internal credit review of all construction loans and all land loans in excess of $250,000. External loan specialists independently reviewed the portfolio during the second and third quarters of 2008, as well as the Bank’s regulators during their periodic examination. Based on these evaluations and recommendations of its consultants, the Company charged-off significant portions of impaired construction loan balances, considered non collectible as the underlying collateral value was not considered probable of full recovery. As a result of receiving updated appraisals, the Company determined that several of its loans required a more adverse classification, but that several of these loans, while impaired, were still performing and the borrowers had granted the Company additional collateral, reducing the need for a significantly greater allowance for loan losses than had been established at December 31, 2007.
     The Company charged off $6,000,000, net, in the third quarter of 2008, and $26,332,000, net, in the nine months ended September 30, 2008, of loans, principally real estate construction loans. It increased its allowance for loan losses by making a provision for loan losses of $11,500,000 and $26,827,000, respectively, for the three months and nine months ended September 30, 2008. In addition, the Company recognized a partial charge-off of $985,000 for the indirect consumer loans transferred to loans held for sale during the second quarter of 2008. The allowance for loan losses included $20,958,000 of specific reserves for impaired loans at September 30, 2008.
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
NON-INTEREST INCOME
     Non-interest income decreased by $1,288,000 or 25% to $3,828,000 for the three months ended September 30, 2008, compared to the same time period in 2007. The decrease was primarily due to the reduction in income on bank owned life insurance policy of $644,000 and a change of gains to losses on sale of available for sale securities of $1,199,000. These decreases were partially offset by an increase in service charges on deposit accounts of $584,000 or 29% to $2,625,000 for the three months ended September 30, 2008, compared with the same period in 2007. In the third quarter of 2008, the Company recognized a gain of $349,000, upon the death of an employee covered by the Bank owned life insurance policies. This compares with $993,000 received in the prior year period. The increase in service charges on deposit accounts for the three month periods was the result of the acquisition of the Stockmen branches as well as increased Bank fees and reduced waivers on service charges. Other categories of noninterest income had normal fluctuations in the ordinary course of business.
     Non-interest income decreased by $913,000 or 8% to $10,796,000 for the nine months ended September 30, 2008, compared to the same time period in 2007. The decrease was primarily due to the other-than-temporary impairment charge recognized on available for sale securities at September 30, 2008 of $1,564,000 and a decrease in income related to the death benefit for bank owned life insurance policies of $644,000 for the nine months ended September 30, 2008. The impairment charge was related to the Company’s holding of agency preferred stock issued by the FHLMC. There was no impairment charge for the same period in 2007. These decreases were partially offset by an increase in service charges on deposit accounts of $1,543,000 or 26% to $7,377,000 for the nine months ended September 30, 2008, compared with the same period in 2007. The increase in service charges on deposit accounts for the nine month period was the result of the acquisition of the Stockmen branches as well as increased Bank fees and reduced waivers on service charges. In addition, the increase in cash surrender value of life insurance policies of $355,000 for the nine months ended September 30, 2008 was primarily due to the $375,000 reimbursement of costs associated with the transfer of multiple insurance contracts into a single account contract with one carrier. Other categories of noninterest income had normal fluctuations in the ordinary course of business.

NON-INTEREST EXPENSE
Goodwill Impairment
     The Company recorded goodwill of $10,798,000 related to the acquisition of Bay View Funding in October 2007 and $23,515,000 relating to the acquisition of the California branches of the California Stockmen’s Bank (“Stockmen’s”) in November 2007. The Company’s annual impairment testing of goodwill as required by SFAS 142 was performed during the third quarter of 2008. In this regard, the Company engaged an independent firm to test both of the Company’s reporting units for goodwill impairment. Based on the results of the step one testing procedures for the Bay View Funding reporting unit, it was determined that the fair value exceeds the book value therefore goodwill of the reporting unit is not impaired.  The Company’s other reporting unit primarily represents the Bank and the bulk of the Company’s operations.  Based on the results of the step one testing procedures for the Bank reporting unit, it was determined that the carrying amount exceeds the fair value, thus requiring the Company to be subjected to the step two “implied fair value” methodology.  Based on the results of the step two testing, it was determined that the fair value of the Bank reporting unit cannot support any amount of goodwill. As such, an impairment charge of $23,515,000 was recorded for the entire amount of goodwill associated with the Stockmen’s acquisition. Goodwill was $10,798,000 at September 30, 2008 and $34,313,000 at December 31, 2007.
     Non-interest expenses, excluding the goodwill impairment described above, increased by $6,193,000, or 40%, to $21,549,000 for the three months ended September 30, 2008 compared to the same period in 2007. The primary components of these non-interest expenses were salaries and employee benefits, premises and occupancy expenses, equipment depreciation expense, FDIC and state regulatory fees, professional fees, marketing expenses and other operating expenses which include the provision for unfunded commitments. Non-interest expenses, excluding the goodwill impairment, increased by $26,751,000, or 59%, to $72,160,000 for the nine months ended September 30, 2008 compared to the same period in 2007.
     The Company opened five new branches in 2007. In October and November 2007, it acquired Bay View Funding and eleven branches of The California Stockmen’s Bank. These expansion activities were principal factors in the 40% and 59% increases in non-interest expenses for the three and nine months ended September 30, 2008, respectively, compared to the same period in 2007. The following table displays the effect of the acquisitions on certain non-interest expenses.

	For the Three Months Ended September 30,
	2008				2007
	Stockmen’s	Bay View
(in thousands)	Branches	Funding	All Other	Total	Total
Salaries and benefits	$690	$876	$8,742	$10,308	$7,606
Premises and occupancy expense	169	50	1,658	1,877	1,835
Equipment expense	78	34	1,779	1,891	1,382

	For the Nine Months Ended September 30,
	2008				2007
	Stockmen’s	Bay View
(in thousands)	Branches	Funding	All Other	Total	Total
Salaries and benefits	$2,226	$2,633	$25,357	$30,216	$22,883
Premises and occupancy expense	499	170	4,905	5,574	5,140
Equipment expense	221	93	5,025	5,339	3,861
     The Company’s professional fees include legal, consulting, audit and accounting fees. The increase in the Company’s professional fees of $801,000 or 65% and $2,705,000 or 93%, respectively, for the three and nine months ended September 30, 2008, was primarily due to increased audit fees and utilization of independent credit specialists to assist in evaluating the loan loss reserve. Beginning in 2007, the Company increased its marketing activities, resulting in an increase of $137,000 and $667,000, respectively, for the three and nine months ended September 30, 2008 compared to the same period in 2007. These marketing activities include actively promoting various deposits to assist in attracting new customers and retaining existing customers. The Company incurred an increase in FDIC and state regulatory fees of approximately $1,771,000 and $2,786,000, respectively, in the third quarter and first nine months of 2008 over the 2007 level, due to a rate increase charged by the FDIC and the effect of the additional insured deposits resulting from acquisitions and expansion. The Company incurred OREO expenses of $327,000 and $6,382,000, respectively, in the third quarter and first nine months of 2008 relating to the foreclosed real estate construction loans, primarily a project in Rocklin, California. No such expenses were incurred in the same period in 2007. In the three and nine months ended September 30, 2008, the Company incurred approximately $51,000 and $840,000, respectively, charged to other non-interest expense, to obtain updated appraisals on properties securing its construction and land development loans. There were no such charges to non-interest expense in 2007. The decrease in provision for unfunded loan commitments of $1,087,000 during the three months ended September 30, 2008 was primarily due to the reversal of a provision of $980,000 resulting from the full pay down of the related loan.
PROVISION FOR INCOME TAXES
     Although the Company incurred pre-tax losses in the third quarter and first nine months of 2008, there is no net tax benefit for these losses. Instead, a provision for income taxes was recorded of $20,208,000 and $10,144,000, respectively, for the three and nine months ended September 30, 2008, compared to a provision for income taxes of $993,000 and $2,744,000, respectively, for the same periods in 2007. The provision for federal and state income taxes in the third quarter of 2008 resulted from increasing the valuation allowance from $1,233,000 at June 30, 2008 to $27,783,000 at September 30, 2008, against the majority of the Company’s net deferred tax assets. Of this increase, $25,225,000 was charged to tax expense and $1,325,000 was recorded through accumulated other comprehensive income, a component of stockholder’s equity. In evaluating our need for a valuation allowance, the Company considered all of the events and evidence available, including the Company’s three-year cumulative loss position, the carryback and carryforward availability, the difficulty in predicting potential unsettled circumstances, and our intent and ability to hold available-for-sale securities. Management has concluded that it is more likely than not that the net deferred tax assets will not be utilized in light of the uncertainties surrounding the Company’s ability to generate sufficient taxable income. To the extent that the Company can generate sufficient future taxable income, the Company may be able to utilize these amounts to reduce future tax obligations in future periods and reduce the valuation allowance. Any reductions in the deferred tax valuation allowance in future periods would have a positive impact on the Company’s net income, regulatory capital and stockholders’ equity. The deferred tax asset has been reduced to an amount that can be realized only through the carryback of tax losses to prior year federal tax returns.
FINANCIAL CONDITION
INVESTMENT SECURITIES
     On June 30, 2008, the Company reclassified its entire held to maturity securities portfolio to the available for sale category. The reclassification of this portion of the portfolio resulted from management’s decision to enhance the ability to manage the total investment portfolio prospectively, as well as to periodically restructure the portfolio mix in response to changing economic conditions.
     The Company’s investment portfolio consists of mortgage backed securities (MBS), US Government Agencies, collateralized mortgage obligations (CMO), municipal securities and equity securities. The majority of the Company’s investments are with government sponsored entities, specifically GNMA, FHLMC, FNMA, FHLB and FFCB. All of our MBS and CMOs, except for the whole loan CMOs, are issued by government sponsored entities (GNMA, FHLMC or FNMA). The investment securities portfolio has declined over the past several years as the proceeds have been used elsewhere. The Company reviews its investment portfolio for credit deterioration and completes an impairment analysis on a quarterly basis. As of September 30, 2008, there was no impairment as a result of this analysis.
     During the third quarter of 2008, the Company purchased approximately $2 million of US Government Agencies, and $82 million of GNMA mortgage backed securities. The Company also sold approximately $19 million in municipal securities, $82 million in FNMA mortgage backed securities, and the entire portfolio of preferred stock. These transactions were completed in conjunction with the Company’s overall strategies to enhance our liquidity and capital positions. The repositioning of the mortgage backed securities portfolio resulted in lower risk weightings for our risk based capital calculations.
     The Company holds a municipal bond portfolio of approximately $68 million as of September 30, 2008. This portfolio is reviewed for credit deterioration each quarter. As of September 30, 2008, 94% of the municipal portfolio is investment grade. None of the municipal bond portfolio is considered impaired at September 30, 2008.
     During the third quarter, the Company sold the remaining investment in preferred stock issued by the FHLMC for $1,682,000 and incurred a loss on sale of $864,000. During the second quarter, the Company incurred an other-than-temporary impairment charge of $1,564,000 resulting from a write-down to fair value of preferred stock issued by FHLMC that were downgraded by one of three rating agencies.
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
     The following table shows the composition of the loan portfolio of the Company by type of loan on the dates indicated:

	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent of Loans	Amount	Percent of Loans
Real estate construction, non-residential	$93,688	7%	$120,570	8%
Real estate construction, residential	21,463	2	31,796	2
Real estate mortgage, non residential	660,999	51	725,262	49
Real estate mortgage, residential	36,903	3	33,846	2

Total real estate loans	813,053	63	911,474	61

Commercial	356,178	27	373,512	25
Agricultural	90,887	7	85,193	6
Factoring	20,690	2	22,555	1
Consumer	17,276	1	101,947	7

Total	1,298,084	100%	1,494,681	100%

Less allowance for loan losses	(35,310)		(35,800)

Net loans	$1,262,774		$1,458,881

     The non-residential real estate construction and real estate mortgage loan portfolios include loans for land development, including both land held for development and land in development, of $138.1 million and $182.8 million as of September 30, 2008 and December 31, 2007, respectively. The Bank does not originate single-family residential loans for the loan portfolio but merely functions in a loan brokerage capacity. The Bank does not carry any subprime residential loans in its portfolio. Our total residential real estate exposure totals $58 million ($29 million in home equity lines and residential construction loans of $29 million), or 4.5% of our loans at September 30, 2008.
     The table that follows shows the regional distribution of real estate loans at September 30, 2008:

	San
	Francisco	Merced/	Stockton/		Fresno/
(in thousands)	Bay Area	Mariposa	Modesto	Sacramento	Bakersfield	All Other	Total
Real estate construction, non-residential	$5,522	$24,546	$21,218	$12,970	$29,432	$—	$93,688
Real estate construction, residential	2,960	2,895	1,978	5,618	8,012	—	21,463
Real estate mortgage, non-residential	77,227	171,249	160,149	46,534	194,381	11,459	660,999
Real estate mortgage, residential	775	15,113	8,250	433	9,859	2,473	36,903

Total	$86,484	$213,803	$191,595	$65,555	$241,684	$13,932	$813,053

NONPERFORMING ASSETS
     Nonperforming assets include impaired loans, other nonaccrual loans, loans 90 days or more past due, restructured loans and other real estate owned.

     Nonperforming loans are those in which the borrower fails to perform in accordance with the original terms of the obligation and are categorized as loans on nonaccrual status, loans past due 90 days or more and restructured loans. Interest received on nonaccrual loans is credited against loan principal. The Company had no restructured loans as of September 30, 2008 or December 31, 2007.
     The following table summarizes nonperforming assets of the Company as of the dates indicated:

(dollars in thousands)	September 30, 2008	December 31, 2007
Nonaccrual loans	$136,278	$53,621
Accruing loans past due 90 days or more	2,405	583

Total nonperforming loans	138,683	54,204
Other real estate owned	3,187	7,550

Total nonperforming assets	$141,870	$61,754

Nonperforming loans to total loans	10.68%	3.63%
Nonperforming assets to total assets	7.57%	2.93%
Loan-to-deposit ratio	90.81%	89.22%
     Nonperforming assets represented 7.57% and 2.93% of total assets, at September 30, 2008 and December 31, 2007, respectively. Nonperforming loans represented 10.68% and 3.63% of total gross loans at September 30, 2008 and December 31, 2007, respectively, and were secured by first deeds of trust on real property totaling $117,182,000 and $45,136,000. The increase in nonperforming loans at September 30, 2008 is attributable primarily to deterioration in home prices and construction delinquencies in Central California. During the second quarter of 2008, the Company obtained updated appraisals, and it updated its credit review process to include an internal credit review of all construction loans and all land loans in excess of $250,000. External loan specialists independently reviewed the portfolio, as well as the Bank’s regulators during their periodic examination. During the third quarter of 2008, the Company continued to obtain updated appraisals on its construction and land development loans and arranged for another independent loan review which focused on a portfolio of $510.6 million of loans not previously reviewed during the recent regulatory examination. Specific loans identified for review totaled $104.9 million and were comprised of borrowing relationships with balances greater that $1 million, including both classified and pass grade loans. After reviewing the updated appraisals during the second and third quarters of 2008 and recommendations from its consultants, the Company determined that several of its loans required a more adverse classification than previously made. No assurance can be given that the collateral securing nonperforming loans will be sufficient to prevent losses on such loans in the future.
     The Company has maintained accrual status on one loan which had just exceeded the 90 day overdue threshold, as it believes that this loan will regain its current status. Subsequent to the quarter end, this loan was paid in full by the customer.
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
     A loan is generally considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts (i.e., including both interest and principal payments) due according to the contractual terms of the loan agreement. An impaired loan is charged off at the time management believes the collection of principal and interest process has been exhausted. Partial charge-offs are recorded when portions of impaired loans are deemed uncollectible. At September 30, 2008 and December 31, 2007, impaired loans were measured either based upon the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent.

     The following table shows the change in nonaccrual loans from December 31, 2007 to September 30, 2008:

(in thousands)
Balance at December 31, 2007	$53,621
Add: Loans placed on nonaccrual status	127,091
Less: Loans removed from non-accrual status due to additional collateral or principal payments	(17,929)
Charge-offs during the period	(26,068)
Transfer to OREO	(437)

Balance at September 30, 2008	$136,278

     The following table presents nonaccrual loans by loan type, as of the dates indicated:

	September 30, 2008	December 31, 2007
	(in thousands)
Real estate construction, non-residential	$51,138	$27,284
Real estate construction, residential	13,820	5,431
Real estate mortgage, non-residential	53,507	15,403
Real estate, residential	183	—

Total real estate nonaccrual loans	118,648	48,118
Commercial	16,397	5,012
All other	1,233	491

Total	$136,278	$53,621

     The following table presents nonaccrual loans by classification or type of collateral securing the loans, as required in the Company’s regulatory filings, as of the dates indicated:

	September 30, 2008	December 31, 2007
	(in thousands)
Construction of single /multi family residence	$13,820	$5,431
Construction and land development	92,671	40,372
Single/multi family residence	6,116	1,006
Farm land	3,697	—
Non-farm, non-residential property	2,640	1,500
Commercial property	9,892	5,028
Agricultural production and farming	1,047	157
Personal property	60	127
Unsecured	6,335	—

Total	$136,278	$53,621

     The following table presents nonaccrual loans by type of business in which the borrowers are engaged, as of the dates indicated:

	September 30, 2008	December 31, 2007
	(in thousands)
Land subdivision	$49,247	$16,047
Construction of new single family housing	22,345	16,767
Real estate agent and broker offices	20,642	3,812
Lessors of non-residential buildings	8,841	—
Other activities relating to real estate	15,344	4,976
Wholesale/retail	6,865	5,544
Lessors of residential buildings	4,806	1,006
Medical offices	4,354	4,300
Other	3,834	1,169

Total	$136,278	$53,621

     Impaired loans as of September 30, 2008 are considered to be either collateral impaired and not performing, collateral impaired and performing, collateral adequate and not performing or collateral adequate and performing. All of these loans have been placed on nonaccrual for accounting purposes. These four nonaccrual loan categories are defined as follows:
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
Impaired loans
     The following table presents additional information about impaired loans, as of September 30, 2008:

September 30, 2008
(in thousands)
Collateral impaired and not performing	$64,404
Collateral impaired and performing	18,112
Collateral adequate and not performing	27,028
Collateral adequate and performing	26,734

$136,278

     The Company had impaired loans at September 30, 2008 of $136,278,000 compared to $53,621,000 at December 31, 2007. The Company had $20,958,000 of specific allowance for loan losses on impaired loans of $59,370,000 at September 30, 2008 as compared to $21,432,000 of specific allowance for loan losses on impaired loans of $47,499,000 at December 31, 2007. Other forms of collateral, such as inventory, chattel, and equipment secure the remaining secured nonperforming loans as of each date. Management believes the overall increase in impaired loans in the past year is primarily attributable to the rapid decline in real estate values in California’s Central Valley beginning in the fourth quarter of 2007.

Other Real Estate Owned
     At December 31, 2007, the Company had $7,550,000 invested in two properties acquired through foreclosure. The largest property is described in the following paragraph. In September 2008, the Company foreclosed on two more properties totaling $437,000. At September 30, 2008, the carrying value of the four properties was $3,187,000. These properties were carried at the lower of their estimated market value, as evidenced by an independent appraisal, or the recorded investment in the related loan, less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses. No assurance can be given that the Company will sell the properties during 2008 or at any time or for an amount that will be sufficient to recover the Company’s investment in these properties.
     An independent bank participated with the Company in a construction loan for a development project located in Rocklin, CA. In July 2007, the Company foreclosed on the loan and recorded the property as other real estate owned at a net realizable value of $9,390,000, based on a third party appraisal for its share of the property. The project is comprised of over 120 townhomes with a completed common area. Eleven of the units have been partially completed. In 2007, the Company took an impairment charge of $1,900,000 on its share of the property to reduce the value to estimated realizable value of $7,490,000 at December 31, 2007. In May 2008, the Company ordered a new appraisal and engaged a second firm to conduct a review of the appraisal received. These analyses indicated further erosion in the value of the property, so the Company recorded an impairment charge of $5,655,000 during the second quarter. During the third quarter of 2008, the Company paid the participating bank $950,000 to settle various claims between the Company and the participating bank and to cancel any claims the participating bank had on the property. As a result of the settlement, the carrying value of the property was increased by the amount formerly allocated to the participating bank, which increased the carrying value of the property to the estimated realizable value of the property which was $2,690,000 at September 30, 2008.
     In addition, a specific reserve was recorded in the reserve for unfunded commitments included in accrued interest, taxes and other liabilities on the Balance Sheet, to recognize the Company’s estimate of liability for mechanic liens placed against the Rocklin property. After settlement of several of these liens in 2007 and into 2008, the balance in the specific reserve was $477,000 at September 30, 2008 and $756,000 at December 31, 2007.

ALLOWANCE FOR LOAN LOSSES
     The following table summarizes the loan loss experience of the Company for the nine months ended September 30, 2008 and 2007, and for the year ended December 31, 2007.

	September 30,		December 31
	2008	2007	2007
	(dollars in thousands)
Balance at beginning of period	$35,800	$14,031	$14,031

Allowance from the California Stockmen’s Bank	—		1,900
Provision for loan losses	26,827	4,645	29,803
Write down of loans transferred to loans held for sale	(985)	—	—
Charge-offs
Commercial and agricultural	(7,193)	(3,273)	(1,128)
Real estate construction	(18,733)	—	(8,357)
Consumer	(712)	(499)	(934)

Total charge-offs	(26,638)	(3,772)	(10,419)

Recoveries
Commercial and agricultural	164	275	364
Real estate mortgage	4	—	—
Consumer	138	106	121

Total recoveries	306	381	485

Net charge-offs	(26,332)	(3,391)	(9,934)

Balance at end of period	$35,310	$15,285	$35,800

Loans outstanding at period-end	$1,298,084	$1,364,238	$1,494,681
Average loans outstanding	$1,433,775	$1,270,114	$1,320,594
Annualized net charge-offs to average loans	2.46%	0.36%	0.75%

Allowance for loan losses:
To total loans	2.72%	1.12%	2.40%
To nonperforming loans	25.46%	465.44%	66.05%
To nonperforming assets	24.89%	120.03%	57.97%
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
     The balance in the allowance for loan losses was affected by the amounts provided from operations, amounts charged-off and recoveries of loans previously charged off. The Company recorded a provision for loan losses to the allowance of $11,500,000 and $26,827,000 for the three and nine months ended September 30, 2008 as compared to $732,000 and $4,645,000 for the same periods in 2007. As of September 30, 2008, management has recorded provisions for loan losses where known information about possible credit problems of the borrower or deterioration in collateral values cause management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become non-performing assets. See “Results of Operations — Provision for Loan Losses.”
Charge-offs
     For the nine months ended September 30, 2008, the increase in level of gross charge-offs of $22,866,000, compared to the same period in 2007 was primarily due to further deterioration in collateral values associated with the Company’s real estate construction loan portfolio as well as nonperformance in the commercial and consumer loan portfolios.

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
     The following table summarizes a breakdown of the allowance for loan losses by loan category and the percentage by loan category of total loans for the dates indicated:

	September 30, 2008		December 31, 2007
		Loans % to		Loans % to
(dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Commercial and agricultural	$12,257	36%	$7,757	32%
Real estate construction	12,081	9	17,413	10
Real estate mortgage	9,872	54	8,940	51
Installment	1,100	1	1,690	7

Total	$35,310	100%	$35,800	100%

     The following table displays the allocation of the allowance for loan losses between specific reserves on impaired loans and the general component, as of the dates indicated:

	September 30,	December 31,
(in thousands)	2008	2007
Specific allowance established for impaired loans	$20,958	$21,432
General component of allowance for loan losses	14,352	14,368

Total	$35,310	$35,800

     The following table shows the change in the specific allowance for loan losses from December 31, 2007 to September 30, 2008:

(in thousands)
Balance at December 31, 2007	$21,432
New reserves required for specifically identified loans	42,427
Impact of reduction in estimate for selling costs from 10% to 8%	(1,070)
Reduction in reserves from charge-offs	(24,034)
Reduction of specific reserves from additional collateral or repayment by customers	(17,797)

Balance at September 30, 2008	$20,958

     The specific element of the allowance for loan losses declined during the period because of charge-offs, totaling $24,034,000, and the impact of additional reserves necessary due to the reduced valuations of collateral was offset by the improved credit position of other customers who provided additional collateral or made significant repayments.
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
     During the second quarter of 2008, the Company obtained updated appraisals on a substantial portion of the collateral supporting its loan portfolio, especially the construction and land development loans, which have shown continued decline in value due to the absence of home or land sales in the Company’s market area and the resulting pessimistic outlook on property and land values. The Company performed an intensive review of its loan portfolio, independent loan consultants reviewed the portfolio during the quarter, and the loan portfolio was also reviewed during a regulatory examination conducted in July and August 2008. As a result of these reviews and recommendations of its consultants, the Company placed twenty-seven customers with loans of approximately $73.3 million on nonaccrual and the Company charged-off loans of approximately $19.2 million in the second quarter to eliminate much of the shortfall in collateral values identified. Accordingly, specific allowances on the remainder of the impaired portfolio did not grow in line with the increase in total impaired loans at June 30, 2008.
     During the third quarter of 2008, the Company continued to obtain updated appraisals on its construction and land development loans and arranged for another independent loan review which focused on a portfolio of $510.6 million of loans not previously reviewed during the recent regulatory examination. Specific loans identified for review totaled $104.9 million and were comprised of borrowing relationships with balances greater that $1 million, including both classified and pass grade loans. For the quarter ended September 30, 2008, the Company placed twenty-one customers with loans of approximately $24.4 million on nonaccrual and charged-off loans of approximately $5.6 million.
     The Company concluded that it had material weaknesses in its credit/lending functions at December 31, 2007. In response to the identification of this material weakness, several reviews of the commercial and real estate loan portfolios have been performed by the Company and independent credit consultants, as summarized above. Remediation of the controls continues and will not be viewed as completed until two consecutive calendar quarters of effective controls and procedures have been achieved. For additional information, see Part I, Item 4 Controls and Procedures of this report.
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

	September 30, 2008	December 31, 2007
	(in thousands)
Cash surrender value of life insurance	$45,336	$43,677
     As of January 1, 2008, pursuant to EITF Issue No. 06-4, the Company recorded cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar life arrangement for employees and non-employee directors in the amount of $186,000 as a reduction of equity. On a monthly basis, the Company records benefit expense of such insurance coverage. Benefit expense for the three and nine months ended September 30, 2008 was $11,000 and $32,000, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded increases in cash surrender values on these life insurance contracts of $1,659,000 and $1,304,000. The increase of $355,000 in cash surrender value of life insurance policies for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to the $375,000 reimbursement of costs associated with the transfer of multiple insurance contracts into a single account contract with one carrier.
DEPOSITS
     Deposits are the Company’s primary source of funds. At September 30, 2008, the Company had a deposit mix of 26% in savings deposits, 41% in time deposits, 15% in interest-bearing checking accounts and 18% in noninterest-bearing demand accounts compared to 28% in savings deposits, 41% in time deposits, 15% in interest-bearing checking accounts and 16% in noninterest-bearing demand accounts at December 31, 2007. Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its cost of funds.
     The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company’s business is not seasonal in nature. The Company accepts time deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. As a result of the Bank’s capital position falling to below well-capitalized, the Bank is subject to certain pricing restrictions compared to its local market. When deposit rates exceed these pricing constraints, the deposits must be classified as brokered deposits in regulatory reports. During the second quarter of 2008, the Bank established the appropriate measurement for this pricing constraint and determined that $93 million of deposits originated in 2008 must be reclassified to brokered deposits. Of this amount $23 million are deposits gathered outside its local market and $70 million are deposits gathered from within the Bank’s normal market area. The Bank has a policy target for brokered deposits of no more than 15% of the Bank’s asset base. However, the Bank must seek regulatory approval to gather any additional brokered deposits until such time that the Bank is considered well capitalized.
     The Bank continues to work with depositors in an effort to reduce uninsured exposure. During the third quarter the Bank implemented a new marketing strategy to attract new deposit accounts in effort to improved liquidity and offset time deposits maturing which may not be renewed.
     Maturities of time certificates of deposits of $100,000 or more outstanding at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Three months or less	$64,277	$157,659
Over three to six months	51,234	44,511
Over six to twelve months	32,371	26,175
Over twelve months	15,284	41,782

Total	$163,166	$270,127

RESERVE FOR COMMITMENTS
     The reserve for commitments included in other liabilities at September 30, 2008 and December 31, 2007, is presented below.

	For the nine
	months ended	For the year
	September 30,	ended December
	2008	31, 2007
	(in thousands)
Balance at the beginning of the period	$1,800	$710
Provision for credit losses	1,242	334
Provision (credit) for mechanics liens and bonded stop notices	(279)	1,840
Payment of mechanic liens and bonded stop notices	—	(1,084)

Balance at the end of the period	$2,763	$1,800

     The reserve for commitments for the nine months ended September 30, 2008 compared to December 31, 2007 was increased by $963,000 to a total of $2,763,000, as an estimate of probable future credit losses resulting from unfunded loan commitments being funded and subsequently charged off, as well as the credit for mechanics liens and bonded stop notices. The decrease in provision for unfunded loan commitments of $1,087,000 during the three months ended September 30, 2008 was primarily due to the reversal of a specific provision of $980,000 resulting from the full pay off of the related loan.

     In 2007, the Bank recorded a specific reserve for commitments related to other real estate owned property in Rocklin, California to recognize the Bank’s estimate of liability for mechanic liens placed against the property. During the first nine months of 2008 and the fourth quarter of 2007, payments of $0 and $1,084,000, respectively, were made, as well as a credit to the reserve of $279,000 for the first nine months of 2008, leaving a remaining specific reserve balance of $477,000 and $756,000 at September 30, 2008 and December 31, 2007, respectively.
EXTERNAL FACTORS AFFECTING ASSET QUALITY
     For a discussion on external factors affecting asset quality, see Part II Item 1A. Risk Factors in this report.
LIQUIDITY
     The objective of liquidity management is to ensure that funds are available in a timely manner to meet the Company’s financial needs including paying creditors, meeting depositors’ needs, accommodating loan demand and growth, funding investments, paying off borrowing commitments and other capital needs, without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.
     Liquidity risk is the risk to earnings or capital resulting from our inability to meet our obligations when they occur without incurring unacceptable losses. Liquidity risk includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with a minimum loss of value or to access other sources of cash. Factors considered in liquidity risk management are stability of the deposit base, marketability, maturity, and pledging of investments, alternative sources of funds, and the demand for credit.
     The management of liquidity risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for liquidity risk management to the Asset and Liability Management Committee (“ALCO”), which is composed of the Bank’s senior executives and other designated officers. ALCO provides oversight to the liquidity management process and courses of action to address our actual and projected liquidity needs. It regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, projected individual client funding needs, projected investment cash flows and borrowing maturities and existing and planned business activities.
     With the credit crisis also giving rise to a liquidity crisis, the tightened flow of funds has affected Wall Street, banks and consumers. The Company has focused on managing liquidity by controlling loan growth, emphasizing core deposit growth, and maximizing the sources of liquidity. Alternative funding sources have been an important part of liquidity management.
     Historically the Bank has attracted a stable, low-cost deposit base, which has been a primary source of stability to the Company’s balance sheet. The Company recognizes that its adverse operating results, as well as recent U.S. and global market events, may have and may continue to result in a decreased level of customer confidence in the Company and the Bank. During the third quarter of 2008, the Company experienced an elevated level of deposit withdrawals. In an effort to prepare for lower deposit levels, the Bank has taken steps to address current conditions in an effort to stabilize the Bank’s liquidity position, including an increase in pledged assets as collateral for our borrowing arrangements described below. On the asset side, the Bank has focused on reductions in new loan originations, loan sales and loan participation activities as a means to improve its liquidity position.
     The Company is currently operating under a contingency liquidity plan that has been approved by the Board of Directors. As a function of this plan, management and members of ALCO closely monitor the Company’s liquidity position in several aspects. ALCO monitors deposit behavior and outflows, large customer relationships, uninsured deposit levels and retail strategies as a means to anticipate potential deposit behavior and maintain appropriate levels of liquidity. ALCO also carefully monitors and projects potential changes in loan activities to include anticipated loan sales or participations. It also determines the appropriate level and composition of the investment portfolio and if security sales would assist in liquidity management. Credit lines with external sources are also monitored. Currently, the Company’s liquidity position is monitored on a daily basis and ALCO meets on a weekly basis to review its position and strategies.
     The Company’s liquidity requirements may be met through the use of its portfolio of liquid assets. These assets include cash, demand and time deposits in other banks, investment securities eligible and available to pledge or otherwise access and federal funds sold. Liquid assets totaled $69,728,000 and $137,499,000, and were 3.6% and 6.5% of total assets at September 30, 2008 and December 31, 2007, respectively. The reduction in liquid assets is primarily the result of a reduction in the Bank’s federal funds sold position and the level of investment securities eligible and available to pledge or otherwise access.

     As supplemental sources of liquidity, the Company maintains lines of credit with certain correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank. These lines total $347,940,000 of which $185,000,000 was outstanding as of September 30, 2008. This compares with lines of credit of $337,242,000 of which $107,500,000 was outstanding as of December 31, 2007. The increase in advances outstanding on these lines of credit at September 30, 2008 compared to December 31, 2007 is primarily due to increased advances from the Federal Home Loan Bank of San Francisco to offset the reduction in the Bank’s deposits during the same period. This borrowing line is supported by eligible loan and investment securities collateral. The advance rate from the Federal Home Loan Bank of San Francisco varies based on which type of qualifying collateral is offered by the Bank.
     The Bank pledged commercial loans eligible as collateral to the Federal Reserve Bank to support additional borrowings, if needed. This line was put in place by the Bank in early April 2008. As of September 30, 2008, the Bank’s ability to borrow from the Federal Reserve Bank using eligible loans and investment securities as collateral was $162,940,000. The Bank considers this borrowing capacity as a secondary source of funding and had no borrowings outstanding under this arrangement at September 30, 2008. The Federal Reserve Bank of San Francisco is not obligated to lend to the Bank under this loan facility and has indicated that it might not lend or continue lending if the Bank is unable to raise capital.
     In early October 2008, the FDIC approved a temporary increased insurance limit of $250,000 per individual account that was part of the financial rescue legislation. In addition, non-interest bearing deposit accounts have unlimited FDIC insurance through 2009 under this legislation. It is not clear how depositors will respond regarding the increase in insurance coverage.
     On October 14, 2008, the United States Department of the Treasury announced its Capital Participation Program, or CPP, as part of the Troubled Asset Relief Program, or TARP, pursuant to the Emergency Economic Stabilization Act of 2008. Under the CPP, the government would provide capital to qualifying financial institutions that choose to participate in the program in exchange for senior preferred securities. In addition to the preferred securities, the government would also receive a warrant exercisable for shares of common stock in each participating financial institution with a market value equal to 15% of the principal value of the preferred securities. The rules and complete terms of the CPP have not yet been finalized. The Company has applied to participate in the CPP. There can be no assurance that the government will approve an investment in the Company, or at the level requested.
     The Company is the sole shareholder of the Bank. While the Company has historically maintained its own capital and liquid assets, it also depends on its ability to receive dividends and management fees from the Bank for liquidity purposes. Dividends from the Bank are subject to certain regulatory limitations. The formal agreement among the Company, the Bank and the FRB prohibits the Bank from paying cash dividends to the Company except with the prior consent of the regulatory agencies. . The Company is permitted to defer payments on the junior subordinated debentures for up to 20 quarters under certain circumstances. The Company has elected to suspend dividends and deferred payments on the junior subordinated debentures (effective May 23, 2008) in order to increase liquidity.
     The Company continues to carefully manage its liquidity and look for opportunities to increase liquidity options in future periods. The Company’s adverse operating results in the third quarter are likely to result in increased pressure on the Company’s ability to meet its liquidity needs. See Item 1A Risk Factors for additional discussion of liquidity risk.
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
     Capital serves as a source of funds and helps protect depositors against potential losses. The primary source of capital for the Company has been generated through retention of retained earnings. The Company’s shareholders’ equity decreased by $67,831,000 or 47.9% between December 31, 2007 and September 30, 2008. This decrease was primarily due to a $23,515,000 goodwill impairment charge, the establishment of a deferred tax valuation allowance of $27,783,000, and a loan loss provision of $26,827,000. In computing total risk-based capital, Management is required to take into consideration the deferred tax assets that may not be fully utilized. Specifically, Tier 1 capital will be reduced by an amount of deferred tax assets that Management does not expect to realize beyond the next twelve months.
     The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Management believes, as of September 30, 2008, that the Company and the Bank met all applicable capital requirements. As of September 30, 2008, the Bank’s total risk-based capital ratios and leverage capital ratios are considered “adequately-capitalized”. As a result of being “adequately-capitalized”, the Bank cannot accept brokered deposits and is limited in its ability to offer customers interest rates above certain levels.
     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table).
     The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2008 are as follows:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:
Total capital (to risk weighted assets)	$134,956	8.75%	$123,324	8%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$84,841	5.50%	$61,662	4%	N/A	N/A
Leverage ratio	$84,841	4.24%	$80,037	4%	N/A	N/A

The Bank:
Total capital (to risk weighted assets)	$128,986	8.41%	$122,700	8%	$153,375	10%
Tier 1 Capital (to risk weighted assets)	$89,581	5.84%	$61,350	4%	$92,025	6%
Leverage ratio	$89,581	4.52%	$79,204	4%	$99,005	5%
     The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2007 are as follows:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:
Total capital (to risk weighted assets)	$177,480	10.26%	$138,406	8%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$142,122	8.21%	$69,203	4%	N/A	N/A
Leverage ratio	$142,122	6.97%	$81,510	4%	N/A	N/A

The Bank:
Total capital (to risk weighted assets)	$170,940	9.94%	$137,518	8%	$171,898	10%
Tier 1 Capital (to risk weighted assets)	$129,253	7.52%	$68,759	4%	$103,139	6%
Leverage ratio	$129,253	6.41%	$80,703	4%	$100,879	5%
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

RETURN ON EQUITY AND ASSETS
     The following table sets forth certain financial ratios for the periods indicated (averages are computed using actual daily figures):

			Year Ended
	Nine Months Ended September 30,		December 31,
	2008	2007	2007
Annualized return on average assets	(4.18)%	0.76%	(0.19)%
Annualized return on average equity	(61.56)%	9.39%	(2.36)%
Average equity to average assets	6.78%	8.05%	7.93%
Dividend payout ratio	NM	21.19%	NM
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
     It is the opinion of management that there has been a material change in the Company’s market risk during the first nine months of 2008 when compared to the level of market risk at December 31, 2007, as discussed in the Liquidity section above and in Part II Item 1A. Risk Factors in this report. If interest rates were to suddenly and materially rise from levels experienced during the first nine months of 2008 or if the Company were subjected to a substantial decline in depositor confidence, the Company could become susceptible to an increased level of market risk.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008 pursuant to Exchange Act Rule 13a-15b. Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described below under “Changes in Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer have concluded that while the Company’s disclosure controls and procedures were effective at September 30, 2008, the material weaknesses related to these controls will not be viewed as remediated until two consecutive calendar quarters of effective controls and procedures have been achieved. Assuming effective controls and procedures are maintained during the quarter ending December 31, 2008, the Company expects to view the related material weaknesses as remediated.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Company reported, in its financial statements and Form 10-K for the year ended December 31, 2007, the identification of material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, and insufficient levels of appropriately qualified and trained personnel in our financial reporting processes. These weaknesses led to a material error in the provision for loan losses and the allowance for loan losses, the absence of entity-level controls to ensure that the appropriate accounting policies are selected, followed and updated as circumstances change, and resulted in ineffective analysis, implementation, monitoring and documentation of accounting policies. The Company has taken the following steps to address the aforementioned material weaknesses:
•	Hiring of Chief Risk Officer to implement a risk management plan, including enhanced policies and procedures to identify, assess, manage and monitor risk exposures;

•	Engaging independent credit specialists to evaluate a substantial portion of the commercial, real estate and construction loan portfolios;

•	Establishing a Special Assets Department to monitor and control nonperforming credits;

•	Ensuring via review by qualified senior management that management’s assessment of loans requiring impairment analysis in accordance with SFAS 114 is supported by comprehensive documentation;

•	Training of lending and credit personnel to ensure that loans are appropriately classified and that problem loans are identified and communicated to Credit Administration on a timely basis;

•
Involving the Accounting Department in the preparation and review of comprehensive documentation developed by Credit Administration to support the loan loss provisioning and the adequacy of the allowance for loan losses;

•
Hiring of additional accounting and credit personnel, including a chief accounting officer, assistant controller and SEC reporting manager to ensure that personnel with adequate experience, skills and knowledge particularly in relation to complex and non-routine transactions are directly involved in the review and accounting evaluation of such transactions;

•	Engaging an independent company to review progress in implementing the enhancements to procedures and to report to the Audit Committee of the Board;

•	Documenting of processes and procedures, along with appropriate training, to ensure that the accounting policies, conform to GAAP and are consistently applied prospectively;

•
Ensuring through appropriate review by senior level personnel that management’s analysis of the appropriate accounting treatment for Affordable Housing Partnership investments, Other Real Estate Owned and minimum lease commitments, are supported by comprehensive documentation; and

•	Engaging an independent accounting firm to review newly implemented control processes and procedures related to the accounting for certain non-routine transactions.
     We have been executing the remediation plans identified above since the first quarter of 2008, and we believe our controls and procedures were effective at September 30, 2008. However, the material weaknesses related to these controls will not be viewed as remediated until two consecutive calendar quarters of effective controls and procedures have been achieved. Assuming effective controls and procedures are maintained during the quarter ending December 31, 2008, the Company expects to view the related material weaknesses as remediated.
     Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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
GOING CONCERN RISK
It is uncertain if we will be able to continue as a going concern.
     We have been unable to raise capital as required by the capital plan adopted under the formal agreements with the Federal Reserve Bank of San Francisco and California Department of Financial Institutions. The Company’s adverse operating results for the third quarter have reduced our capital ratios, and the announcement of results may increase the Company’s need for funds to meet depositor withdrawals. Increased withdrawal demands or reduced funding sources would make it difficult to meet our payment obligations as they arise. These and the other factors discussed below raise doubt as to our ability to continue as a going concern.
MARKET AND INTEREST RATE RISK
We will need to raise additional capital in the near future, but capital may not be available or may be available only on unfavorable terms.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Before year-end 2007, we were “well capitalized” under federal guidelines. The losses recognized and additional reserves established in the fourth quarter of 2007 and the first three quarters of 2008 brought the Bank’s capital below “well capitalized” minimums and into “adequately capitalized” levels. However, as a result of the deficiencies identified by our banking regulators, it is possible that federal regulators will downgrade our status. As a result of these deficiencies, we have entered into a written agreement with the Federal Reserve Bank of San Francisco relating to capital, assets, earnings, management, liquidity, sensitivity to market risk and restrictions on our activities and payment of dividends. See Note 2 to the Condensed Consolidated Financial Statements included herein. We need to raise additional capital to meet regulatory requirements and to provide an appropriate cushion against potential losses. Our ability to raise additional capital depends in part on conditions in the capital markets, which are outside of our control. At present the market for new capital for community banks is very limited. Accordingly, we cannot be certain of our ability to raise additional capital in the future or on terms acceptable to us. If we are able to raise capital, it will most likely be on terms that will be substantially dilutive to current shareholders. We have retained Keefe, Bruyette & Woods to seek to raise capital and evaluate other strategic alternatives for the Company. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” under applicable federal regulations. With our capital levels below “well capitalized” minimums, we may not have access to a significant source of funding, which would force us to use more expensive sources of funding or to sell loans or other assets at a time when pricing for such assets is unfavorable. If we cannot raise additional capital, our results of operations and financial condition could be adversely affected.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
All depository institutions require access to cash and liquid assets that are convertible to cash to meet their operating needs. Those needs include payment of operating expenses, meeting customers’ withdrawal requests and funding loans. Negative perceptions of our prospects among our customer base resulting from unfavorable operating results in 2007 and 2008 could cause customers to withdraw their deposits at accelerated rates. If our deposit customers should make requests for withdrawal of their deposits substantially in excess of expected withdrawal levels (and in excess of the levels of our liquid assets), we would be required to borrow additional funds or sell other long-term assets in order to raise cash. No assurance can be given as to whether depositors will withdraw funds in excess of the amount of our liquid assets. Additionally, the Company has borrowings outstanding supported by eligible loan collateral with the Federal Home Loan Bank, or FHLB. The deterioration in credit quality of the assets pledged could impact the level of availability for future advances with FHLB. Furthermore, time deposits maturing may not be renewed and our inability to accept brokered deposits may negatively affect our ability to meet these obligations as they come due.
RISKS RELATED TO THE NATURE AND GEOGRAPHICAL LOCATION OF CAPITAL CORP OF THE WEST’S BUSINESS
We determined that our methodology for grading loans and establishing the level of the allowance for loan losses had material weaknesses.
After filing our year-end call report on January 30, 2008 we determined, in working with our bank regulators and independent credit consultants, that many of our loans required a more adverse classification and greater reserves against losses than we had established in the course of our regular operations. As a result, we increased our allowance for loan losses by $25 million more than we had thought necessary at the end of 2007. An adjustment of this magnitude indicated that we had a material weakness in our methodology for classifying loans and establishing the level of our allowance for loan losses. We were also required to amend our call report for the period ended September 30, 2008 to report additional problem loans and reserves. Although we have taken steps to address this weakness by adding additional levels of loan file review with the assistance of independent consultants, we cannot assure you that we have eliminated or mitigated this weakness.
Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.
Like all financial institutions, every loan we make carries a risk that it will not be repaid in accordance with its terms, or that collateral for the loan will not be sufficient to assure repayment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a secured loan, the changes and uncertainties as to the value of the collateral; the creditworthiness of a particular borrower; changes in economic and industry conditions; and the duration of the loan. Our allowance for loan losses as a percentage of total loans outstanding was 2.72% as of September 30, 2008 and 2.40% as of December 31, 2007 but as a percentage of nonperforming assets was 24.89% as of September 30, 2008, down from 57.97% as of December 31, 2007. During the first nine months of 2008, nonperforming loans increased by $84.5 million, and our allowance for loan losses decreased by a net amount of $0.5 million. Although management believes the level of our loan loss allowance is now adequate to absorb probable losses in our loan portfolio, management cannot predict these losses or whether the allowance will be adequate or whether we will be required to increase this allowance. Any of these occurrences could adversely affect our business, financial condition and results of operations.
Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market.
Approximately 63% of our loan portfolio was secured by commercial or, to a lesser extent, residential and agricultural real estate at September 30, 2008. Our markets experienced an increase in real estate values in recent years before 2007, in part as the result of historically low interest rates. During late 2007 and into 2008, real estate markets in California and elsewhere experienced a slowdown in appreciation and, in some cases, a significant depreciation. The current subprime mortgage crisis has caused a substantial increase in real property foreclosures and downward pressure on real estate values. The recent decline in economic conditions and real estate values could continue to have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and the value of real estate owned by us, as well as on our financial condition and results of operations in general.
Our concentration in real estate construction loans subjects us to additional risks.
We have a concentration in real estate construction loans. Approximately 9% of our lending portfolio was classified as real estate construction loans as of September 30, 2008. Approval and terms of real estate construction loans depend in part on estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction lending involves greater risks than permanent mortgage lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately determine the total funds required to complete a project and its actual market value. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Repayment is substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or if real estate values decline during the construction process or if a project suffers substantial delays, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss. A slumping real estate market will may make it difficult for us to complete and dispose of the foreclosed Rocklin condominium project without additional loss or reserves. The housing market in Central California where our construction loan accounts are located is overbuilt and depressed, and it will be difficult to sell or refinance units in these projects for the foreseeable future.
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

CAPITAL CORP OF THE WEST (Registrant)
Date: November 17, 2008	By	/s/ Richard S. Cupp
Richard S. Cupp
President and Chief Executive Officer

Date: November 17, 2008	By	/s/ David A. Heaberlin
David A. Heaberlin
Chief Financial Officer/Treasurer

Exhibit Index

Exhibit	Description

10.1	Employment Agreement between Richard S. Cupp and Capital Corp. of the West effective August 15, 2008 dated October 27, 2008

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350